Form 10-Q
period 2000-09-30
IPCS INC
filed 2000-11-14
CIK 1108727

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  __________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                                333-47682
                      Commission File Number:   333-47688
                                              -------------

                                  iPCS, INC.
            (Exact name of registrant as specified in its charter)


               DELAWARE                                36-4350876
     (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
     Incorporation or Organization)


                        1900 East Golf Road, Suite 900
                          Schaumburg, Illinois 60173
         (Address of principal executive offices, including zip code)

                                (847) 944-2900
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

44,869,643 shares of common stock, $0.01 par value per share, were outstanding as of November 14, 2000.

                                   iPCS, INC.

                                   FORM 10-Q
                              SEPTEMBER 30, 2000
                               TABLE OF CONTENTS

                                                                            Page
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements:

            Consolidated Balance Sheets at September 30, 2000 and
            December 31, 1999                                                  2

            Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999 and for the nine months ended
            September 30, 2000 and for the period from January 22, 1999 (date
            of inception) through September 30, 1999                           3

            Consolidated Statement of Redeemable Preferred Stock and Equity
            for the nine months ended September 30, 2000                       4

            Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and for the period from January 22, 1999 (date
            of inception) through September 30, 1999                           5

            Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                        15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.          27

PART II     OTHER INFORMATION                                                 29

Item 1.     Legal Proceedings.                                                29

Item 2.     Changes in Securities and Use of Proceeds.                        29

Item 3.     Defaults Upon Senior Securities.                                  31

Item 4.     Submission of Matters to a Vote of Security Holders.              31

Item 5.     Other Information.                                                31

Item 6.     Exhibits and Reports on Form 8-K.                                 31

                                    PART I

                             FINANCIAL INFORMATION

Item 1.   Financial Statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                          September 30,      December 31,
                                                                                              2000              1999
                                                                                           (Unaudited)
                                      Assets
Current Assets:
  Cash and cash equivalents...........................................................         $108,233           $ 2,733
  Accounts receivable, less allowance:  2000 - $169; 1999 - $1........................            3,405                92
  Other receivables...................................................................              180                39
  Inventories.........................................................................              705               927
  Prepaid expenses and other assets...................................................            2,691               432
                                                                                               --------           -------
     Total current assets.............................................................          115,214             4,223

Property and equipment including construction in progress, net........................          100,359            39,106
Financing costs, less accumulated amortization: 2000 - $205; 1999 - $66...............            9,818             1,514
Intangible assets, net................................................................           14,835
                                                                                               --------           -------
     Total assets.....................................................................         $240,226           $44,843
                                                                                               ========           =======
              Liabilities, Redeemable Preferred Stock and Equity
Current Liabilities:
  Accounts payable....................................................................         $ 18,960           $ 3,839
  Accrued expenses....................................................................            1,473               393
  Accrued interest....................................................................                                265
  Deferred revenue....................................................................              521
  Advance on tower sales..............................................................            1,250             2,000
                                                                                               --------           -------
       Total current liabilities......................................................           22,204             6,497

Deferred gain on tower sales..........................................................            4,704             1,655
Accrued interest......................................................................            2,827
Long-term debt........................................................................          129,794            27,571
                                                                                               --------           -------
       Total liabilities..............................................................          159,529            35,723
                                                                                               --------           -------

Redeemable preferred stock, $0.01 par value; 35,000,000 shares authorized; 9,090,909
    shares issued and outstanding.....................................................           47,268
                                                                                               --------           -------
Commitments and Contingencies

Equity:
   Common stock, $0.01 par value; 300,000,000 shares authorized; 44,869,643 shares
     issued and outstanding...........................................................              449
   Additional paid in capital.........................................................           79,403
   Contributed capital - Predecessor Company..........................................                             13,500
   Unearned compensation..............................................................           (6,041)
   Accumulated deficit................................................................          (40,382)           (4,380)
                                                                                               --------           -------
         Total equity.................................................................           33,429             9,120
                                                                                               --------           -------
         Total liabilities, redeemable preferred stock and equity.....................         $240,226           $44,843
                                                                                               ========           =======

See notes to consolidated financial statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (In thousands, except share data)


                                                                                                                 For the Period from
                                                                                                                  January 22, 1999
                                                              For the Three-Month           For the Nine-Month   (date of inception)
                                                                  Period Ended                 Period Ended            through
                                                         September 30,   September 30,        September 30,         September 30,
                                                             2000            1999                  2000                 1999
Revenues:
 Service...............................................    $     6,310                             $    10,746
 Equipment and other...................................            861                                   1,892
                                                           -----------                             -----------
   Total revenues......................................          7,171                                  12,638
                                                           -----------                             -----------
Operating Expenses:
 Cost of service.......................................          5,207     $       323                   9,981          $       531
 Cost of equipment.....................................          2,499                                   5,097
 Selling...............................................          2,849             139                   5,695                  143
 General and administrative:
   Non-cash compensation...............................          2,206                                  10,686
   Taxes on non-cash compensation......................                                                  1,567
   Other general and administrative....................          2,304             258                   4,694                  844
 Depreciation and amortization.........................          2,622              16                   5,549                   16
                                                           -----------     -----------             -----------          -----------
   Total operating expenses............................         17,687             736                  43,269                1,534
                                                           -----------     -----------             -----------          -----------
Loss from operations...................................        (10,516)           (736)                (30,631)              (1,534)

Other Income (Expense):
 Interest income.......................................          1,854              45                   1,949                   56
 Interest expense......................................         (5,665)             (7)                 (6,259)                  (7)
 Other income..........................................            226             202                     424                  202
                                                           -----------     -----------             -----------          -----------
Loss Before Extraordinary Item.........................        (14,101)           (496)                (34,517)              (1,283)
Extraordinary item - loss on early extinguishment
     of debt...........................................         (1,485)                                 (1,485)
                                                           -----------     -----------             -----------          -----------
Net Loss...............................................    $   (15,586)    $      (496)            $   (36,002)         $    (1,283)
                                                           ===========     ===========             ===========          ===========

Loss before extraordinary item.........................    $   (14,101)    $      (496)            $   (34,517)         $    (1,283)
Beneficial conversion feature related to redeemable
    preferred stock....................................        (46,387)                                (46,387)
Dividends and accretion on redeemable preferred stock..           (881)                                   (881)
                                                           -----------     -----------             -----------          -----------
Loss available to common stockholders..................        (61,369)           (496)                (81,785)              (1,283)
Extraordinary item.....................................         (1,485)                                 (1,485)
                                                           -----------     -----------             -----------          -----------
Net loss available to common stockholders..............    $   (62,854)    $      (496)            $   (83,270)         $    (1,283)
                                                           ===========     ===========             ===========          ===========

Pro forma basic and diluted per share of common
     stock:
         Loss before extraordinary item................    $     (1.37)    $     (0.01)            $     (1.83)         $     (0.03)
         Extraordinary item............................    $     (0.03)                            $     (0.03)
         Net loss......................................    $     (1.40)    $     (0.01)            $     (1.86)         $     (0.03)
Pro forma weighted average common shares
 outstanding...........................................     44,869,643      44,869,643              44,869,643           44,869,643
                                                           ===========     ===========             ===========          ===========

See notes to consolidated financial statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
        CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK AND EQUITY
                                  (Unaudited)
                       (in thousands, except share data)


                                                                       Redeemable
                                                                     Preferred Stock          Common Stock       Additional
                                                                   Shares        Amount    Shares     Amount    Paid In Capital

BALANCE AT JANUARY 1, 2000

  Members contributions from January 1, 2000
    to July 11, 2000

  Issuance of 1.5% interest in Predecessor
    Company to Mr. Yager

  Net loss from the period form January 1, 2000
    to July 11, 2000

  Reorganization of Predecessor Company
    to C Corporation                                                                       44,869,643  $ 449        $  38,031

  Net loss for the period from July 12, 2000
    to September 30, 2000

  Sale of redeemable preferred stock                        9,090,909     $  46,387

  Beneficial conversion feature related to
    redeemable preferred stock                                                                                         46,387

  Accretion of redeemable preferred stock                                                                             (46,387)
    beneficial conversion feature

  Accrued dividends on redeemable preferred stock                               812                                      (812)

  Accretion to redemption amount of
   redeemable preferred stock                                                    69                                       (69)

  Grant of stock options                                                                                                8,247

  Amortization of unearned compensation

  Issuance of warrants in connection with the
    senior discount notes                                                                                              24,859

  Issuance of warrants to Sprint PCS                                                                                    9,147
                                                            ---------     ---------        ----------  -----        ---------
BALANCE AT SEPTEMBER 30, 2000                               9,090,909     $  47,268        44,869,643  $ 449        $  79,403
                                                            =========     =========        ==========  =====        =========


                                                              Contributed
                                                               Capital-
                                                              Predecessor     Unearned        Accumulated
                                                                Company     Compensation        Deficit

BALANCE AT JANUARY 1, 2000                                   $ 13,500                          $ (4,380)

  Members' contributions from January 1, 2000
    to July 11, 2000                                           16,500

  Issuance of 1.5% interest in Predecessor
    Company to Mr. Yager                                        8,480

  Net loss from the period form January 1, 2000
    to July 11, 2000                                                                            (21,108)

  Reorganization of Predecessor Company
    to C Corporation                                          (38,480)

  Net loss for the period from July 12, 2000
    to September 30, 2000                                                                       (14,894)

  Sale of redeemable preferred stock

  Beneficial conversion feature related to redeemable preferred stock

  Accretion of redeemable preferred stock
    beneficial conversion feature

  Accrued dividends on redeemable preferred stock

  Accretion to redemption amount of
    redeemable preferred stock

  Grant of stock options                                                          $  (8,247)

  Amortization of unearned compensation                                               2,206

  Issuance of warrants in connection with the senior discount notes

  Issuance of warrants to Sprint PCS
                                                             --------             ---------    --------
BALANCE AT SEPTEMBER 30, 2000                                $                    $  (6,041)   $(40,382)
                                                             ========             =========    ========


See notes to consolidated financial statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                  For the Period from
                                                                For the Nine       January 22, 1999
                                                                Month Period      (date of inception)
                                                                    Ended               through
                                                                September 30,        September 30,
                                                                    2000                 1999
Cash Flows from Operating Activities:
 Net loss                                                         $(36,002)            $ (1,282)
 Adjustments to reconcile net loss to net cash flows from
  operating activities:
  Depreciation and amortization............................          5,549
  Loss on disposal of property and equipment...............             56
  Gain on tower sales......................................           (479)                (202)
  Amortization of deferred gain on tower sales.............           (180)
  Amortization of financing costs..........................            234                   16
  Non-cash interest........................................          2,322
  Extraordinary loss on early extinguishment of debt.......          1,485
  Non-cash compensation....................................         10,686
  Changes in assets and liabilities:
    Accounts receivable....................................         (3,313)                  (1)
    Other receivables......................................           (141)
    Inventories............................................            222
    Prepaid expenses and other assets......................         (2,259)                (307)
    Accounts payable, accrued expenses and accrued
     interest..............................................          9,395                  618
    Deferred revenue.......................................            521
                                                                  --------             --------
     Net cash flows from operating activities..............        (11,904)              (1,158)
                                                                  --------             --------
Cash Flows from Investing Activities:
 Capital expenditures......................................        (64,741)             (15,475)
 Microwave relocation costs................................           (453)
 Intangible acquired in purchase of network assets.........         (3,526)
 Advance on tower sales....................................                               2,000
 Proceeds from tower sales.................................          8,500                2,500
                                                                  --------             --------
     Net cash flows from investing activities..............        (60,220)             (10,975)
                                                                  --------             --------
Cash Flows from Financing Activities:
 Proceeds from long-term debt..............................        165,106                8,568
 Repayment of Nortel debt..................................        (40,346)
 Debt issuance costs.......................................        (10,023)              (1,580)
 Proceeds from sale of redeemable preferred stock,
  net of offering costs....................................         46,387
 Members' contributions....................................         16,500               10,500
                                                                  --------             --------
     Net cash flows from financing activities..............        177,624               17,488
                                                                  --------             --------
Increase in cash and cash equivalents......................        105,500                5,355
Cash and cash equivalents at beginning of period...........          2,733                    -
                                                                  --------             --------
Cash and cash equivalents at end of period.................       $108,233             $  5,355
                                                                  ========             ========

See notes to consolidated financial statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2000 and 1999
                                  (Unaudited)

1.   BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with rules issued by the Securities and Exchange Commission for preparing interim financial information and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. These unaudited interim consolidated financial statements should be read in conjunction with Illinois PCS, LLC's financial statements and footnotes thereto for the year ended December 31, 1999, included in iPCS, Inc.'s Form S-1 as filed with the Securities and Exchange Commission on October 10, 2000.

     Certain amounts in the 1999 financial statements have been reclassified to conform to the current year's presentation.

2.   REORGANIZATION

     On July 12, 2000, Illinois PCS, LLC (the "Predecessor Company") reorganized its business into a C Corporation in which members of the Predecessor Company received 44,869,643 shares of common stock of iPCS, Inc. in exchange for their ownership interests in the Predecessor Company. The ownership percentages among the members following the reorganization remained consistent with the ownership percentages at December 31, 1999 as adjusted for the effects of the agreement described in Note 11. As of July 12, 2000, the Predecessor Company merged with and into iPCS Wireless, Inc., a wholly owned subsidiary of iPCS, Inc., and iPCS Equipment, Inc. was also formed and is a wholly owned subsidiary of iPCS Wireless, Inc. iPCS Wireless, Inc. will continue the activities of the Predecessor Company and, for accounting purposes, this transaction was accounted for as a reorganization of the Predecessor Company into a C Corporation. iPCS, Inc. and its subsidiaries, including the Predecessor Company, are collectively referred to as the "Company."


3.   PRO FORMA LOSS PER SHARE

     Pro forma basic and diluted loss per share are calculated by dividing the net loss by the pro forma weighted average number of shares of common stock of iPCS, Inc. as if the shares of common stock of iPCS, Inc. into which the Predecessor Company's members' interests were converted had been outstanding for all of the periods presented. The calculation was made in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The pro forma basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed conversion of redeemable preferred stock or exercise of options and warrants is antidilutive.

4.   PROPERTY AND EQUIPMENT INCLUDING CONSTRUCTION IN PROGRESS

     Property and equipment including construction in progress consists of the following (dollars in thousands):



                                                                          September 30,      December 31,
                                                                              2000               1999
Network assets                                                               $ 65,576             $22,737
Computer equipment                                                              1,435                 675
Furniture, fixtures, office equipment and leasehold improvements                2,539                 626
                                                                             --------             -------
Total property and equipment                                                   69,550              24,038
Less accumulated depreciation and amortization                                 (5,541)               (315)
                                                                             --------             -------
Property and equipment, net                                                    64,009              23,723
Construction in progress (network build-out)                                   36,350              15,383
                                                                             --------             -------
Property and equipment including construction in progress, net               $100,359             $39,106
                                                                             ========             =======

5.   INTANGIBLE ASSETS, NET

     Intangible assets, net at September 30, 2000 consists of the following (dollars in thousands):

                                                                                      SEPTEMBER 30,
                                                                                          2000
Exclusive provider rights which arose with the issuance of warrants to
  Sprint PCS (see Note 6)                                                               $ 9,147
Exclusive provider rights which arose with the purchase of assets
  from Sprint PCS (see Note 6)                                                            3,526
Microwave clearing costs                                                                  2,337
                                                                                        -------
Total intangible assets                                                                  15,010
Less accumulated amortization                                                              (175)
                                                                                        -------
Intangible assets, net                                                                  $14,835
                                                                                        =======


6.    AMENDMENT TO SPRINT PCS AGREEMENT

     On March 8, 2000, the Company entered into an amendment to the Sprint PCS agreements to expand its service area to include 20 basic trading areas ("BTAs") located in Michigan, Iowa and Nebraska (the "Expansion"). In connection with the Expansion, the Company agreed to purchase certain network assets under construction in three BTAs in Michigan, for a purchase price to be determined on the closing date based upon the assets to be purchased and the stage of completion of those assets as of the closing date. In addition, in connection with the Expansion, the Company was granted an option, exercisable by the Company at any time prior to January 31, 2001, to add the Iowa City and Cedar Rapids, Iowa BTAs to its service area, for an initial purchase price of $25.2 million escalating monthly to a purchase price of $28.8 million if the option is exercised during January 2001. The purchase price is subject to an upward adjustment based upon the number of subscribers in the two additional markets at the option exercise date. As consideration to be the exclusive provider of Sprint PCS services in the Expansion territory, the Company committed to grant to Sprint PCS a warrant to acquire 2% of the equity of the Company at the earliest of July 15, 2000, the closing of an initial public offering, or the consummation of a private placement of equity in an amount equal to at least $70.0 million. In connection with the closing of the sale of the convertible preferred stock discussed in Note 10, the Company issued Sprint PCS a warrant to acquire 1,151,938 shares of common stock of the Company on July 12, 2000 at an exercise price of $4.95 per share. The fair value of the warrants, as determined using the Black-Scholes model, was approximately $9.1 million and was recorded as an increase to paid in capital with a corresponding amount recorded as an intangible asset representing the right to be the exclusive provider of Sprint PCS services in the Expansion territory. Such intangible asset is being amortized over a life of 18.5 years, which is the remaining term of the Sprint PCS agreement. The fair value of the warrants was calculated using the following assumptions:

     (1) risk free interest rate of 6.35%;
     (2) stock price based on a planned initial public offering;
     (3) dividend yield of 0%;
     (4) life of 7 years; and
     (5) volatility of 40%.

     Also, on July 12, 2000 the Company purchased the assets under construction in Michigan from Sprint PCS for approximately $12.7 million. The Company allocated approximately $9.2 million of the purchase price to property based on the fair value of the assets acquired, with the excess amount of $3.5 million allocated to the intangible asset representing the right to be the exclusive provider of Sprint PCS services in Michigan. The intangible asset is being amortized over a life of 18.5 years, which is the remaining term of the Sprint PCS agreement.

7.   DEFERRED GAIN ON TOWER SALES

     On May 28, 1999 the Company signed a tower sale and leaseback agreement with American Tower Corporation ("American Tower"). Under the agreement, the Company will locate sites for, develop and construct between sixty and eighty wireless communication towers and then sell the towers to American Tower. The term of this agreement will expire at the earliest of the final tower sale or December 31, 2000. The purchase price of each tower is $250,000. During the nine-month period ended September 30, 2000, thirty-seven towers were sold to American Tower for approximately $9.3 million, resulting in a gain of approximately $3.7 million, of which approximately $0.5 million was recognized at the time of the sale and the remainder was deferred and is being amortized as a reduction to rental expense over the initial lease term of ten years. At September 30, 2000, a total of fifty-five towers have been sold to American Tower.

     Upon the sale of a tower, the Company leases a portion, generally one-third, of the tower to collocate antennas and other network communication equipment. The leases are operating leases. The monthly rent to be paid by the Company for tower space on each tower is $1,100 plus an annual 3 percent escalator for a ten-year initial term with three five-year renewal option periods, subject to the terms of the underlying ground leases.

     American Tower has advanced $2.0 million to the Company for the purchases of the fifty-third through sixtieth towers. Should the Company not construct and sell the required number of towers to American Tower by December 31, 2000, the Company will be required to repay the advance plus accrued interest at 5%. The Company did not receive any cash related to the sale of the fifty-third, fifty-fourth and fifty-fifth towers. Accordingly, the advance on tower sales was reduced by approximately $0.8 million and the advance on tower sales at September 30, 2000 is approximately $1.2 million.

8.   DEBT

Senior Discount Notes and Warrants

     On July 12, 2000, the Company issued 300,000 units consisting of 14% senior discount notes due July 15, 2010 (the "Notes") and warrants to purchase 2,982,699 shares of common stock. The Notes were issued at a substantial discount such that the Company received gross proceeds of approximately $152.3 million. Cash interest on the Notes will not be payable until January 15, 2006. Prior to the accrual of cash interest, the principal amount of the Notes will accrete at a rate of 14% per annum, compounded semi-annually, to an aggregate principal amount of $300.0 million at July 15, 2005. On that date, the Notes will accrue cash interest at the rate of 14% per year and the Company will be required to pay the accrued interest beginning January 15, 2006, and on each January 15 and July 15 thereafter. The Company is amortizing the discount on the Notes as interest expense over the period from date of issuance to the maturity date. For the period ended September 30, 2000, the Company recorded approximately $1.8 million, net of capitalized interest, as interest expense related to the amortization of the discount.

     The Notes are a general unsecured obligation, subordinated in right of payment to all senior debt, including all obligations under the credit facility. The Notes Indenture contains covenants which restrict the Company's ability to incur additional indebtedness, pay dividends, merge, dispose of its assets, and certain other matters as defined in the Indenture. During the first 36 months, the Company may redeem up to 35% of the accreted value at a redemption price of 114% with the net cash proceeds of one or more equity offerings excluding the first $70.0 million of equity offerings. After July 15, 2005, the Notes may be redeemed at a price of 107% beginning in 2005, 105% beginning in 2006, 102% beginning in 2007 and 100% thereafter. Upon a change in control as defined in the Notes agreement, the Company will be required to make an offer to purchase the Notes at a price equal to 101% of the Accreted Value of Notes (as defined in the Notes agreement) on any purchase date prior to July 15, 2005 or 101% of the aggregate principal amount therefore, plus accrued and unpaid interest and Liquidated Damages (as defined in the Notes agreement), if any, to the date of purchase if on or after July 15, 2005.

     The Company allocated approximately $24.9 million to the fair value of the warrants, as determined by using the Black-Scholes model, and recorded a discount on the Notes, which is being recognized as interest expense over the period from date of issuance to the maturity date. For the period ended September 30, 2000, the Company recorded approximately $0.3 million as interest expense related to the amortization of the value of the warrants.

     The fair value of the warrants was calculated using the following assumptions:

     (1) risk free interest rate of 6.35%;
     (2) stock price based on a planned initial public offering;
     (3) dividend yield of 0%;
     (4) life of 10 years; and
     (5) volatility of 40%.

     The Company incurred approximately $6.0 million of costs associated with the issuance of the Notes. Those costs consisted of investment banker fees, legal fees and other issuance costs that have been capitalized and are being amortized to interest expense using the effective interest rate method over the term of the Notes.

Senior Secured Credit Facility

     On July 12, 2000, the Company entered into an amended and restated credit facility with Toronto Dominion (Texas), Inc. and GE Capital Corporation for a $140.0 million senior secured credit facility ("credit facility") to replace the Nortel Credit Facility that was repaid in full with the proceeds from the issuance of the Notes. The credit facility permits the Company to borrow up to $140.0 million through two tranches (Tranche A--$90.0 million and Tranche B-- $50.0 million) upon the Company meeting certain conditions, including a sale of equity securities with gross proceeds of at least $70.0 million. The credit facility contains certain financial ratios and other financial conditions similar to the Nortel Credit Facility and is collateralized by all of the Company's assets and assignment of the Sprint PCS Agreements. The credit facility has a maturity date of June 30, 2008. Since the Company has not met the condition of a sale of equity securities, no amounts have been available to be borrowed under this credit facility as of September 30, 2000.

     In connection with the early extinguishment of the Nortel Credit Facility, the Company recorded an extraordinary loss of approximately $1.5 million related to the write-off of the unamortized deferred financing costs at July 12, 2000.

     The Company incurred approximately $4.0 million of costs associated with obtaining the credit facility. Those costs consisted of loan origination fees, legal fees and other debt issuance costs that have been capitalized and are being amortized to interest expense using the straight-line method over the term of the credit facility.

9.  INCOME TAXES

     Prior to July 12, 2000, the Predecessor Company operated as a limited liability company ("LLC") and, as result, its losses were included in the income tax returns of its members. Subsequent to July 12, 2000, the date of reorganization as discussed in Note 2, the Company became a C Corporation and began accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." No benefit for federal income taxes has been recorded for the period ended September 30, 2000 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss carry forwards, would have been offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company's limited operating history. The Company has not provided any pro forma income tax information because any net deferred tax asset would have been offset by a full valuation allowance due to the Company's losses since inception. At September 30, 2000, the Company has net operating loss carry forwards for federal income tax purposes of approximately $12.8 million which are available to offset future taxable income through 2020.

10. REDEEMABLE PREFERRED STOCK

     Contemporaneously with the issuance of the 300,000 units discussed in Note 8, the Company issued to an investor group 9,090,909 shares of Series A-1 convertible participating preferred stock ("Series A-1 preferred stock") at a purchase price of $5.50 per share, yielding gross proceeds of $50.0 million. Each share of Series A-1 preferred stock is convertible into one share of common stock. In addition, the investor group has agreed to purchase 14,000,000 shares of Series A-2 preferred stock at a purchase price of $5.00 per share, subject to certain conditions, unless the Company completes a public offering yielding gross proceeds of $30.0 million or more prior to December 31, 2000.

     The holders of Series A-1 preferred stock have conversion rights and voting rights of common stockholders on an as-converted basis. Each share of Series A-1 preferred stock shall automatically convert into common stock under certain conditions including a public offering of securities with gross proceeds of $50 million or a change of control. In the event that the Company has not completed an initial public offering of common stock or consummated a business transaction meeting certain criteria by the fifth anniversary of the investment, the investor group has the right to request the Company to repurchase the Series A-1 preferred stock at fair market value, unless the Company's Board of Directors determines, in its sole discretion, that it is not in the Company's best interests to do so, whereupon the investor group would have the right to force a sale of the Company subject to the rights of Sprint and Sprint PCS under the Sprint PCS Agreements. The Series A-1 preferred stock has a mandatory redemption for cash at an amount equal to the stated value plus accrued dividends on July 12, 2011. The Company accretes the carrying value of the Series A-1 preferred stock (net of offering costs incurred) to the redemption amount by the effective interest method. During the period ended September 30, 2000, the Company recorded approximately $70,000 of accretion on the Series A-1 preferred stock.

     The Company allocated the entire net proceeds received from the issuance of Series A-1 preferred stock of approximately $46.4 million to the beneficial conversion feature on the issuance of Series A-1 preferred stock. The beneficial conversion feature was calculated at the issuance date of the Series A-1 preferred stock based on the difference between the conversion price of $5.50 per share and estimated fair market value of the common stock at that date. This amount, however, was limited to the proceeds received from issuing the beneficial convertible security. As the Series A-1 preferred stock was immediately convertible, the Company also recorded accretion of approximately $46.4 million to additional paid-in capital.

     The Series A-1 preferred stock bears dividends, cumulative whether or not earned, at the rate of 7.5% of the preferred liquidation preference per year and, when paid, shall be paid only in additional shares of Series A-1 preferred stock. Dividends shall accumulate and compound semi-annually. The preferred liquation preference is equal to $5.50 per share plus any accrued but unpaid dividends on such share of Series A-1 Preferred Stock. Dividends on each share shall accrue on a daily basis and be cumulative from the date of original issue. If there is a public offering prior to December 31, 2000 of at least $50.0 million and the price per share is $11.00 per share, then the dividends on the Series A-1 preferred stock will be cancelled. During the period ended September 30, 2000, the Company recorded approximately $0.8 million for accrued dividends on Series A-1 preferred stock as a charge to additional paid in capital.

     In addition to the 7.5% dividend, when and if the Board of Directors declares a dividend payable with respect to the then outstanding shares of common stock, the holders of the Series A-1 Preferred Stock shall be entitled to the amount of dividends per share as would be payable on the number of shares of our common stock into which such shares of Series A-1 Preferred Stock could then be converted. Upon the occurrence of a change of control prior to July 12, 2005, the Company will be obligated to pay a special dividend to each holder of Series A-1 Preferred Stock (except as to any changes of control in connection with a business combination with a private company as to which the investor group waives its right to receive such dividend) in an amount equal to the amount of all unpaid dividends that would have been payable through July 12, 2005.

11.  EQUITY

     On March 12, 1999, the Company entered into a management agreement (the "Management Agreement") with Mr. Yager to act as the Manager of the Predecessor Company. The Management Agreement entitled Mr. Yager to a cash bonus equal to 2.5% of the fair market value of the Company in the event of a Transfer (as defined in the Management Agreement) of all or substantially all of the assets of the Company, or 2.5% of the fair market value of any transferred interests in the Company, in excess of the applicable member's cumulative contributions. Effective as of February 29, 2000, Mr. Yager and the Company agreed to terminate the Management Agreement, and in exchange therefor Mr. Yager received a 1.5% ownership interest in the Predecessor Company. In addition, the Company paid the withholding tax obligation arising by reason of the issuance of the 1.5% ownership interest to Mr. Yager, and the federal and state taxes on the issuance of the ownership interest and payment of the withholding tax obligation. Based upon the expected offering price of the initial public offering as determined on April 24, 2000, the Company recorded non-cash compensation expense of approximately $8.5 million related to the ownership interest granted and recorded general and administrative expense of approximately $1.6 million related to taxes paid by the Company on behalf of Mr. Yager.

     On May 5, 2000, the Board of Directors approved the 2000 Long Term Incentive Stock Plan. Under the plan, the Company may grant stock options, stock appreciation rights, shares of common stock and performance units to employees, consultants and directors. The total number of shares of common stock that can be awarded under the plan is 6,500,000 shares, which will be increased on December 31 of each year beginning on December 31, 2000 by a number of shares equal to 1% of the number of shares then outstanding, up to maximum of 8,000,000. On July 12, 2000, the Board of Directors granted options to members of management, employees and directors to acquire 1,558,750 shares of common stock with an exercise price of $5.50 per share.

      At September 30, 2000, the following is a summary of options granted and outstanding:

                                                                                          Weighted
                                                                                           Average
                                                                                          Exercise
                                                                           Shares           Price
Outstanding at beginning of period                                                  -     $       -
          Granted                                                           1,558,750          5.50
          Exercised                                                                 -             -
          Forfeited                                                            (2,750)         5.50
                                                                            ---------         -----
Outstanding at end of period                                                1,556,000          5.50

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its employee and director stock options. Compensation expense is determined as the excess of the fair value of the Company's common stock at date of grant over the exercise price. Based upon the expected offering price of a planned initial public offering, the Company recognized total unearned compensation expense of approximately $8.3 million. This amount is being amortized as compensation expense over the vesting period of the options; such vesting period begins on the employee's date of hire and extends for four years. For directors, the vesting period begins on the date of grant and extends for four years. Total non-cash compensation expense related to such options was approximately $2.2 million for the period ended September 30, 2000.

     If compensation expense for the stock option grants had been determined based on fair value at the grant date consistent with the requirements of SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss applicable to common stockholders and net loss per share would have been the pro forma amounts indicated below for the period ended September 30, 2000:



Net loss:
          As reported                                                   $(83,269,695)
          Pro forma                                                     $(83,902,022)

Basic and diluted loss per share:
          As reported                                                   $      (1.86)
          Pro forma                                                     $      (1.87)


     The Company's calculation of fair value of the options was made using the Black-Scholes model with the following assumptions:

     (1) risk free interest rate of 6.35%;
     (2) stock price based on a planned initial public offering;
     (3) dividend yield of 0%;
     (4) life of 4 years; and
     (5) volatility of 40%

12.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                    For the period
                                                                                         from
                                                                For the            January 22, 1999
                                                               Nine-month         (date of inception)
                                                              Period Ended             through
                                                           September 30, 2000     September 30, 1999
                                                                         (in thousands)
 Supplemental disclosure of cash flow
  information - cash paid for interest                           $ 1,971                 $      -

Supplemental schedule of noncash investing
  and financial activities:
    Accounts payable incurred for the
      acquisition of property, equipment and
      construction in progress                                   $10,223                 $ 2,866
    Accounts payable incurred for the
      acquisition of microwave relocation costs                    1,884                       -
    Accrued dividends on redeemable preferred stock                  812                       -
    Accretion to the redemption amount of
     preferred stock                                                  69                       -
   Grant of stock options                                          8,247                       -
   Issuance of warrants in connection with the
       senior discount notes                                      24,859                       -
    Issuance of warrants to Sprint PCS                             9,147                       -

13.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On July 8, 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to all fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of adoption of SFAS No.
133. The adoption is not expected to have a material effect on the Company's results of operations, financial position, or cash flows.

     In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board Opinion 25" ("Opinion 25"). This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000; however, certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation will be recognized on a prospective basis from July 1, 2000. The Company does not expect FIN 44 to have a material effect on the Company's results of operations, financial position, or cash flows.

     On December 3, 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. On June 26, 2000, the SEC released SAB 101B, which delays the required implementation of SAB 101 until no later than the fourth quarter of fiscal years ending on or after December 31, 2000. The Company does not expect the effects of this bulletin to have a material effect on the Company's results of operations, financial position, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     This quarterly report on Form 10-Q contains statements about future events and expectations, which are "forward-looking statements". Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. These statements include:

     .    forecasts of growth in the number of consumers using PCS services;

     . statements regarding our plans for and costs of the build-out of our network;

     . statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projection of when we will achieve break-even operating cash flow; and

     . other statements, including statements containing words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend" and other similar words that signify forward-looking statements.

     Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Specific factors that might cause such a difference include, but are not limited to:

     .    our dependence on our affiliation with Sprint PCS;

     .    the need to successfully complete the build-out of our network;

     .    our lack of operating history and anticipation of future losses;

     .    our dependence on Sprint PCS' back office services;

     .    potential fluctuations in our operating results;

     .    our potential need for additional capital;

     . our potential inability to expand our services and related products in the event of substantial increases in demand for these services and related products;

     .    our competition; and

     .    our ability to attract and retain skilled personnel.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents we have filed and will file from time to time with the Securities and Exchange Commission.

Overview

     On January 22, 1999 we entered into the Sprint PCS agreements whereby we became the exclusive Sprint PCS affiliate with the right to market 100% digital, 100% PCS wireless products and services under the Sprint and Sprint PCS brand names in fifteen markets in Illinois and Iowa. In March 2000, the Sprint PCS agreements were amended to add twenty additional markets to our territory that increased the size of our territory from a total population of 2.8 million to a total population of 7.0 million.

     Under the Sprint PCS agreements, we manage our network utilizing Sprint PCS' licensed spectrum as well as using the Sprint and Sprint PCS brand names during our affiliation with Sprint PCS. We also buy our network equipment, handsets and accessories at the same discounted rates offered by vendors to Sprint PCS based on its large volume purchases. These discounts reduce the overall capital required to build our network and significantly reduce our costs of handsets and accessories. Additionally, we have access to Sprint PCS national marketing support and distribution programs. While we must support Sprint PCS' regional and national pricing plans, we also have the flexibility to offer local pricing plans with prior approval from Sprint PCS. However, if Sprint PCS were to price its regional or national pricing plans based upon its own objectives, it could set price levels that may not be economically sufficient for our business and could potentially impact our results from operations. Sprint PCS collects all revenues from our customers and remits the net amount to us. An affiliation fee of 8% of collected service revenues from Sprint PCS customers based in our territory, excluding outbound roaming, and from non-Sprint PCS customers who roam onto our network, is retained by Sprint PCS and recorded as a cost of service. Revenues generated from the sale of handsets and accessories, inbound and outbound Sprint PCS roaming fees, and from roaming services provided to Sprint PCS customers who are not based in our territory are not subject to the 8% affiliation fee.

     Under the Sprint PCS agreements, we contract with Sprint PCS to provide back office services such as customer activation, billing, collections and customer care. We currently purchase these services from Sprint PCS to take advantage of Sprint PCS' economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements. The cost for these services is primarily calculated on a per customer and per transaction basis and is recorded as an operating expense. Sprint PCS may change the cost for these services once in every 12-month period. The Sprint PCS agreements also provide that with nine months' prior written notice, Sprint PCS may terminate offering any service. If Sprint PCS were to terminate a service for which we have not yet developed a cost-effective alternative, our operating costs may increase beyond our expectations and negatively impact our results of operations. It is not possible, however, to estimate with certainty the extent of any increase in our operating costs.

  Since the date of inception, we have incurred substantial costs to negotiate the Sprint PCS agreements and our debt financing, to design, engineer and build out our network in our initial territory and to open our retail stores. We launched service in our first two markets, Bloomington, Illinois and the Quad Cities (Rock Island and Moline, Illinois; and Davenport and Bettendorf, Iowa) in December 1999. In the first nine months of 2000, we launched service in the remaining thirteen markets of our initial territory. As of September 30, 2000, our network in those markets covered approximately 2,097,000 residents, or approximately 75% of a total population of 2,783,000, and we had over 25,000 customers. In November 2000, we launched service in two additional markets, Grand Rapids and Saginaw-Bay City, Michigan. With these two new markets launched, our network now covers approximately 3,347,000 residents or 75% of a total population of 4,451,000.

  For the nine months ended September 30, 2000, we recorded a net loss of approximately $36.0 on total revenues of approximately $12.6 million. For the period January 22, 1999 (date of inception) through September 30, 1999, we had no revenues and our net loss was approximately $1.3 million. As of September 30, 2000, our accumulated deficit was approximately $40.4 million and we had incurred approximately $105.9 million of capital expenditures and construction in progress related to the build-out of our network. While we anticipate operating losses to continue, we expect revenue to increase substantially as the number of our customers increase. All costs of start-up and organizational activities have been expensed as incurred in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities."

Results of Operations

For the three-months ended September 30, 2000 compared to the three-months ended September 30, 1999

  From the date of inception through December 31, 1999, our operating activities were directed towards the development of our business including executing our build-out plan and developing our network infrastructure. In January 1999, we signed the Sprint PCS agreements to operate as the exclusive affiliate of Sprint PCS in our initial territory. We launched our first markets in December 1999.

  Net loss. Our net loss for the three months ended September 30, 2000 was approximately $15.6 million compared to a net loss of approximately $0.5 million for the same three-month period in 1999. The loss was caused primarily by cost of providing service exceeding service revenues, handset subsidies, selling, general and administrative expenses, depreciation and amortization associated with the markets launched in 1999 and 2000 and interest expense associated with our senior discount notes issued in July 2000. In addition, we recorded non-cash compensation expense of approximately $2.2 million, which is related to the amortization of the deferred compensation expense associated with the stock options granted in July 2000, and recorded an extraordinary loss on the early extinguishment of debt of approximately $1.5 million related to the write-off of the unamortized deferred financing costs of the Nortel credit facility. Our net loss for the three months ended September 30, 1999 was approximately $0.5 million and was comprised primarily of network, selling, general and administrative expenses associated with the preparation of the launch of our initial markets.

  Service revenue. For the three months ended September 30, 2000, service revenue totaled approximately $6.3 million and was comprised of customer revenue of approximately $3.7 million and roaming revenue of approximately $2.6 million. For the same three-month period in 1999, we had no service revenue, as we had not yet launched service in any of our markets.

     . Customer revenue consists of services billed to our customers for monthly Sprint PCS service in our territory under a variety of service plans. These plans generally mirror national plans offered by Sprint PCS.

     . We receive Sprint PCS roaming revenue at a per-minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers outside of our territory use our network. Pursuant to the Sprint PCS agreements, Sprint PCS can change this per-minute rate after December 31, 2001.

     . Roaming revenue also includes non-Sprint PCS roaming revenue from other wireless service providers other than Sprint PCS, when those providers' subscribers roam on our network as well as roaming revenue from our customers when they roam on non-Sprint PCS networks.

     . Our average monthly revenue per user, including long distance and roaming, for the three months ended September 30, 2000 was approximately $111. Without roaming revenue, average monthly revenue per user was approximately $66.

  Equipment and other revenues. We record 100% of the revenue from the sale of our equipment from our retail stores, net of an allowance for returns as equipment revenue. The amount recorded during the three months ended September 30, 2000 totaled approximately $0.9 million. Because we had not launched service in our initial markets, we did not record any equipment and other revenue in the same period in 1999.

  Cost of service. Cost of providing service to Sprint PCS customers totaled approximately $5.2 million for the three months ended September 30, 2000, compared to approximately $0.3 million for the same period in 1999. Cost of service includes billing, customer care, network monitoring, cost of operations, fees related to facilities and other transport lines, interconnection fees, Sprint PCS roaming fees, non-Sprint PCS roaming fees and other expenses related to operations. We pay Sprint PCS roaming fees when our customers use the Sprint PCS network outside of our territory. We pay non-Sprint PCS roaming fees to other wireless service providers when our customers use their network. Also included in the cost of service expenses for the three months ended September 30, 2000 is the 8% of collected revenue retained by Sprint PCS of approximately $0.3 million compared to none for the three-months ended September 30, 1999 because we had not yet launched service.

  Cost of equipment. Cost of equipment which includes the costs of handsets, accessories, and handset subsidies totaled approximately $2.5 million for the three months ended September 30, 2000. There was no cost of equipment expense for the three months ended September 30, 1999 because we had not yet launched service. Because we subsidize the price of handsets for competitive reasons, we expect and have budgeted for the cost of handsets to continue to exceed the retail sales price for the foreseeable future.

  Selling expenses. Selling expenses totaled approximately $2.8 million and approximately $0.1 million for the three months ended September 30, 2000 and September 30, 1999, respectively.

Included in selling expenses are advertising and promotional costs, salaries and sales commissions and expenses related to our distribution channels. The increase in costs is substantially due to the launching of fifteen markets beginning in December 1999.

  General and administrative expenses. General and administrative expenses were approximately $4.5 million for the three months ended September 30, 2000 and approximately $0.3 million for the three months ended September 30, 1999. Included in general and administrative costs are finance and executive salaries and bonuses, employee benefit costs, legal fees and other professional service fees. Also included for the three months ended September 30, 2000 is a non-cash compensation expense of approximately $2.2 million related to the amortization of the deferred compensation expense associated with the stock options granted in July 2000. We apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Deferred compensation expense is recorded for the difference between the exercise price and the fair market value of our common stock at the date of grant and is amortized as non-cash compensation expenses over the vesting period of the options. We did not grant any options in the same period in 1999. The remaining increase in general and administrative expenses is due to the launching of fifteen markets beginning in December 1999.

  Depreciation and amortization. For the three months ended September 30, 2000, depreciation and amortization totaled approximately $2.6 million. Depreciation is calculated using the straight-line method over the useful life of the asset. We begin to depreciate the assets for each market after we launch service in that market. For the three months ended September 30, 1999, we recorded $16,500 of amortization expense.

  Interest income. Interest income of approximately $1.9 million and $45,000 was recorded for the three months ended September 30, 2000 and September 30, 1999, respectively. The increase in interest income is because of the investment of the proceeds of the senior discount notes received in July 2000.

  Interest expense. Interest expense of approximately $5.7 million, net of capitalized interest of approximately $0.3 million, was recorded in the three months ended September 30, 2000 and related primarily to interest accrued on the senior discount notes and the amortization of the discount and warrants issued in connection with the issuance of the senior discount notes using the effective interest rate method over the term of the senior discount notes. For the same period in 1999, we recorded interest expense of approximately $7,000 related to the Nortel financing.

  Gain on tower sales. For the three months ended September 30, 2000, fifteen towers were sold to American Tower for $3.0 million. The purchase price of approximately $0.8 million for three of the towers was applied to the $2.0 million advance that we received in 1999 for the sale of the fifty-third through sixtieth tower. This sale resulted in a gain of approximately $1.4 million, of which approximately $0.2 million was recognized at the time of the sale and the remainder was deferred and is being amortized as a reduction in rental expense over the initial lease term of ten years for the related towers. For this same three-month period in 1999, ten towers were sold for $2.5 million resulting in a gain of approximately $1.1 million of which approximately $0.2 million was recognized at the time of the sale and the remainder was deferred.

  Extraordinary item. In connection with the refinancing of the Nortel credit facility with the Toronto Dominion and GE Capital Corporation credit facility, we recorded an extraordinary loss on the early extinguishment of debt of approximately $1.5 million in the three months ended

September 30, 2000 related to the write-off of the unamortized deferred financing costs of the Nortel credit facility.

  For the nine-month period ended September 30, 2000 compared with the period January 22, 1999 (date of inception) through September 30, 1999

  Net loss. From the date of inception, our operating activities have been directed towards the development of our business including executing our build-out plan and developing our network infrastructure. For the nine-month period ended September 30, 2000, we recorded a loss of approximately $36.0 million on total revenues of approximately $12.6 million. The loss was caused primarily by cost of services exceeding service revenues, handset subsidies, selling, general and administrative expenses, depreciation and amortization associated with the markets launched in 1999 and 2000 and an extraordinary loss on the early extinguishment of debt related to the write-off of the unamortized deferred financing costs of the Nortel credit facility. In addition, we recorded non-cash compensation expense of approximately $8.5 million and related taxes of approximately $1.6 million associated with the issuance of a 1.5% ownership interest in our predecessor, Illinois PCS, LLC, to our President and Chief Executive Officer. We also recorded approximately $2.2 million of non-cash compensation expense, which is related to the amortization of the deferred compensation expense associated with the stock options granted in July 2000. Our net loss for the period ended September 30, 1999 was approximately $1.3 million and was comprised primarily of network build-out, selling, and general and administrative expenses associated with the preparation of the launch of our initial markets.

  Service revenues. For the nine months ended September 30, 2000, service revenue totaled approximately $10.7 million and was comprised of customer revenue of approximately $6.4 million and roaming revenue of approximately $4.3 million. For the period ended September 30, 1999, we had no service revenue as we had not yet launched service. The number of our subscribers increased from approximately 1,900 at December 31, 1999 to over 25,000 at September 30, 2000. Our average monthly revenue per user, including long distance and roaming revenue, was approximately $108. Without roaming revenue, average monthly revenue per user was approximately $65.

  Equipment and other revenue. Equipment and other revenue from the sale of phones and accessories, net of a sales allowance, totaled approximately $1.9 million for the nine months ended September 30, 2000. For the period ended September 30, 1999, we had no equipment and other revenue because we had not yet launched service.

  Cost of service. Cost of providing service to Sprint PCS customers in our territory totaled approximately $10.0 million and $0.5 million for the nine months ended September 30, 2000 and the period ended September 30, 1999, respectively. Cost of service includes billing, customer care, network monitoring, cost of operations, fees related to facilities and other transport lines, interconnection fees, Sprint PCS roaming fees, non-Sprint PCS roaming fees and other expenses related to operations. Included in the cost of service expenses for the nine-month period ended September 30, 2000 is the 8% of collected revenue retained by Sprint PCS in the amount of approximately $0.5 million.

  Cost of equipment. Cost of equipment sold for the nine months ended September 30, 2000 totaled approximately $5.1 million. There was no cost of equipment expense recorded for same period in 1999 because we had not yet launched service. Because we subsidize the price of handsets for competitive reasons, we expect and have budgeted for the cost of handsets to continue to exceed the retail sales price for the foreseeable future.

  Selling expenses. Selling expenses include advertising and promotional costs, salaries, sales commissions, and expenses related to our distribution channels. For the nine months ended September 30, 2000, selling expenses totaled approximately $5.7 million compared with approximately $0.1 million for the period ended September 30, 1999. The increase in costs is substantially due to the launching of fifteen markets beginning in December 1999.

  General and Administrative. General and administrative expenses were approximately $16.9 million for the nine-month period ended September 30, 2000 and approximately $0.8 million for the period ended September 30, 1999. Included in general and administrative costs are finance and executive salaries and bonuses, employee benefit costs, legal fees and other professional service fees. Also included in the nine months ended September 30, 2000 is non-cash compensation expense and taxes on non-cash compensation expense totaling approximately $12.3 million. Of this amount, approximately $8.5 million was the non-cash compensation expense which related to a one-time charge for the issuance of a 1.5% ownership interest to our President and Chief Executive Officer based on an expected initial public offering price, and approximately $1.6 million of withholding taxes we have paid in connection with the issuance of this 1.5% ownership interest. The other $2.2 million of non-cash compensation expense is related to the amortization of the deferred compensation expense associated with the stock options granted in July 2000. We apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Deferred compensation expense is recorded for the difference between the exercise price and the fair market value of our common stock at the date of grant, and is amortized as non-cash compensation expense over the vesting period of the options. We did not grant any options during the same period in 1999. The remaining increase in general and administrative expenses is due to the launching of fifteen markets beginning in December 1999.

  Depreciation and amortization. Depreciation and amortization expense for the nine-months ended September 30, 2000 totaled approximately $5.5 million. We begin to depreciate the assets when we launch service in a market. We recorded $16,500 of amortization expense for the period ended September 30, 1999.

  Interest income. For the nine months ended September 30, 2000, interest income was approximately $1.9 million and was earned on the investment of available funds. For the period ended September 30, 1999, interest income was $56,000. The increase in interest income is because of the investment of the proceeds of the senior discount notes received in July 2000.

  Interest expense. For the nine months ended September 30, 2000, interest expense was approximately $6.3 million, net of capitalized interest of approximately $1.5 million. For the period ended September 30, 1999, interest expense was $7,000. In 1999, interest expense related to the Nortel credit facility. Interest expense in 2000 is related both to the Nortel financing, and interest accretion for the senior discount notes.

  Gain on tower sales. For the nine months ended September 30, 2000, thirty-seven towers were sold to American Tower for approximately $9.3 million resulting in a gain of approximately $3.7 million, of which approximately $0.5 million was recognized at the time of the sale and the remainder was deferred and is being amortized as a reduction in rental expense over the initial lease term of ten years for the related towers. For the period ended September 30, 1999, we sold

10 towers for $2.5 million resulting in a gain of approximately $1.1 million of which approximately $0.2 million was recognized and the remainder was deferred.

  Extraordinary item. In connection with the refinancing of the Nortel credit facility with the Toronto Dominion and GE Capital Corporation credit facility, we recorded an extraordinary loss on the early extinguishment of debt of approximately $1.5 million in the nine months ended September 30, 2000 related to the write-off of the unamortized deferred financing costs of the Nortel credit facility.

Income Taxes

  Our financial statements did not report any benefit for federal and state income taxes because we had elected to be taxed as a partnership prior to our reorganization from a limited liability company into a C corporation holding company structure. Prior to July 12, 2000, the date of the reorganization, the owners of our predecessor limited liability company recorded our tax losses on their own income tax returns. Subsequent to this date, we are accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." No benefit for federal income taxes has been recorded as of September 30, 2000, as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss carry forwards, would have been offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to our losses since inception.

Liquidity and Capital Resources

  From the date of inception through July 12, 2000, we financed our operations through an aggregate of $30.0 million of equity contributions from our owners and through financing provided by Nortel. As of July 12, 2000, we had a $48.0 million credit facility with Nortel, of which approximately $40.3 million had been drawn. On July 12, 2000, we closed our offering of 300,000 units consisting of our 14% senior discount notes due 2010 and warrants to purchase 2,982,699 shares of our common stock for gross proceeds of approximately $152.3 million. The Nortel facility was repaid in full with funds from the senior discount notes offering. Also on July 12, 2000, we entered into a definitive agreement with an investor group led by The Blackstone Group pursuant to which we issued $50.0 million of our redeemable convertible preferred stock and received net proceeds of approximately $46.4 million. The agreement includes a commitment by the investor group to purchase, subject to certain conditions, an additional $70.0 million of our redeemable convertible preferred stock in the event that we do not complete an offering with gross proceeds of at least $30.0 million prior to December 31, 2000.

  In addition on July 12, 2000, we entered into our new senior secured credit facility (which was documented as an amended and restated credit agreement) with Toronto Dominion (Texas), Inc. and GE Capital Corporation for a $140.0 million senior secured credit facility to replace the Nortel financing. Currently, no borrowings can be made under our $140.0 million senior secured credit facility until we have made an equity contribution or subordinated loan to our wholly owned subsidiary iPCS Wireless, Inc. of the net proceeds of a $70.0 million equity offering.

  The senior secured credit agreement provides for two different tranches of borrowings totaling $140.0 million. The Tranche A Commitment provides for borrowings up to $90.0 million and the Tranche B Commitment provides for borrowings up to $50.0 million.

     Commencing March 31, 2004, and on the last day of each calendar quarter ending during the periods set forth below, the Tranche A commitment as of March 30, 2004 shall be automatically and permanently reduced by the percentage amount set forth below for the quarters indicated:

     - for the four quarters commencing with the fiscal quarter ending March 31, 2004, 2.50% per quarter;

     -    for quarters five through eight, 3.75% per quarter;

     -    for quarters nine through sixteen, 6.25% per quarter; and

     -    for the last two quarters, 12.5% per quarter.

     Commencing March 31, 2004, we must begin to repay, in quarterly installments, the principal on all borrowings outstanding as of March 30, 2004 made under the Tranche B Commitment. A fixed percentage on all Tranche B borrowings will be due each quarter as follows:

     - for the first four quarters commencing with the fiscal quarter ending March 31, 2004, 2.50% of the principal balance of the loan is due per quarter;

     -    for quarters five through eight, 3.75% per quarter;

     -    for quarters nine through sixteen, 6.25% per quarter; and

     -    for the last two quarters, 12.5% per quarter.

     If we borrow the maximum amount under Tranche B, the aggregate amount required to be repaid for each of the four periods above will be $5.0 million, $7.5 million, $25.0 million, and $12.5 million, respectively.

     Any principal that has not been paid by the maturity date, June 30, 2008, is due at that time.

     We may voluntarily prepay any of the loans at any time. Tranche A permits reborrowings on a revolving basis but amounts repaid under Tranche B may not be reborrowed.

     We will have to make mandatory prepayments under certain circumstances, including among others:

     - 50% of our excess annual cash flow as computed under the senior secured credit agreement, commencing April 30, 2004 with respect to the fiscal year ending December 31, 2003;

     - any amount in excess of $1.0 million per calendar year received as net proceeds of asset sales outside the ordinary course of business or insurance proceeds subject to certain exceptions, to the extent not reinvested in property or assets within a stated period of time;

     - 50% of the net proceeds of any equity issuance by us or any subsidiary excluding the committed issuance of the convertible preferred stock, an initial public offering and any offering to a borrower or guarantor party to the senior secured financing; and

     - 100% of the net proceeds of a debt issuance by us or any subsidiary excluding permitted indebtedness.

     All prepayments described above are applied to the outstanding loan balances pro rata between Tranche A and Tranche B and pro rata across the maturities.

     From the date of the senior secured credit agreement through and including the date on which EBITDA is greater than zero for two consecutive fiscal quarters, we may borrow money at the lesser of either:

     - a base rate loan with an interest rate equal to 2.75% plus the higher of:

          -    the prime rate of the Toronto-Dominion Bank, New York Branch or

          -    the federal funds effective rate plus 0.5%; or

     - a Eurodollar loan with an interest rate equal to the London interbank offered rate, plus 3.75%.

After the date on which EBITDA is greater than zero for two consecutive fiscal quarters, the base rate margin will range from 2.750% to 2.250% and the Eurodollar loan margin will range from 3.750% to 3.250%, depending upon our leverage ratio as of the most recently ended fiscal quarter.

     The new senior secured credit facility will be used to finance capital expenditures, certain acquisitions and investments for working capital needs and other general corporate purposes.

     The senior discount notes mature in ten years (July 15, 2010), carry a coupon rate of 14%, and provide for interest deferral for the first five years. The senior discount notes will accrete in value at a rate of 14% per annum until July 15, 2005, after which, interest will begin to accrue and will be payable semiannually beginning on January 15, 2006.

     We believe that the net proceeds from our sale of senior discount notes, the net proceeds of our private placement of redeemable convertible preferred stock to an investor group led by The Blackstone Group, and anticipated borrowings under our new senior secured credit facility (the availability of which is subject to certain conditions) will be adequate to fund our network build out, anticipated operating losses, working capital requirements and other capital needs through 2003.

     Net cash used in operating activities was approximately $1.2 million from the date of inception through September 30, 1999 and was approximately $11.9 million for the nine months ended September 30, 2000. Cash used in operating activities was primarily attributable to operating losses, depreciation and amortization, non-cash interest, non-cash compensation expense and working capital needs.

     Net cash used in investing activities was approximately $11.0 million from the date of inception through September 30, 1999 and approximately $60.2 million for the nine months ended

September 30, 2000. The expenditures were related primarily to the purchase of our network infrastructure equipment, offset by the proceeds of tower sales, and the purchase of network assets in Michigan from Sprint PCS.

  Net cash provided by financing activities from the date of inception through September 30, 1999 was approximately $17.5 million and approximately $177.6 million for the nine months ended September 30, 2000 and consisted primarily of equity contributions and debt borrowings offset by repayments and debt issuance costs. The significant increase in cash provided by financing activities in 2000 is related to the proceeds from the sale of redeemable convertible preferred stock and the issuance of our senior discount notes offset by the repayment in full of the Nortel debt of approximately $40.3 million.

  In May 1999, we signed a tower sale and leaseback agreement with American Tower Corporation. We have agreed to construct between 60 and 80 wireless communications towers, sell the towers to American Tower and then lease back tower space from American Tower. We expect the average construction costs for each tower to be approximately $150,000. Under the agreement we will receive approximately $250,000 for each tower sold to American Tower and we will pay rent in the amount of $1,100 per month (which increases at an annual rate of 3% per annum) for tower space and no more than $350 per month for each corresponding ground lease.

  As of September 30, 2000, we had received $13.0 million related to the sale of fifty-five towers under this agreement and had incurred an aggregate of approximately $8.3 million of costs to construct such towers. American Tower has also provided us with a one-time advance of $2.0 million. This advance was a prepayment of American Tower's obligations under the agreement, and will be credited ratably toward the purchase price of the fifty-third through sixtieth towers. As of September 30, 2000, approximately $0.8 million of the advance had been applied toward the sale of towers fifty-three through fifty-five. In the event the agreement is terminated and we do not sell any more towers to American Tower, the amount of the advance not yet applied must be returned to American Tower plus accrued interest at a rate of 5% per annum.

  As of September 30, 2000, our primary source of liquidity is approximately $108.2 million in cash and cash equivalents.

Option Territory

  As part of Sprint PCS' agreement to grant us expansion territory, we have been granted the option, but do not have the obligation, to add to our territory the Iowa City and Cedar Rapids, Iowa markets that have already been launched by Sprint PCS and to purchase from Sprint PCS related assets in those markets. These markets, which were launched by Sprint PCS in February 1997, have a total population of approximately 405,000 and had over 11,000 Sprint PCS subscribers as of September 30, 2000. Our option expires on January 31, 2001. The purchase price payable by us for the purchase of assets upon exercise of the option would be payable within 90 days of the date we exercise the option as a condition to adding the Iowa City and Cedar Rapids Iowa markets to our territory. The purchase price for the assets and subscriber accounts was initially $25.2 million and increases monthly to a purchase price of $28.8 million in January 2001. The purchase price is subject to an upward adjustment based upon the number of subscribers in the two additional markets at the option exercise date. We would become the manager of all Sprint PCS subscribers in these markets upon the closing of the asset purchase. We have not determined whether we will exercise this option, and our decision will depend upon an ongoing analysis of the option territory and whether exercising this option is consistent with the best use of our capital.

Seasonality

     The wireless industry has historically experienced higher customer additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this including:

     -- the primary focus on retail distribution, which is dependent upon the year-end holiday shopping season;

     --   competitive pricing pressures; and

     --   aggressive marketing and promotions initiated during the period.


Inflation

     Management believes that inflation has not had, and will not have, a material adverse effect on our results of operations.


Effect of Recently Issued Accounting Pronouncements

     On July 8, 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to all fiscal years beginning after June 15, 2000. We are currently evaluating the impact of adoption of SFAS No. 133. Our adoption is not expected to have a material effect on our results of operations, financial position, or cash flows.

     In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board Opinion 25" ("Opinion 25"). This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000; however, certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation will be recognized on a prospective basis from July 1, 2000. We do not expect FIN 44 to have a material effect on our results of operations, financial position, or cash flows.

     On December 3, 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. On June 26, 2000, the SEC released SAB 101B, which delays the required implementation of SAB 101 until no later than the fourth quarter of fiscal years ending on or after December 31, 2000. We do not expect the effects of this bulletin will have a material effect on our results of operations, financial position, or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     We do not engage in commodity futures trading activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that could expose us to market risk.

     We are subject to interest rate risk on our senior secured credit facility and any future financing requirements. Our variable rate debt consists of borrowings made under our senior secured credit facility as to which no borrowings have been made at September 30, 2000. The senior secured credit facility requires us to enter into an interest rate protection agreement within six months after July 12, 2000, the effective date, to fix the interest rate of at least 50% of debt that does not have a fixed interest rate. To date, we have not entered into such an agreement, but we expect to do so prior to the date required.

     The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our senior secured credit facility based on our projected level of long-term indebtedness:


                                                                Years Ending December 31,
                                                                -------------------------
                                  1999          2000         2001          2002          2003          2004    Thereafter

                                                                      (In thousands)
Senior discount notes:
 Fixed interest rate........       14.00%        14.00%       14.00%        14.00%        14.00%        14.00%        14.00%
 Principal payments.........          --            --           --            --            --            --      $300,000
Nortel financing............     $27,571            --           --            --            --            --            --
Senior secured credit                                                                                                   ___
 facility(1)................          --       $25,000      $50,000      $140,000      $126,000      $105,000
 Variable interest rate(2)..       10.00%        10.00%       10.00%        10.00%        10.00%        10.00%        10.00%
Principal payments..........          --            --           --            --            --      $ 14,000      $126,000

_______________________
(1) The amounts presented for periods subsequent to December 31, 1999 represent estimated year-end long-term debt balances under our senior secured financing based upon a projection of the funds borrowed under that facility pursuant to such current network build-out plan.

(2)  Interest rate on our senior secured financing equals the lesser of either:
     -- a base rate loan with an interest rate equal to the higher of -- the prime rate of the Toronto-Dominion Bank, New York Branch plus
             2.75% or
         -- the federal fund effective rate plus 0.5%; or -- the London interbank offered rate plus 3.75%. The London interbank offered rate is assumed to equal 6.25% for all periods presented.

     Our primary market risk exposure relates to:

     --  the interest rate risk on our long-term and short-term borrowings; and

     -- the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants.

     We manage the interest rate risk on our outstanding long-term and short-term debt through the use of fixed and variable rate debt and interest rate caps under the senior secured credit agreement. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

     Set forth below is a description of our sales of unregistered equity securities during the three months ended September 30, 2000.

     On July 12, 2000, Illinois PCS, LLC merged with and into iPCS Wireless, Inc., a wholly owned subsidiary of iPCS, Inc. In connection with this reorganization into a holding company structure, we issued 44,869,643 unregistered shares of common stock to the owners of Illinois PCS, LLC in exchange for 100% of the limited liability company membership interests of Illinois PCS, LLC.

     The persons who received our common stock in connection with the reorganization, the consideration received by us for such common stock and the number of shares of common stock issued are set forth in the table below.

Party Receiving Securities                                              Number of            Percentage of
                                                      Nature of       Shares of our       Membership Interest
                                                    Consideration     Common Stock            Received in
                                                                      to be Issued         Exchange for our
                                                                                           Common Stock (1)

Geneseo Communications, Inc....................      Membership        15,468,809             34.5%
                                                      Interest

Cambridge Telcom, Inc..........................      Membership        13,258,979             29.6%
                                                      Interest

Cass Communications Management, Inc............      Membership         4,419,660
                                                      Interest                                 9.9%


Technology Group, LLC..........................      Membership         4,419,660              9.9%
                                                      Interest

Montrose Mutual PCS, Inc.......................      Membership         4,419,660              9.9%
                                                      Interest

Gridley Enterprises, Inc.......................      Membership         2,209,830              4.9%
                                                      Interest

Timothy M. Yager....................    Membership   673,045              1.5%
                                         Interest

------------------------------
     (1) Exceeds 100% because of rounding.

     On July 12, 2000, we issued 9,090,909 shares of Series A-1 Convertible Participating Preferred Stock (the "Preferred Stock") at a purchase price of $5.50 per share for aggregate proceeds of $50.0 million less approximately $3.6 million in underwriting discounts, commissions and other offering expenses. The terms pursuant to which the Preferred Stock is convertible into common stock are set forth in Note 10 to our unaudited consolidated financial statements. The purchasers of the Preferred Stock and the amount purchased are listed in the table below.

Name of Purchaser                                                            Number of Shares
     Blackstone/iPCS L.L.C...............................................         1,015,809
     Blackstone iPCS Capital Partners L.P................................         2,893,282
     Blackstone Communications Partners I L.P............................         3,363,636
     TCW/Crescent Mezzanine Partners II, L.P.............................           731,722
     TCW/Crescent Mezzanine Trust II.....................................           177,370
     TCW Leveraged Income Trust, L.P.....................................            90,909
     TCW Leveraged Income Trust II, L.P..................................            90,909
     TCW Leveraged Income Trust IV, L.P..................................            90,909
     TCW Shared Opportunity Fund II, L.P.................................           181,818
     Shared Opportunity Fund IIB, L.L.C..................................            90,909
     TCW Shared Opportunity Fund III, L.P................................           363,636

     On July 12, 2000, we issued 300,000 units ("Units") consisting of $300,000,000 principal amount of 14% Senior Discount Notes due 2010 and warrants to purchase 2,982,699 shares of common stock at an exercise price of $5.50 per share. The issuance of the Units yielded gross proceeds to us of $152.3 million and net proceeds of $146.3 million. The warrants are not exercisable until July 15, 2001. The initial purchasers of the Units and the amount purchased are listed in the table below.

Name of Purchaser                                                            Number of Units
     Donaldson, Lufkin & Jenrette Securities Corporation.................               255,000
     TD Securities (USA) Inc.............................................                45,000

     On July 12, 2000, we issued to Sprint Spectrum L.P. (or any of its designees controlled by, or under common control with, Sprint Spectrum L.P.) a warrant to purchase 1,151,938 shares of common stock at an exercise price of $4.95 in exchange for its agreement to expand our territory by an additional 20 markets. The warrants will be exercisable beginning on or after July 15, 2001 and expire on July 15, 2007.

     On July 12, 2000, we granted options to members of management, employees and directors to purchase, in the aggregate, 1,558,750 shares of common stock at an exercise price of $5.50. The vesting period for employee stock options begins on the employee's date of hire and extends for four years. For directors, the vesting period begins on the date of grant and extends for four years.

     None of the foregoing transactions involved any public offering, and issuances of securities in connection with such transactions were made in reliance on Section 4(2) under the Securities Act of 1933 (the "Act") and/or Regulation D promulgated under the Act and as to the Units described above, Rule 144A promulgated under the Act. These sales were made without general solicitation or advertising. The acquirors in each such transaction represented their intention to acquire the securities for investment only and not with a view to sell or for sale in connection with any distribution thereof. All acquirors had adequate access, through their relationship with us, to information about us. In addition, exemption from the registration provisions of the Act for the grant of stock options claimed under Section 3(b) of the Act on the basis that such securities were sold pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation and not for capital raising purposes under Rule 701 of the Act.

Item 3.      Defaults upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.      Other Information.

None.

Item 6.      Exhibits and Reports on Form 8-K.

(a)  Exhibits:

 Exhibit                       Exhibit Title
 Number

  2.1* -Contribution Agreement dated as of July 12, 2000 by and among iPCS, Inc. and members of Illinois PCS, LLC.

  3.1* -Amended and Restated Certificate of Incorporation of iPCS, Inc. as amended.

  3.2*    -Amended and Restated Bylaws of iPCS, Inc.

 Exhibit                       Exhibit Title
 Number

  3.3* -Certificate of Designations of the Series A-1 Convertible Participating Preferred Stock.

  3.4*    -Certificate of Incorporation of iPCS Wireless, Inc.

  3.5*    -Bylaws of iPCS Wireless, Inc.

  3.6*    -Certificate of Incorporation of iPCS Equipment, Inc.

  3.7*    -Bylaws of iPCS Equipment, Inc.

  4.1*    -Specimen Common Stock Certificate.

  4.2* -14% Senior Discount Notes due 2010 Indenture dated as of July 14, 2000 by and among, iPCS Equipment, Inc. and iPCS Wireless, Inc. as Guarantors and CTC Illinois Trust Company, as trustee.

  10.1* -Sprint PCS Management Agreement, as amended, dated as of January 22, 1999 by and between Sprint Spectrum, LP, SprintCom, Inc., WirelessCo, LP and Illinois PCS, LLC, as amended by Addendum I, Addendum II, Amended and Restated Addendum III and Addendum IV thereto.

  10.2* -Sprint PCS Services Agreement dated as of January 22, 1999 by and between Sprint Spectrum, LP and Illinois PCS, LLC.

  10.3* -Sprint Trademark and Service Mark License Agreement dated as of January 22, 1999 by and between Sprint Communications Company, LP and Illinois PCS, LLP.

  10.4* -Sprint Spectrum Trademark and Service Mark License Agreement dated as of January 22, 1999 by and between Sprint Spectrum, LP and Illinois PCS, LLP.

  10.5* -Amended and Restated Consent and Agreement dated as of July 12, 2000 by and between Sprint Spectrum, LP, SprintCom, Inc., Sprint Communications Company, LP, WirelessCo, LP, and Toronto Dominion (Texas), Inc. and the Lenders party thereto.

  10.6* -Amended and Restated Credit Agreement dated as of July 12, 2000 by and between iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as Guarantors, the lenders named therein, Toronto Dominion (Texas), Inc., as administrative agent, and GE Capital Corporation, for a $140.0 million credit facility.

 Exhibit                       Exhibit Title
 Number

  10.8* -Amended and Restated Employment Agreement effective as of July 1, 2000 by and between iPCS, Inc. and Timothy M. Yager.

  10.9* -Amended and Restated Employment Agreement effective as of July 1, 2000 by and between iPCS, Inc. and William W. King, Jr.

  10.10* -Warrant for the Purchase of shares of Common Stock dated as of July 12, 2000 by and between Sprint Spectrum L.P. and iPCS, Inc.

  10.11* -Agreement Regarding Construction, Sale and Leaseback of Towers dated as of May 28, 1999 by and between American Tower Corporation and Illinois PCS, LLC.

 10.12* -Lease dated as of June 1, 1999 by and between Gridley Enterprises, Inc. and Illinois PCS, LLC.

 10.13* -Amended and Restated Employment Agreement effective as of July 1, 2000 by and between iPCS, Inc. and Leroy R. Horsman.

 10.14* -Amended and Restated Employment Agreement effective as of July 1, 2000 by and between iPCS, Inc. and Jeffrey Pinegar.

 10.15* -Amended and Restated Employment Agreement effective as of July 1, 2000 by and between iPCS, Inc. and Linda K. Wokoun.

 10.16* -Amended and Restated Employment Agreement effective as of July 1, 2000 by and between iPCS, Inc. and Stebbins B. Chandor, Jr.

 10.17* -Amended and Restated Employment Agreement effective as of July 1, 2000 by and between iPCS, Inc. and Anthony R. Muscato.

 10.18* -Purchase Agreement dated as of July 12, 2000 for 14% Senior Discount Notes Due 2010

 10.19* -Employment Agreement effective as of July 1, 2000 by and between iPCS, Inc. and Patricia M. Greteman.

 Exhibit                       Exhibit Title
 Number

 10.20* -CDMA 1900 SprintCom Additional Affiliate Supply Agreement between Illinois PCS, L.L.C. and Nortel Networks Inc.

 10.21* -Amendment No. 1 to 1900 CDMA Additional Affiliate Supply Agreement between Illinois PCS, LLC and Nortel Networks Inc.

 10.22*    -Warrant Registration Rights Agreement

 10.23*    -Warrant Agreement

 10.24*    -A/B Exchange Registration Rights Agreement

 10.25*    -Global Notes

 10.26*    -Global Warrants

 10.27* -Investment Agreement dated as of July 12, 2000, by and among iPCS, Inc., Blackstone/iPCS LLC, Blackstone iPCS Capital Partners LP, Blackstone Communications Partners I LP, TCW/Crescent Mezzanine Partners II, LP, TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust LP, TCW Leveraged Income Trust LP II, LP, TCW Leveraged Income Trust IV, LP, TCW Shared Opportunity Fund II, LP, Shared Opportunity Fund IIB, LLC and TCW Shared Opportunity Fund III, LP.

 10.28* -Stockholders Agreement dated as of July 12, 2000, by and between iPCS, Inc. and certain of its stockholders.

 10.29* -Registration Rights Agreement dated as of July 12, 2000 by and among iPCS, Inc., Blackstone/iPCS LLC, Blackstone iPCS Capital Partners LP, BlackstoneCommunications Partners I LP, TCW/Crescent Mezzanine Partners II, LP, TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust LP, TCW Leveraged Income Trust LP II, LP, TCW Leveraged Income Trust IV, LP, TCW Shared Opportunity Fund II, LP, Shared Opportunity Fund IIB, LLC and TCW Shared Opportunity Fund III, LP.

 10.30* -Asset Purchase Agreement, dated as of July 12, 2000, by and among Sprint Spectrum L P, Sprint Spectrum Equipment Company, LP, Sprint Spectrum Realty Company, LP and iPCS Wireless, Inc.

 10.31*    -Design, Development, Engineering, Construction and Oversight
           Services

 Exhibit                       Exhibit Title
 Number

           Agreement, dated as of February, 1999, by and between Illinois PCS, LLC and Communication Management Specialists.

 10.32* -Interim Network Operating Agreement, dated as of July 12, 2000, by and between Sprint Spectrum LP and iPCS Wireless, Inc.

 10.33* -Consulting Agreement, dated as of April 20, 1999, by and between WaveLink Engineering and Illinois PCS, LLC.

  27.1     -Financial Data Schedule.

_______________________
* Incorporated by reference to exhibits filed with registrant's Form S-4 (Registration No. 333-47688).

(b)  Reports on Form 8-K.

None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         iPCS, INC.,
                         Registrant

                     By: /s/ Timothy M. Yager
                         ------------------------------------
                         Timothy M. Yager
                         President, Chief Executive Officer and Director (Principal Executive Officer)

                         /s/ Stebbins B. Chandor, Jr.
                         ------------------------------------
                         Stebbins B. Chandor, Jr.
                         Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)



November 14, 2000

                               INDEX TO EXHIBITS

 Exhibit                         Exhibit Title
 Number

  2.1* -Contribution Agreement dated as of July 12, 2000 by and among iPCS, Inc. and members of Illinois PCS, LLC.

  3.1* -Amended and Restated Certificate of Incorporation of iPCS, Inc. as amended.

  3.2*     -Amended and Restated Bylaws of iPCS, Inc.

  3.3* -Certificate of Designations of the Series A-1 Convertible Participating Preferred Stock.

  3.4*     -Certificate of Incorporation of iPCS Wireless, Inc.

  3.5*     -Bylaws of iPCS Wireless, Inc.

  3.6*     -Certificate of Incorporation of iPCS Equipment, Inc.

  3.7*     -Bylaws of iPCS Equipment, Inc.

  4.1*     -Specimen Common Stock Certificate.

  4.2* -14% Senior Discount Notes due 2010 Indenture dated as of July 14, 2000 by and among, iPCS Equipment, Inc. and iPCS Wireless, Inc. as Guarantors and CTC Illinois Trust Company, as trustee.

  10.1* -Sprint PCS Management Agreement, as amended, dated as of January 22, 1999 by and between Sprint Spectrum, LP, SprintCom, Inc., WirelessCo, LP and Illinois PCS, LLC, as amended by Addendum I, Addendum II, Amended and Restated Addendum III and Addendum IV thereto.

  10.2* -Sprint PCS Services Agreement dated as of January 22, 1999 by and between Sprint Spectrum, LP and Illinois PCS, LLC.

  10.3* -Sprint Trademark and Service Mark License Agreement dated as of January 22, 1999 by and between Sprint Communications Company, LP and Illinois PCS, LLP.

  10.4* -Sprint Spectrum Trademark and Service Mark License Agreement dated as of January 22, 1999 by and between Sprint Spectrum, LP and Illinois PCS, LLP.

 Exhibit                         Exhibit Title
 Number

  10.5* -Amended and Restated Consent and Agreement dated as of July 12, 2000 by and between Sprint Spectrum, LP, SprintCom, Inc., Sprint Communications Company, LP, WirelessCo, LP, and Toronto Dominion (Texas), Inc. and the Lenders party thereto.

  10.6* -Amended and Restated Credit Agreement dated as of July 12, 2000 by and between iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as Guarantors, the lenders named therein, Toronto Dominion (Texas), Inc., as administrative agent, and GE Capital Corporation, for a $140.0 million credit facility.

  10.7*    -iPCS, Inc. 2000 Long Term Incentive Plan.

  10.8* -Amended and Restated Employment Agreement effective as of July 1, 2000 by and between iPCS, Inc. and Timothy M. Yager.

  10.9* -Amended and Restated Employment Agreement effective as of July 1, 2000 by and between iPCS, Inc. and William W. King, Jr.

 10.10* -Warrant for the Purchase of shares of Common Stock dated as of July 12, 2000 by and between Sprint Spectrum L.P. and iPCS, Inc.

 10.11* -Agreement Regarding Construction, Sale and Leaseback of Towers dated as of May 28, 1999 by and between American Tower Corporation and Illinois PCS, LLC.

 10.12* -Lease dated as of June 1, 1999 by and between Gridley Enterprises, Inc. and Illinois PCS, LLC.

 10.13* -Amended and Restated Employment Agreement effective as of July 1, 2000 by and between iPCS, Inc. and Leroy R. Horsman.

 10.14* -Amended and Restated Employment Agreement effective as of July 1, 2000 by and between iPCS, Inc. and Jeffrey Pinegar.

 10.15* -Amended and Restated Employment Agreement effective as of July 1, 2000 by and between iPCS, Inc. and Linda K. Wokoun.

 10.16* -Amended and Restated Employment Agreement effective as of July 1, 2000 by and between iPCS, Inc. and Stebbins B. Chandor, Jr.

 Exhibit                         Exhibit Title
 Number

 10.17* -Amended and Restated Employment Agreement effective as of July 1, 2000 by and between iPCS, Inc. and Anthony R. Muscato.

 10.18* -Purchase Agreement dated as of July 12, 2000 for 14% Senior Discount Notes Due 2010

 10.19* -Employment Agreement effective as of July 1, 2000 by and between iPCS, Inc. and Patricia M. Greteman.

 10.20* -CDMA 1900 SprintCom Additional Affiliate Supply Agreement between Illinois PCS, L.L.C. and Nortel Networks Inc.

 10.21* -Amendment No. 1 to 1900 CDMA Additional Affiliate Supply Agreement between Illinois PCS, LLC and Nortel Networks Inc.

 10.22*    -Warrant Registration Rights Agreement

 10.23*    -Warrant Agreement

 10.24*    -A/B Exchange Registration Rights Agreement

 10.25*    -Global Notes

 10.26*    -Global Warrants

 10.27* -Investment Agreement dated as of July 12, 2000, by and among iPCS, Inc., Blackstone/iPCS LLC, Blackstone iPCS Capital Partners LP, Blackstone Communications Partners I LP, TCW/Crescent Mezzanine Partners II, LP, TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust LP, TCW Leveraged Income Trust LP II, LP, TCW Leveraged Income Trust IV, LP, TCW Shared Opportunity Fund II, LP, Shared Opportunity Fund IIB, LLC and TCW Shared Opportunity Fund III, LP.

 10.28* -Stockholders Agreement dated as of July 12, 2000, by and between iPCS, Inc. and certain of its stockholders.

 10.29* -Registration Rights Agreement dated as of July 12, 2000 by and among iPCS, Inc., Blackstone/iPCS LLC, Blackstone iPCS Capital Partners LP, BlackstoneCommunications Partners I LP, TCW/Crescent Mezzanine Partners II, LP, TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust LP, TCW Leveraged Income Trust LP II, LP, TCW Leveraged Income Trust IV, LP, TCW Shared Opportunity Fund II, LP, Shared Opportunity Fund IIB, LLC and TCW Shared Opportunity Fund III, LP.

 Exhibit                         Exhibit Title
 Number

 10.30* -Asset Purchase Agreement, dated as of July 12, 2000, by and among Sprint Spectrum L P, Sprint Spectrum Equipment Company, LP, Sprint Spectrum Realty Company, LP and iPCS Wireless, Inc.

 10.31* -Design, Development, Engineering, Construction and Oversight Services Agreement, dated as of February, 1999, by and between Illinois PCS, LLC and Communication Management Specialists.

 10.32* -Interim Network Operating Agreement, dated as of July 12, 2000, by and between Sprint Spectrum LP and iPCS Wireless, Inc.

 10.33* -Consulting Agreement, dated as of April 20, 1999, by and between WaveLink Engineering and Illinois PCS, LLC.

  27.1     -Financial Data Schedule.

___________________
 * Incorporated by reference to exhibits filed with registrant's Form S-4 (Registration No. 333-47688).