Form 10-K405
period 2000-12-31
IPCS INC
filed 2001-03-29
CIK 1108727

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   Form 10-K

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                      or
            [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ................. to .....................

                 Commission File Numbers: 333-47682, 333-47688

                                  iPCS, INC.
            (Exact name of registrant as specified in its charter)

                              Delaware                                                            36-4350876
     (State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

             1900 East Golf Road, Suite 900 Schaumburg, IL 60173
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (847) 944-2900

          Securities registered pursuant to Section 12(b) of the Act:
                                     None
                                     ----
                               (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                                     ----
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of March 29, 2001 is not applicable. There is no market for the common stock of the Registrant.

     There were 44,869,643 shares of common stock, $0.01 par value per share, outstanding as of March 29, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                           Part of Form 10-K into which
                     Document                                         Portions of Documents Are Incorporated
                     --------                                         --------------------------------------
     Portions of final prospectus dated January 12, 2001                          Part III
     filed pursuant to Rule 424 (b)(3) as indicated herein

                                  iPCS, INC.
                         2000 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS



                                                                        Page No.
                                    PART I
Item 1     Business                                                         3

Item 2     Properties                                                      32

Item 3     Legal Proceedings                                               32

Item 4     Submission of Matters to a Vote                                 32
           of Security Holders

                                    PART II

Item 5     Market for Registrant's Common Equity and                       33
           Related Stockholder Matters

Item 6     Selected Financial Data                                         34

Item 7     Management's Discussion and Analysis                            35
           of Financial Condition and Results of Operations

Item 7A    Quantitative and Qualitative Disclosures                        41
           About Market Risk

Item 8     Financial Statements and Supplementary Data                     41

Item 9     Changes In and Disagreements With Accountants                   41
           on Accounting and Financial Disclosure

                                   PART III

Item 10    Directors and Executive Officers of the Registrant              42

Item 11    Executive Compensation                                          42

Item 12    Security Ownership of Certain Beneficial                        42
           Owners and Management

Item 13    Certain Relationships and Related Transactions                  42

                                    PART IV

Item 14    Exhibits, Financial Statement Schedules,                        43
           and Reports on Form 8-K

           Signatures                                                      47

                                     PART I

ITEM 1.  BUSINESS.

Overview

iPCS, Inc. (the "Company") is a network affiliate of Sprint PCS, the personal communication services group of Sprint Corporation ("Sprint"), with the exclusive right to market 100% digital personal communication services, or PCS, wireless phone service under the Sprint and Sprint PCS brand names to a total population of more than 7.4 million in 37 markets consisting of mid-sized cities and rural areas in Illinois, Michigan, Iowa and eastern Nebraska. In January 1999, we entered into our long-term affiliation agreements with Sprint PCS for our initial territory of 15 markets with a total population of over 2.8 million in the states of Illinois and Iowa. We began providing service in December 1999. Following our successful initial launch, Sprint PCS selected us to be the exclusive Sprint PCS affiliate for 20 additional markets with a total population of over 4.2 million in the states of Michigan, Iowa and Nebraska. As part of this expansion, we purchased from Sprint PCS network assets under construction in four markets in Michigan. In addition, we were granted the option to add to our territory the Iowa City and Cedar Rapids, Iowa markets that Sprint PCS launched in February 1997 and to purchase from Sprint PCS related assets in those markets. As of December 31, 2000, we had launched service in eighteen markets covering approximately 3,487,000 residents and had 46,773 customers. On February 28, 2001, we completed the purchase of certain fixed assets from Sprint PCS located in the Iowa City and Cedar Rapids, Iowa markets. The purchase price of these assets was approximately $31.6 million which we paid in cash from working capital. These two markets, with a total population of approximately 406,000 residents, had 13,667 subscribers as of January 10, 2001, the date we exercised our option to purchase these markets from Sprint PCS. By the end of the third quarter of 2001, we plan to offer service on our network, which we refer to as providing coverage, to the portions of our territory where approximately 67% of the total population resides in our territory, at which time our planned network build-out for our markets will be substantially complete.

Our territory includes markets in Illinois, including Peoria, Springfield, Champaign-Urbana, Decatur-Effingham, Bloomington and the Quad Cities (Rock Island and Moline, Illinois; and Davenport and Bettendorf, Iowa); Michigan, including Grand Rapids, Saginaw-Bay City, Muskegon and Traverse City; Iowa, including Cedar Rapids, Iowa City, Waterloo-Cedar Falls and Dubuque, and eastern Nebraska. We anticipate our territory will generate significant roaming revenues for us from Sprint PCS subscribers not based in our territory who use our network. Our territory is adjacent to, but does not include, several important markets owned and operated by Sprint PCS including Chicago, Detroit, Des Moines, Indianapolis, Omaha and St. Louis. We benefit from more than 1,700 miles of heavily traveled interstates in our territory which connect major metropolitan and industrial areas of the midwestern United States. Over 40 colleges and universities are located in our territory with a total enrollment of approximately 200,000 students.

References to total population and residents are based on January 1, 1999 population estimates compiled by Rand McNally Commercial Atlas & Marketing Guide, 2000 Edition. References to markets reflect whole or partial basic trading areas, or BTAs, as defined by the Federal Communications Commission ("FCC").

The Sprint PCS agreements impose obligations and restrictions on us. We are required to comply with requirements for launch dates, coverage and technical standards of the network build-out, customer service standards, and participation in Sprint PCS national and regional distribution and national accounts programs. We are prohibited from offering Sprint PCS products and services outside our territory and on a non-branded, "private label" basis. For further information regarding the terms of the Sprint PCS agreements, see "--The Sprint PCS Agreements--The Management Agreement." If the Sprint PCS agreements terminate, we will not enjoy the benefits as discussed below of our affiliation and such termination will permit Sprint PCS to purchase our operating assets or capital stock at a substantial discount from our fair market value. For further information regarding risks related to our relationship with Sprint PCS, see "-- Risk Factors."

Our Background

Illinois PCS, LLC was formed in January 1999 as an Illinois limited liability company. On July 12, 2000, we reorganized the business into a C Corporation in which the members of Illinois PCS, LLC received shares of common stock in iPCS, Inc., in the same proportion to their membership interests in Illinois PCS, LLC. As of July 12, 2000, Illinois PCS, LLC merged with and into iPCS Wireless, Inc., a wholly owned subsidiary of iPCS, Inc. iPCS Equipment, Inc. was also formed as a wholly owned subsidiary of iPCS Wireless, Inc.

Competitive Strengths

Benefits of our Long-Term Strategic Relationship with Sprint PCS

Our long-term strategic relationship with Sprint PCS allows us to offer high quality, nationally branded wireless services more quickly, at a lower cost and with lower initial capital requirements than would otherwise be possible. The benefits of our affiliation with Sprint PCS include the following:

Exclusive provider of Sprint PCS products and services. We are the exclusive provider of Sprint PCS' 100% digital, 100% PCS wireless products and services in our territory. We market these products and services exclusively under the Sprint and Sprint PCS brand names.

Immediate brand name recognition and national advertising support. We benefit from the strength and reputation of the Sprint and Sprint PCS brand names, their extensive national advertising campaigns and their established marketing programs. We offer the same strategic pricing plans, promotional campaigns and handset and accessory promotions as Sprint PCS, and have the flexibility to add pricing plans and marketing promotions that target local market needs.

Nationwide digital PCS network. Our network operates with Sprint PCS' national network and has significantly extended Sprint PCS' coverage in the midwestern United States. Sprint PCS provides nationwide service through its own 100% digital PCS network in major U.S. metropolitan areas. Our ability to provide our customers with access to Sprint PCS' national network represents a competitive advantage over other national and regional providers of wireless services.

Established and available distribution channels. We benefit from immediate access to Sprint PCS' existing sales and distribution agreements with major national retailers who distribute and sell Sprint PCS products and services under existing Sprint PCS contracts. These national retailers have over 240 retail outlets in our territory. In addition, we benefit from other Sprint PCS sales distribution channels including their telemarketing sales force, their national account sales team and their Internet sales platform.

Sprint PCS back office services. We utilize Sprint PCS' established back office services, including customer activation, billing and 24 hours a day, seven days a week customer care to service our customers more effectively and economically. Use of these services has enabled us to accelerate the launch of our commercial PCS operations and significantly reduced our capital expenditures and operating costs compared with establishing and operating our own back office systems.

Sprint PCS Wireless Web. We support and market the Sprint PCS Wireless Web service on our network. The Sprint PCS Wireless Web allows customers with data capable or web-browser enabled handsets to connect to the Internet and browse specially designed text-based web sites, including Yahoo!, Amazon.com, Bloomberg.com, CNN.com, MapQuest.com, Fox Sports, Ameritrade, InfoSpace.com, ABC News.com, AOL.com, ESPN.com, E*Trade, USA Today.com and Weather.com. For more information on the Sprint PCS Wireless Web, see "--Products and Services--Access to the Sprint PCS Wireless Web."

Sprint PCS licenses and long-term commitment. Sprint PCS has funded the purchases of the licenses covering our territory at a cost of over $43.1 million. As a Sprint PCS affiliate, we did not have to fund these expenditures, thereby reducing our start-up costs. The Sprint PCS agreements are for a total of 50 years, including an initial term of 20 years with three 10-year renewal terms.

Better equipment availability and pricing. We are able to acquire our network equipment, handsets and accessories more quickly and at a significantly lower cost than we would without our strategic relationship with Sprint PCS. We purchase our network equipment, handsets and accessories under Sprint PCS' vendor contracts that provide for volume discounts. These discounts significantly reduce the overall capital required to build our network and significantly reduce our costs of handsets and accessories.

Availability of technology and service advances developed by Sprint PCS. We benefit from Sprint PCS' extensive research and development effort, which provides us with ongoing access to new technological products and enhanced service features without significant research and development expenditures of our own. We have immediate access to any developments produced by Sprint PCS for use in our network.

Other Competitive Strengths

In addition to the advantages provided by our strategic relationship with Sprint PCS, we have:

Fewer competitors and fragmented competition. We face fewer competitors in our markets than is generally the case for wireless service providers operating in larger metropolitan markets. We expect to be the first national PCS entrant in all of our markets and the first or second PCS entrant in all but four of our markets in central Illinois, where we are third. Existing PCS competition is limited to regional carriers with small service territories and PrimeCo, which only provides service in five of our markets in Illinois. We believe that our most extensive competition comes from the established regional cellular carriers in each of our markets, although their coverage is fragmented.

Potential for significant Sprint PCS roaming revenue. We receive Sprint PCS roaming revenue from Sprint PCS subscribers based outside our territory who roam on our network. Our territory is adjacent to and connects, but does not include, several major markets owned and operated by Sprint PCS, including Chicago, Detroit, St. Louis, Indianapolis, Omaha and Des Moines. These market areas contain approximately 20 million residents. Our network contains over 1,700 interstate miles which connect these major Sprint PCS markets. For a more detailed description of Sprint PCS roaming revenue, see "--Roaming Revenue."

Significant Sprint PCS national accounts opportunities. We participate in Sprint PCS' national accounts program which targets large companies. Several Fortune 500 companies such as State Farm Insurance, Archer Daniels Midland, Dow Chemical, John Deere, Rockwell Collins and Caterpillar, as well as a number of other large companies, have their headquarters in our territory. Participation in Sprint PCS' national accounts program provides us an opportunity to participate in selling efforts focused on those companies. We have been working with Sprint PCS' national accounts team to attract, service and retain large companies with headquarters in our territory and have either already targeted, or expect to target in the near future, each such company. To date, we service employees of John Deere on an individual basis through Sprint PCS' national accounts program and have bid, and expect to continue to bid for the business of these national account companies located in our territory. In addition, we target other national account companies with significant operations in our territory to offer service under the terms of their national account agreements.

Execution of our initial territory network build-out plan. In January 1999, we entered into the Sprint PCS agreements for our initial territory in Illinois and Iowa. Within ten months and ahead of the build-out requirements under the Sprint PCS agreements, we completed network construction and began providing commercial service in two of these markets covering over 590,000 residents. As of December 31, 2000, we had launched Sprint PCS service in eighteen markets covering approximately 3,487,000 residents. We are using the same implementation methodologies for the network construction in all markets in our territory.

Fully financed business plan. We believe that the net proceeds from our sale of the senior discount notes, the private placement of $120.0 million of convertible preferred stock to an investor group led by The Blackstone Group, and anticipated borrowings under our senior secured credit facility will be adequate to fund our network build-out, anticipated operating losses, working capital requirements and other capital needs.

Business Strategy

We believe that the following elements of our business strategy will enable us to continue to rapidly build-out our network and launch additional markets, distinguish our wireless service offerings from those of our competitors and compete successfully in the wireless communications marketplace.

Fully leverage our strategic relationship with Sprint PCS. We are capitalizing on the extensive benefits of our strategic relationship with Sprint PCS. These benefits allow us to provide a seamless offering of products and services in our territory under the Sprint and Sprint PCS brand names that are indistinguishable from those offered by Sprint PCS nationwide. We take full advantage of Sprint PCS' national marketing programs and established sales and distribution channels to increase our sales. We use Sprint PCS' back office services, including customer activation, billing and 24 hours a day, seven days a week customer care, and Sprint PCS' national network control center, which is responsible in conjunction with our switching centers for continually monitoring the performance of our network and providing rapid response for systems maintenance needs. The use of these back office services from Sprint PCS significantly reduces our overhead costs. We take advantage of significantly discounted prices for network equipment, handsets and accessories under Sprint PCS' vendor contracts, which further reduces our costs.

Execute an integrated local marketing strategy. Our marketing strategy leverages Sprint and Sprint PCS' nationwide presence and brand names while at the same time establishing a strong local presence in each of our markets. We emphasize the improved clarity and quality, enhanced features and favorable pricing of Sprint PCS products and services and replicate the marketing strategies that have resulted in Sprint PCS becoming the fastest growing U.S. wireless carrier. In addition, on the local level, we are:

  . establishing a total of up to 17 Sprint PCS sales and service centers in markets within our territory;
  . establishing local third-party sales and distribution relationships on an as-needed basis;
  . directing our media efforts at the community level by advertising in local publications, radio and television; and
  .  sponsoring local and regional events.

Continue to execute build-out plan and rapid deployment. We plan to continue the rapid construction and build-out of our technologically advanced 100% digital, 100% PCS wireless network. Our strategy is to build-out network service to metropolitan areas and the interstates and primary roads connecting these areas, and then to cover the smaller population and business centers. We intend to continue to rely on experienced third-party strategic partners for radio frequency design, network engineering and optimization, site acquisition, project management and construction management services.

Explore strategic opportunities to expand our territory. We continually evaluate expansion opportunities and, subject to the availability of financing, may strategically expand our territory.

Sprint PCS

Sprint PCS operates the only nationwide 100% digital, 100% PCS wireless network in the United States. Sprint PCS provides nationwide service through its own PCS network in major metropolitan markets and has entered into agreements with affiliates with original territories ranging in total population from 300,000 to
9.8 million to build-out and manage networks in smaller metropolitan areas and along major highways. The Sprint PCS network, including the portions of the network owned, constructed and operated by the affiliates, already serves the majority of the nation's metropolitan areas including more than 4,000 cities and communities across the country. Sprint PCS has licensed PCS coverage of nearly 280 million people in all 50 states, Puerto Rico and the US Virgin Islands. Sprint PCS is a wholly-owned tracking group of Sprint Corporation trading on the NYSE under the symbol "PCS."

Markets

Our territory includes 37 markets containing a total population of over 7.4 million residents in:

  . Illinois, including Peoria, Springfield, Champaign-Urbana, Decatur-Effingham, Bloomington and the Quad Cities (Rock Island and Moline, Illinois; and Davenport and Bettendorf, Iowa);
  . Michigan, including Grand Rapids, Saginaw-Bay City, Muskegon and Traverse City;
  .  Iowa, including Cedar Rapids, Iowa City, Waterloo-Cedar Falls and Dubuque;
     and
  .  eastern Nebraska.

We are the exclusive provider of Sprint PCS products and services in these markets which are adjacent to several major metropolitan operational markets in the midwestern United States which are owned and operated by Sprint PCS including Chicago, Detroit, Des Moines, Indianapolis, Omaha and St. Louis. We believe connecting existing Sprint PCS markets is important to Sprint PCS' strategy to provide seamless, nationwide PCS service.

The following table lists in order of the calendar quarter of actual or expected commercial launch of network coverage, the market, whether network coverage is launched as of February 28, 2001, megahertz of spectrum, estimated total population, estimated covered population and estimated covered population as a percentage of total population for each of the markets that comprise our territory.

The number of our customers in each of our launched markets varies based upon the total population of the market, how long the markets have been launched and the extent and success of our marketing efforts to date in such markets. The estimated covered population represents the total potential customers rather than our expected customers in such markets. Our Sprint PCS agreements require us to cover a minimum percentage of the resident population in our territory within specified time periods. Our expected commercial launch of network coverage is scheduled to occur prior to the launch dates required by our Sprint PCS agreements.

                                                                             Estimated     Estimated Covered Population
        Basic Trading                           MHz of   Estimated Total      Covered           As a Percentage of
       Area Market (A)               Launched  Spectrum   Population (B)   Population (C)        Total Population
Davenport, IA / Moline, IL                Yes        30          430,000         380,000                 88%
Bloomington, IL                           Yes        10          232,000         210,000                 91%
                                                               ---------       ---------
Total Year 1999                                                  662,000         590,000                 89%
                                                               =========       =========

Peoria, IL                                Yes        10          465,000         320,000                 69%
Springfield, IL                           Yes        10          266,000         215,000                 81%
St. Louis, MO (partial) (C)               Yes        30           47,000          22,000                 47%
                                                               ---------       ---------
   Subtotal (Q1 2000)                                            778,000         557,000                 72%
                                                               ---------       ---------

LaSalle-Peru-Ottawa-Streator, IL          Yes        20          152,000         120,000                 79%
Decatur-Effingham, IL                     Yes        10          248,000         176,000                 71%
Champaign-Urbana, IL                      Yes        10          219,000         190,000                 87%
Kankakee, IL                              Yes        20          135,000          96,000                 71%
Galesburg, IL                             Yes        10           74,000          47,000                 64%
                                                               ---------       ---------
   Subtotal (Q2 2000)                                            828,000         629,000                 76%
                                                               ---------       ---------

Clinton, IA / Sterling, IL                Yes        30          147,000         100,000                 68%
Mt. Vernon-Centralia, IL                  Yes        30          122,000          62,000                 51%
Danville, IL                              Yes        20          112,000          68,000                 61%
Jacksonville, IL                          Yes        10           71,000          35,000                 49%
Mattoon, IL                               Yes        10           63,000          56,000                 89%
                                                               ---------       ---------
   Subtotal (Q3 2000)                                            515,000         321,000                 62%
                                                               ---------       ---------

Grand Rapids, MI                          Yes        30        1,036,000         850,000                 82%
Saginaw-Bay City, MI                      Yes        30          632,000         400,000                 63%
Muskegon, MI                              Yes        30          220,000         140,000                 64%
                                                               ---------       ---------
   Subtotal (Q4 2000)                                          1,888,000       1,390,000                 74%
                                                               ---------       ---------
Total Year 2000                                                4,671,000       3,487,000                 75%
                                                               =========       =========

Lansing, MI (partial) (C)                  No        30           62,000          43,000                 69%
Battle Creek, MI (partial) (C)             No        30           55,000          20,000                 36%
Waterloo-Cedar Falls, IA                   No        30          261,000         153,000                 59%
Dubuque, IA                                No        30          178,000         107,000                 60%
Iowa City, IA (D)                         Yes        30          124,000          95,000                 77%
Cedar Rapids, IA (D)                      Yes        30          282,000         215,000                 76%
                                                               ---------       ---------
   Subtotal (Q1 2001)                                            962,000         633,000                 66%
                                                               ---------       ---------

Traverse City, MI                          No        30          236,000         105,000                 44%
Des Moines, IA (partial) (C)               No        30          171,000          82,000                 48%
Burlington, IA                             No        30          137,000          97,000                 71%
Mount Pleasant, MI                         No        30          129,000          79,000                 61%
Ottumwa, IA                                No        30          124,000          66,000                 53%
Marshalltown, IA                           No        30           57,000          34,000                 60%
                                                               ---------       ---------
   Subtotal (Q2 2001)                                            854,000         463,000                 54%
                                                               ---------       ---------

Omaha, NE (partial) (C)                    No        30          249,000         118,000                 47%
Grand Island-Kearney, NE                   No        30          147,000          95,000                 65%
Fort Dodge, IA                             No        30          128,000          47,000                 37%
Mason City, IA                             No        30          116,000          50,000                 43%
Norfolk, NE                                No        30          112,000          40,000                 36%
Lincoln, NE (partial) (C)                  No        30           98,000          27,000                 28%
Hastings, NE                               No        30           72,000          39,000                 54%
                                                               ---------       ---------
   Subtotal (Q3 2001)                                            922,000         416,000                 45%
                                                               ---------       ---------
Total Year 2001                                                7,409,000       4,999,000                 67%
                                                               =========       =========

---------------------
(A) Expected commercial launch dates for these markets may change based on a number of factors, including shifts in populations, target markets or network focus, changes or advances in technology, acquisition of other markets and delays in market build-out due to reasons identified in "--Risk Factors."

(B) Estimated population is based on January 1, 1999 estimates compiled by Rand McNally Commercial Atlas & Marketing Guide, 2000 Edition.

(C) Estimated covered population for these markets reflects only those residents which are expected to be covered, not the total population in the entire basic trading area.

(D) On January 10, 2001, we exercised our option to add to our territory the Iowa City and Cedar Rapids, Iowa markets, which Sprint PCS launched in February 1997, and to purchase from Sprint PCS related assets in these markets. On February 28, 2001, we closed on the purchase of these assets.

Network Operations

The effective operation of our portion of the Sprint PCS network requires:

  .  Public switched and long distance interconnection;
  . The implementation of roaming arrangements; and . The development of network monitoring systems.

Our network connects to the public telephone network through local exchange carriers, which facilitate the origination and termination of traffic between our network and local exchange and long distance carriers. Through our Sprint PCS agreements, we receive the benefits of their lower interconnection rates with the local exchange carriers. We have entered into an agreement with Sprint, which provides us long distance services at the same preferred rates made available to Sprint PCS.

Through our arrangements with Sprint PCS and Sprint PCS arrangements with other wireless service providers, Sprint PCS customers based in our territory have roaming capabilities outside our network. Likewise, Sprint PCS customers, based outside our territory and non-Sprint PCS customers have roaming capabilities on our network.

We utilize Sprint PCS Network Operations Control Center for around-the-clock monitoring as well as our own switching center capabilities for our network base stations and switches.

As of December 31, 2000, our network included one switching center and 238 operating cell sites. With the completion of our network build-out, we anticipate our network will include three switching centers and approximately 600 cell sites.

As part of our network build-out strategy, we entered into certain outsourcing relationships with third parties to assist us in building out our network. We believe that these relationships have resulted in a more timely, efficient and cost effective build-out process.

Radio frequency design. Wavelink Engineering was engaged to provide all radio frequency design, engineering, and optimization. This work has been completed for our initial Illinois and Iowa markets. Wavelink has performed radio frequency design services for Sprint PCS as well as other Sprint PCS affiliates. Based upon its engineering designs, Wavelink assists us in determining the required number of cell sites to operate the network and identifies the general geographic areas in which each of the required cell sites should be located. Wavelink also performs optimization tests prior to and after our market launches.

Site acquisition, project management and construction. For our initial Illinois and Iowa markets, Communications Management Specialists, Inc., or CMS, was engaged to provide "turn-key" site acquisition, project management and construction management services for these markets. CMS has performed similar services for Sprint PCS as well as other Sprint PCS affiliates. In January 2001, CMS was acquired by Scientel, LLC, a subsidiary of Scientech, Inc.

CMS identifies and acquires the sites on which we locate the towers, antennas and other equipment necessary for the operation of our network. After radio frequency design identifies the general geographic area in which to locate cell sites, CMS surveys potential sites to identify two potential tower sites within each geographic search area. CMS evaluates the alternative sites within each of the identified geographic search areas, giving consideration to various engineering criteria as well as the costs to be incurred to acquire and construct a tower on the site. We pay CMS fixed fees for its services.

For our Michigan markets, we have engaged SDS Wireless, Inc. to provide construction and project management services similar to those provided by CMS. In our expansion markets in Iowa and Nebraska, we have entered into a build to suit and related master lease agreement with Trinity Wireless Towers, Inc. and a construction and project management services agreement with SDS Wireless. For our Michigan, Iowa and Nebraska expansion markets, Tricom is providing site acquisition services similar to those provided by CMS in the initial Illinois and Iowa markets.

We acquire and make operational a cell site by co-locating on an existing tower owned by third parties, constructing a new tower ourselves or contracting with a build to suit company to construct the tower for us. Generally, we prefer to co-locate due to its lower construction costs and any zoning difficulties have likely already been resolved. Where we cannot co-locate, we will either construct the tower using contractors or engage in a build to suit arrangement. For those towers we construct ourselves, we generally sell the tower and lease it back from the buyer. In a build to suit arrangement, an independent tower construction company acquires the site, builds the tower and leases it to us, thereby reducing our capital expenditures.

In May 1999, we entered into a tower sale and lease-back arrangement with American Tower Corporation for 60 to 80 towers we constructed in our initial territory. The term of the agreement was to expire at the earliest of the final tower sale or December 31, 2000. In November 2000, the agreement was amended to extend the agreement until February 28, 2001, and on January 2, 2001, we completed the terms of the agreement with the eightieth tower sale. We anticipate selling additional towers we construct under similar agreements to American Tower Corporation or another tower company.

Nortel Equipment Agreement

We have entered into an equipment purchase agreement with Nortel for our network equipment and infrastructure, including switches and base station controllers, and are subject to the terms of the equipment purchase agreement between Nortel and Sprint PCS. Pursuant to the equipment agreement, Nortel also provides installation services for the equipment and grants us a nonexclusive license to use all the software associated with the Nortel equipment. As of December 31, 2000, we have a remaining commitment to purchase $18.7 million of equipment and services from Nortel which subsequent to year-end was reduced by $6.1 million. We have committed to purchase required equipment from Nortel related to certain expansion markets which may be granted to us by Sprint PCS. We submit purchase orders to Nortel for the equipment and services. Under the agreement, we receive a discount on the network equipment and services because of our affiliation with Sprint PCS. If our affiliation with Sprint PCS ends, Nortel has the right to either terminate the agreement or, with our consent, modify the agreement to establish new prices, terms and conditions.

Lucent Equipment Agreement

In July 2000, we entered into an equipment purchase agreement with Lucent Technologies Inc. for our network equipment and infrastructure in which we committed to purchase one switch and 100 base station controllers for our Michigan markets within the first year of the agreement and an additional 32 base station controllers during the second year. In addition, we have agreed to use Lucent's equipment exclusively in the construction of our network located within the state of Michigan. As of December 31, 2000, we have a remaining commitment to purchase $6.7 million of equipment and services from Lucent which subsequent to year-end was reduced by $2.5 million. Lucent is obligated to Sprint PCS to enter into this agreement with us because we are a Sprint PCS affiliate. By our purchase agreement with Lucent, we are subject to the terms and conditions of a procurement and services contract between Lucent and Sprint PCS which expires on January 31, 2006 and which provides that the equipment which we purchase will be in conformance with the technical standards of the Sprint PCS network and at prices consistent with those negotiated by Sprint PCS.

Products and Services

We offer established Sprint PCS products and services throughout our territory under the Sprint and Sprint PCS brand names. Our products and services are designed to mirror the service offerings of Sprint PCS and to integrate with the Sprint PCS nationwide network. The Sprint PCS service package we offer includes the following:

100% digital wireless mobility with national service. Our network is part of the largest 100% digital, 100% PCS wireless network in the nation. Sprint PCS customers in our territory may use Sprint PCS services throughout the Sprint PCS network. Dual-band/dual-mode handsets allow roaming on wireless networks where Sprint PCS is not available and with which Sprint PCS has roaming agreements.
We offer enhanced voice clarity, advanced features and simple, affordable Sprint PCS Free and Clear pricing plans. These plans include long distance and wireless airtime minutes for use throughout the Sprint PCS network at no additional charge.

Access to the Sprint PCS Wireless Web. We support and market the Sprint PCS Wireless Web throughout our network. The Sprint PCS Wireless Web allows subscribers with data capable handsets to connect their portable computers or personal digital assistants to the Internet. Sprint PCS subscribers with web-browser enabled handsets also have the ability to receive periodic information updates such as stock prices, airline schedules, sports scores and weather reports directly on their handsets by connecting to and browsing specially designed text-based Internet sites such as Yahoo!, Amazon.com, Bloomberg.com, CNN.com, MapQuest.com, Fox Sports, Ameritrade, InfoSpace.com, ABC News.com, AOL.com, ESPN.com, E*Trade, USA Today.com and Weather.com. Sprint PCS offers various pricing options including a fixed number of updates or a bundle of data minutes as add-ons to existing Sprint PCS Free and Clear pricing plans or a bundle of minutes for a set price that can be used for either data or voice.

Nationwide service. Our customers are able to use Sprint PCS services throughout the Sprint PCS network. Dual-band/dual-mode handsets allow roaming on wireless networks where Sprint PCS is not available and with which Sprint PCS has roaming agreements. When roaming outside the Sprint PCS network, additional roaming fees are billed to Sprint PCS subscribers.

Pricing and features. Sprint PCS' pricing plans are typically structured with monthly recurring charges, large local calling areas, bundles of minutes and service features such as voicemail, caller ID, call waiting, call forwarding and three-way calling. The increased capacity of code division multiple access, or CDMA, technology allows Sprint PCS to offer high usage subscriber plans at per-minute rates lower than analog cellular and certain digital products. All of Sprint PCS' current national plans:

  . include minutes that can be used on any portion of the nationwide Sprint PCS network with no roaming charges for the subscriber;
  .  offer advanced features and generally require no long-term contracts;
  . offer a selection of handsets to meet the needs of individual consumers and businesses; and
  .  provide a limited-time, money back guarantee on Sprint PCS handsets.

In addition, Sprint PCS Free and Clear pricing plans include long distance calling from anywhere on the Sprint PCS network to anywhere in the United States.

Advanced handsets and longer battery life. We primarily offer a selection of dual-band handsets with various advanced features and technology, such as Internet readiness described in "--Access to the Sprint PCS Wireless Web" above. All handsets are equipped with pre-programmed features such as caller ID, call waiting, phone books, speed dial and last number redial and are sold under the Sprint and Sprint PCS brand names. CDMA handsets weighing approximately 5 to 7 ounces offer up to five days of standby time and approximately four hours of talk time. We also offer dual-band/dual-mode handsets that allow customers to make and receive calls on both PCS and cellular frequency bands with the applicable digital or analog technology. These handsets allow roaming on cellular networks where Sprint PCS digital service is not available. When roaming in analog markets, stand-by and talk times are greatly reduced.

Improved voice clarity and quality. We believe that CDMA technology offers significantly improved voice clarity and quality, compared to existing analog, and TDMA and GSM digital networks, more powerful error correction, less susceptibility to call fading and enhanced interference rejection, all of which result in fewer dropped calls. See "--CDMA Technology" for a discussion of the reasons CDMA technology offers improved voice clarity and quality.

Privacy and security. Sprint PCS provides secure voice transmissions encoded into a digital form to prevent eavesdropping and unauthorized cloning of subscriber identification numbers.

Easy activation. Customers can purchase a shrink-wrapped Sprint PCS handset off the shelf at a retail location and activate their service by calling customer service, which can activate the handset over the air. Customers can also activate their phone over the air through the Internet. In addition, our customers can activate their service at any of Sprint PCS sales and service centers with the assistance of trained customer service representatives.

Customer care. Sprint PCS provides customer care services to our customers under the Sprint PCS agreements. Sprint PCS offers 24 hours a day, seven days a week customer care. Our customers can call the Sprint PCS toll-free customer care number from anywhere in the United States. All Sprint PCS phones are pre-programmed with a speed dial feature that allows our customers to easily reach customer care at any time on the Sprint PCS network. In addition, our customers can also obtain customer service and assistance at any Sprint PCS store throughout the country.

Other services. In addition to these services, we may also offer wireless local loop services in our territory. Wireless local loop is both a wireless alternative and supplemental service for the landline-based telephones in homes and businesses. We also believe that new features and services will be developed on the Sprint PCS nationwide network to take advantage of CDMA technology. As a leading wireless provider, Sprint PCS conducts ongoing research and development to produce innovative services that give Sprint PCS a competitive advantage. We may incur additional costs in modifying our technology to offer these new products.

Roaming Revenue

Sprint PCS Roaming. When Sprint PCS subscribers based outside of our territory use our network, we collect roaming revenue from Sprint PCS based on a per-minute fee and when our customers use the Sprint PCS network outside of our territory, we pay to Sprint PCS roaming charges based on a per-minute fee. Pursuant to the Sprint PCS agreements, Sprint PCS has the discretion to change the per-minute roaming rate for Sprint PCS roaming fees after December 31, 2001.

Non-Sprint PCS Roaming. The term "non-Sprint PCS roaming" is used when non-Sprint PCS subscribers use our network and when our customers use a non-Sprint PCS network. Pursuant to roaming agreements between Sprint PCS and other wireless service providers, when other wireless service provider subscribers use our network, we earn roaming revenue. These wireless service providers must pay fees for their subscribers' use of our network. Currently, pursuant to the Sprint PCS agreements, Sprint PCS bills these wireless service providers for these fees. When wireless service providers provide service to our customers, we pay those service providers roaming fees and our customers incur roaming fees at rates specified in their contracts. As a result, we retain the collection risk from our customers for non-Sprint PCS roaming charges incurred by them. Currently, pursuant to the Sprint PCS agreements, Sprint PCS bills our customers for the roaming fees, and pays us the fees it has collected on a daily basis.

Marketing Strategy

Our marketing and sales strategy utilizes Sprint PCS' proven strategies and developed national sales and distribution channels tailored to our specific territory.

Use Sprint PCS' brand equity and marketing. We feature exclusively and prominently the nationally recognized Sprint and Sprint PCS brand names in our marketing effort. From our customers' point of view, they use our network and the Sprint PCS national network seamlessly as a unified nationwide network.

Pricing. Our use of the Sprint PCS national pricing strategy offers our customers simple, easy-to-understand service plans. Sprint PCS' pricing plans are typically structured with monthly recurring charges, large local calling areas, bundles of minutes and service features such as voicemail, caller ID, call waiting, call forwarding and three-way calling. Lower per-minute rates relative to analog cellular providers are possible in part because the CDMA system that Sprint PCS utilizes has greater capacity than current analog cellular systems, enabling Sprint PCS to market high usage customer plans at lower prices. In addition, Sprint PCS Free and Clear plans, which offer simple, affordable plans for every consumer and business customer, include long distance calling from anywhere on its nationwide network.

Local focus. Our local focus enables us to supplement Sprint PCS' marketing strategies with our own strategies tailored to each of our specific markets. These include attracting local businesses as agents to enhance our sales and distribution channels and drawing on our management team's experience in the midwestern United States. We use local radio, television and newspaper advertising to sell our products and services in each of our markets. We have established a local sales force to execute our marketing strategy through our Sprint PCS stores. We currently own and operate twelve Sprint PCS stores and plan to open an additional five stores throughout our territory. We also employ a direct sales force dedicated to business sales.

Advertising and promotions. Sprint PCS uses national as well as regional television, radio, print, outdoor and other advertising campaigns to promote its products. We benefit from this national advertising in our territory at no additional cost to us. Sprint PCS also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate, free minutes of use for limited time periods or special prices on handsets and other accessories. We are able to purchase promotional materials related to these programs from Sprint PCS at their cost.

Sponsorships. Sprint PCS sponsors numerous national, regional and local events. These sponsorships provide Sprint PCS with brand name and product recognition in high profile events, create a forum for sales and promotional events and enhance our promotional efforts in our territory. Additionally, we sponsor other local events in our territory to increase customer awareness of the Sprint PCS network.

Sales and Distribution

Our sales and distribution plan mirrors Sprint PCS' proven multiple channel sales and distribution plan. Key elements of our sales and distribution plan consist of the following:

Sprint store within a RadioShack store. Sprint has an exclusive arrangement with RadioShack to install a "store within a store," making Sprint PCS the exclusive brand of PCS sold through RadioShack stores where Sprint PCS service is available. Currently, RadioShack has 109 stores in our territory that will be available to offer Sprint PCS products and services to our customers once we have launched service in the market where the store is located.

Other national third-party retail stores. In addition to RadioShack, we benefit from the sales and distribution agreements established by Sprint PCS with other national retailers, which currently include Best Buy, Circuit City, Staples, Target, Office Max, Office Depot and Ritz Camera. These retailers and others have approximately 135 retail stores in our territory to which we have access. We believe the number of stores will increase over time as Sprint PCS adds national retailers and as these national retailers add stores in our territory.

Local third-party retail stores. We benefit from the sales and distribution agreements that we enter into with local retailers in our territory. We have entered into sales and distribution agreements with over 80 local stores in our territory and expect the number to increase.

Sprint PCS stores. We currently own and operate twelve Sprint PCS stores in our territory and plan to open an additional five stores as we continue to launch service in additional markets. These stores are located in metropolitan markets within our territory, providing us with a strong local presence and a high degree of visibility. We train our sales representatives to be informed and persuasive advocates for Sprint PCS' services. Following the Sprint PCS model, these stores have been designed to facilitate retail sales, bill collection and customer service.

National accounts and direct selling. We participate in Sprint PCS' national accounts program. Sprint PCS has a national accounts team which focuses on the corporate headquarters of large companies. Several Fortune 500 companies such as State Farm Insurance, Archer Daniels Midland, Dow Chemical, John Deere, Rockwell Collins, and Caterpillar, as well as other large companies, have their headquarters in our territory. In addition, once a Sprint PCS national account manager reaches an agreement with any company headquartered outside of our territory, we service the offices and subscribers of that company located in our territory. Our direct sales force will target the employees of these companies in our territory and cultivate other local business customers.

Inbound telemarketing. Sprint PCS provides inbound telemarketing sales to answer our prospective customers' calls. As the exclusive provider of Sprint PCS products and services in our territory, we use the national Sprint 1-800-480-4PCS number campaigns that generate call-in leads. Sprint PCS' inbound telemarketing group handles these leads and the new subscriber becomes our customer.

Electronic commerce. Sprint PCS maintains an Internet site at www.sprintpcs.com, which contains information on Sprint PCS products and services. A visitor to the Sprint PCS Internet site can order, pay for a handset, and activate their phone over the air. Subscribers visiting the site can also review the status of their account, including the number of minutes used in the current billing cycle. Site visitors in our territory who purchase products and services over the Sprint PCS Internet site will be our customers.

CDMA Technology

The Sprint PCS national network uses digital code division multiple access, or CDMA, as its signal transmission technology. There are two other principal signal transmission technologies: time division multiple access, or TDMA, and global system for mobile communications, or GSM. We believe that CDMA provides important system performance benefits such as:

Greater capacity. We believe, based on studies by CDMA manufacturers, that CDMA systems can provide system capacity that is approximately seven to ten times greater than that of current analog technology and approximately three times greater than TDMA or GSM systems.

Privacy and security. One of the benefits of CDMA technology is that it combines a constantly changing coding scheme with a low power signal to enhance call security and privacy.

Soft hand-off. CDMA systems transfer calls throughout the CDMA network using a technique referred to as a soft hand-off, which connects a mobile customer's call with a new base station while maintaining a connection with the base station currently in use. CDMA networks monitor the quality of the transmission received by multiple base stations simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell unless replaced by a stronger signal from another base station. Analog, TDMA and GSM networks use a "hard hand-off" and disconnect the call from the current base station as it connects with a new one without any simultaneous connection to both base stations.

Simplified frequency planning. Frequency planning is the process used to analyze and test alternative patterns of frequency use within a wireless network to minimize interference and maximize capacity. Unlike TDMA and GSM-based systems, CDMA-based systems can reuse the same subset of allocated frequencies in every cell, substantially reducing the need for costly frequency reuse patterning and constant frequency plan management.

Longer battery life. Due to their greater efficiency in power consumption, CDMA handsets can provide longer standby time and more talk time availability when used in the digital mode than handsets using alternative digital or analog technologies.

Competition

We compete in our territory with regional and national cellular, PCS and other wireless providers. Verizon Wireless (formerly AirTouch, GTE Wireless, ALLTEL and Ameritech Cellular) provides cellular service in each of our major markets. Cingular Wireless (formerly SBC/CellularOne) covers much of central Illinois and Nebraska but does not provide service in Peoria, the Quad Cities or in Michigan. Other cellular providers such as US Cellular and CenturyTel have similar limited coverage areas. PCS competitors such as NPI Wireless, VoiceStream, Iowa Wireless, PrimeCo and Amica Wireless operate in certain portions of our territory but none provides the scope of coverage that we offer in these markets. Of the PCS providers, only AT&T Wireless or its affiliate partners hold licenses to provide service in all of our markets; however, it currently does not yet provide service in any of the markets in our territory. Nextel and Nextel Partners provide service in our Michigan markets, eight of our Illinois markets, and three of our Iowa markets.

Our ability to compete effectively with these other providers will depend on a number of factors, including the continued success of CDMA technology in providing better call clarity and quality as compared to analog cellular systems, Sprint PCS' competitive pricing with various options suiting individual customer's calling needs, the continued expansion and improvement of the Sprint PCS nationwide network, our extensive direct and indirect sales channels, our centralized Sprint PCS customer care systems and our selection of handset options.

Currently, we believe that our most formidable competition is from cellular providers, many of which have been operating in our markets and building their customer bases for a number of years and have greater financial resources and customer bases. Some of our competitors have access to more licensed spectrum than the 10 or 20 MHz licensed to Sprint PCS in certain markets in parts of Illinois. Some of our competitors also have established infrastructures, marketing programs and brand names. In addition, certain competitors may be able to offer coverage in areas not served by our network, or, because of their calling volumes or their affiliations with, or ownership of wireless providers, may be able to offer roaming rates that are lower than those offered by Sprint PCS. PCS operators will likely compete with us in providing some or all of the services available through the Sprint PCS network and may provide services that we do not. Additionally, we expect that existing cellular providers will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint PCS.

We also face limited competition from "resellers" which provide wireless service to customers but do not hold FCC licenses or own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that and other licensees. The FCC requires all cellular and PCS licensees to permit resale of carrier service to a reseller. Although Sprint PCS is required to resell PCS in our markets, currently there is only one reseller of Sprint PCS service in our markets. Any reseller of Sprint PCS could not use the Sprint PCS service marks in our markets except for the limited purpose of describing their handsets as operational on the Sprint PCS network.

In addition, we compete with paging, dispatch and other mobile telecommunications companies in our markets. Potential users of PCS systems may find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential customers who do not need immediate two-way voice communications.

In the future, we expect to face increased competition from entities providing similar services using other communications technologies, including satellite-based telecommunications and wireless cable systems. While few of these technologies and services are currently operational, others are being developed or may be developed in the future.

Over the past several years the FCC has auctioned and will continue to auction large amounts of wireless spectrum that could be used to compete with PCS. Based upon increased competition, we anticipate that market prices for two-way wireless voice and data services generally will decline in the future. We will compete to acquire and retain customers principally on the basis of services and features, the size and location of our territory, network coverage and reliability, customer care and pricing. Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors.

Intellectual Property

"Sprint," the Sprint diamond design logo, "Sprint PCS," "Sprint Personal Communication Services," "The Clear Alternative to Cellular" and "Experience the Clear Alternative to Cellular Today" are service marks registered with the United States Patent and Trademark Office. These service marks are owned by Sprint. Pursuant to the Sprint PCS agreements we have the right to use royalty-free these service marks and certain other service marks of Sprint in connection with marketing, offering and providing licensed services to end-users and resellers, solely within our territory.

Sprint PCS has agreed not to grant to any other person a right or license to provide or resell, or act as agent for any person offering, licensed services under these service marks within our territory except as to Sprint PCS' marketing to national accounts and the limited right of resellers of Sprint PCS to inform their customers of handset operation on the Sprint PCS network. In all other instances, Sprint PCS reserves for itself and its affiliates the right to use the licensed marks in providing its services, subject to its exclusivity obligations described above, whether within or outside our territory.

The Sprint PCS agreements contain numerous restrictions with respect to the use and modification of any of the Sprint service marks. See "The Sprint PCS Agreements--The Trademark and Service Mark License Agreements."

Environmental Compliance

Expenditures for environmental compliance result primarily from the operation of standby power generators for our telecommunications equipment and from compliance with various environmental rules during network build-out and operations. Our environmental compliance expenditures have not been material to our financial statements or to our operations and are not expected to be material in the future.

Employees

As of February 28, 2001, we employed 167 full-time employees. None of our employees is represented by a labor union. We believe that our relations with our employees are good.

THE SPRINT PCS AGREEMENTS

Overview of Sprint PCS Relationship and Agreements

Under the Sprint PCS agreements, we will exclusively market PCS services under the Sprint and Sprint PCS brand names in our territory. The Sprint PCS agreements require us to interface with the Sprint PCS wireless network by building our network to operate on the 10 to 30 MHz of PCS frequencies licensed to Sprint PCS in the 1900 MHz range. The Sprint PCS agreements also give us access to Sprint PCS' equipment discounts, roaming revenue from Sprint PCS customers traveling into our territory, and various other back office services. The Sprint PCS agreements provide strategic advantages, including avoiding the need to fund up-front spectrum acquisition costs and the costs of establishing billing and other customer services infrastructure. The Sprint PCS agreements have initial terms of 20 years with three 10-year renewals which will lengthen the contracts to a total term of 50 years. The Sprint PCS agreements will automatically renew for each additional 10-year term unless we or Sprint PCS provide the other with two years prior written notice to terminate the Sprint PCS agreements.

We have four major agreements with Sprint and Sprint PCS, collectively, the "Sprint PCS agreements":

  .  the management agreement;
  .  the services agreement;
  . the trademark and service mark license agreement with Sprint; and . the trademark and service mark license agreement with Sprint PCS.

In addition, Sprint PCS has entered into a consent and agreement that modifies our management agreement for the benefit of the lenders under our senior secured credit facility and any refinancing.

The Management Agreement

Under our management agreement with Sprint PCS, we have agreed to:

  . construct and manage a network in our territory in compliance with Sprint PCS' PCS licenses and the terms of the management agreement;
  . distribute, during the term of the management agreement, Sprint PCS products and services;
  .  use Sprint PCS' and our own distribution channels in our territory;
  . conduct advertising and promotion activities in our territory; and . manage that portion of Sprint PCS' customer base assigned to our territory.

Sprint PCS will monitor our network operations and has the right to unconditional access to our network.

Exclusivity. We are designated as the only person or entity that can manage or operate a PCS network for Sprint PCS in our territory. Sprint PCS is prohibited from owning, operating, building or managing another wireless mobility communications network in our territory while our management agreement is in place and no event has occurred that would permit the agreement to terminate. Sprint PCS is permitted under our agreement to make national sales to companies in our territory, and as required by the FCC, to permit resale of the Sprint PCS products and services in our territory.

Network build-out. The management agreement specifies the terms of the Sprint PCS affiliation, including the required network build-out plan. Our current build-out plan will satisfy the specified coverage percentage of the population within each of our markets by the specified dates, as set forth in the management agreement. The management agreement also requires us to reimburse Sprint PCS for 50% of the microwave clearing cost for our territory. For more information on the build-out schedule, see "Business--Markets." We have agreed to operate our network, if technically feasible and commercially reasonable, to provide for a seamless handoff of a call initiated in our territory to a neighboring Sprint PCS network. At any time after January 22, 2001, Sprint PCS can decide to expand the coverage requirements of our territory by providing us with written notice as long as the expanded coverage requirements are for proposed areas in which a tower would cover at least 10,000 residents. We have 90 days after receiving notice from Sprint PCS to determine whether we will build-out the proposed area. If we fail to build-out the proposed area, we may be in breach of the Sprint PCS agreements and Sprint will have the right to terminate the Sprint PCS agreements and to purchase all of our operating assets at 80% of the entire business value. As of January 22, 1999, Sprint PCS has identified nine cities in our territory that meet the expanded coverage requirements criteria. However, Sprint PCS cannot require us to build-out these cities until after December 31, 2002.

Products and services. The management agreement identifies the products and services that we can offer in our territory. These services include, but are not limited to, Sprint PCS consumer and business products and services available as of the date of the agreement, or as modified by Sprint PCS. We are allowed to sell wireless products and services that are not Sprint PCS products and services if those additional products and services do not otherwise violate the terms of the agreement, cause distribution channel conflicts, materially impede the development of the Sprint PCS network or, in Sprint PCS' sole determination, cause consumer confusion with Sprint PCS' products and services. We may cross-sell services such as Internet access, customer premises equipment, and prepaid phone cards with Sprint, Sprint PCS and other Sprint PCS affiliates. If we decide to use third parties to provide these services, we must give Sprint PCS an opportunity to provide the services on the same terms and conditions. We cannot offer wireless local loop services specifically designed for the competitive local exchange market in areas where Sprint owns the local exchange carrier unless we name the Sprint owned local exchange carrier as the exclusive distributor or Sprint PCS approves the terms and conditions. However, there are no markets in our territory where Sprint is the local telephone company.

National sales programs. We will participate in the Sprint PCS sales programs for national sales to customers, and will pay the expenses and receive the compensation from national accounts located in our territory.

Service pricing, roaming and fees. We must offer Sprint PCS subscriber pricing plans designated for regional or national offerings, including Sprint PCS Free and Clear plans. We are permitted to establish our own local price plans for Sprint PCS' products and services offered only in our territory, subject to the terms of the agreement, consistent with Sprint PCS' regional and national pricing plans, regulatory requirements and Sprint PCS' approval. We are entitled to receive from Sprint PCS an amount equal to 92% of collected revenues which relate to our customers' use of our network and to revenues from non-Sprint PCS subscribers roaming onto our network. We are entitled to receive 100% of roaming revenues (except for taxes) which relate to our customers' usage of the Sprint PCS network outside of our territory, our customers' usage of a non-Sprint PCS network, and the usage of our network by Sprint PCS subscribers. We are also entitled to receive 100% of the proceeds from the sales of handsets and accessories and proceeds from sales not in the ordinary course of business. Although many Sprint PCS subscribers will purchase a bundled pricing plan that allows roaming anywhere on the Sprint PCS and affiliates' network without incremental roaming charges, we will earn roaming revenues from every minute based on an established per-minute rate for Sprint PCS' or its affiliates' subscribers roaming in our territory. Similarly, we will pay for every minute our subscribers use the Sprint PCS nationwide network outside our territory. The analog roaming rates applicable to use by our customers of third-party providers' networks are set under Sprint PCS' third-party roaming agreements.

Advertising and promotions. Sprint PCS is responsible for all national advertising and promotion of the Sprint PCS products and services. We are responsible for advertising and promotion in our territory, including the pro rata cost of any promotion or advertising done by any third-party retailers in our territory pursuant to a national cooperative advertising agreement with Sprint. Sprint PCS' service area includes the urban markets around our territory. Sprint PCS will pay for advertising in these markets. Given the proximity of these markets to ours, we expect considerable spill-over from Sprint PCS' advertising in surrounding urban markets.

Program requirements. We comply with Sprint PCS' program requirements for technical standards, customer service standards, national and regional distribution and national accounts programs. Sprint PCS can adjust the program requirements from time to time. Sprint PCS program requirements with respect to such standards as dropped calls, blocked calls, origination failures, interference and switch maintenance applicable to us are not more stringent than the requirements applicable to Sprint PCS as to the portions of the network it owns and operates and to other Sprint PCS affiliates with respect to the portion of the Sprint PCS network which they own and operate. We do not believe that the program requirements applicable to us under the Sprint PCS agreements are more restrictive than what Sprint PCS experiences or that experienced by the wireless industry in general. Moreover, we do not believe that standards for customer service, should we elect not to acquire such services from Sprint PCS, would be substantially restrictive nor is participation in the national accounts program burdensome. We have the right to appeal to Sprint PCS' management adjustments which could cause an unreasonable increase in cost to us if the adjustment:

  . causes us to incur a cost exceeding 5% of the sum of our equity plus our outstanding long-term debt, or
  . causes our operating expenses to increase by more than 10% on a net present value basis.

If Sprint PCS denies our appeal, we must then comply with the program adjustment, or Sprint PCS has the right to exercise the termination rights described below.

Non-competition. We may not offer Sprint PCS products and services outside our territory without the prior written approval of Sprint PCS. Within our territory we may offer, market or promote telecommunications products and services only under the Sprint PCS brands, our own brand, brands of related parties of ours or other products and services approved under the management agreement, except that no brand of a significant competitor of Sprint PCS or its related parties may be used for those products and services. To the extent we have or obtain licenses to provide PCS services outside our territory, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint PCS.

Inability to use non-Sprint PCS brand. We may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products and services on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint PCS brand, except for sales to resellers or as otherwise permitted under the trademark and service mark license agreements.

Rights of first refusal. Sprint PCS has a right of first refusal to buy our assets upon a proposed sale of all or substantially all of our assets.

Termination of management agreement. The management agreement can be terminated as a result of:

  .  termination of Sprint PCS' PCS licenses;
  .  an uncured breach under the management agreement;
  .  bankruptcy of a party to the management agreement;
  . the management agreement not complying with any applicable law in any material respect;
  . the termination of either of the trademark and service mark license agreements; or
  . our failure to obtain the financing necessary for the build-out of our network and for our working capital needs.

The termination or non-renewal of the management agreement triggers certain of our rights and those of Sprint PCS. The right of either party to require the other to purchase or sell the operating assets, as discussed below, may not be exercised, in the case of Sprint PCS, until January 21, 2002.

If we have the right to terminate the management agreement because of an event of termination caused by a Sprint PCS breach under the management agreement, we may generally:

  . require Sprint PCS to purchase all of our operating assets used in connection with our network for an amount equal to at least 80% of our entire business value as defined below;
  . if Sprint PCS is the licensee for 20MHz or more of the spectrum on the date the management agreement was executed, require Sprint PCS to sell to us, subject to governmental approval, up to 10MHz of licensed spectrum for an amount equal to the greater of:
     . the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS; or
     .  9% of our entire business value; or
  . sue Sprint PCS for damages or submit the matter to arbitration and thereby not terminate the management agreement.

If Sprint PCS has the right to terminate the management agreement because of an event of termination caused by us, Sprint PCS may generally:

  . require us to sell our operating assets to Sprint PCS for an amount equal to 72% of our entire business value;
  . require us to purchase, subject to governmental approval, up to 10MHz of licensed spectrum for an amount equal to the greater of:
     . the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint; or
     .  10% of our entire business value;
  . take any action as Sprint PCS deems necessary to cure our breach of the management agreement, including assuming responsibility for and operating our network; or
  . sue us for damages or submit the matter to arbitration and thereby not terminate the management agreement.

Non-renewal. If Sprint PCS gives us timely notice that it does not intend to renew the management agreement, we may:

  . require Sprint PCS to purchase all of our operating assets used in connection with our network for an amount equal to 80% of our entire business value; or
  . if Sprint PCS is the licensee for 20MHz or more of the spectrum on the date the management agreement was executed, require Sprint PCS to sell to us, subject to governmental approval, up to 10MHz of licensed spectrum for an amount equal to the greater of:

     . the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS; or
     .  10% of our entire business value.

If we give Sprint PCS timely notice of non-renewal, or we both give notice of non-renewal, or the management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint PCS may:

  . purchase all of our operating assets for an amount equal to 80% of our entire business value; or
  . require us to purchase, subject to governmental approval, the licensed spectrum for an amount equal to the greater of:

     . the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS; or
     .  10% of our entire business value.

Determination of Entire Business Value. If the entire business value is to be determined, we and Sprint PCS will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine the entire business value based on the fair market value on a going concern basis using the following guidelines:

  . the entire business value is based on the price a willing buyer would pay a willing seller for the entire on-going business;
  . then-current customary means of valuing a wireless telecommunications business will be used;
  . the business is conducted under the Sprint and Sprint PCS brands and the Sprint PCS agreements;
  . that we own the spectrum and frequencies presently owned by Sprint PCS that we use subject to the Sprint PCS agreements; and
  . the valuation will not include any value for businesses not directly related to the Sprint PCS products and services, and such businesses will not be included in the sale.

The rights and remedies of Sprint PCS outlined in the management agreement resulting from an event of termination of the management agreement have been materially amended by the consent and agreement for the benefit of the holders of the indebtedness under the senior secured credit facility as discussed below.

Insurance. We are required to obtain and maintain workers' compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and "all risk" property insurance with financially reputable insurers who are licensed to do business in all jurisdictions where any work is performed under the management agreement and who are reasonably acceptable to Sprint PCS.

Indemnification. We have agreed to indemnify Sprint PCS and its directors, employees and agents, and related parties of Sprint PCS and their directors, employees and agents against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in the management agreement or any other agreement between us and Sprint PCS, our ownership of the operating assets or the actions or the failure to act of anyone who is employed or hired by us in the performance of any work under this agreement, except we will not indemnify Sprint PCS for any claims arising solely from the negligence or willful misconduct of Sprint PCS. Sprint PCS has agreed to indemnify us and our directors, employees and agents against all claims against any of the foregoing arising from Sprint PCS' violation of any law and from Sprint PCS' breach of any representation, warranty or covenant contained in this agreement or any other agreement between Sprint PCS and us, except Sprint PCS will not indemnify us for any claims arising solely from our negligence or willful misconduct.

The Services Agreement

The services agreement outlines various back office services provided by Sprint PCS and available to us at established rates. Sprint PCS can change any or all of the service rates one time in each 12-month period. Some of the available services include: billing, customer care, activation, credit checks, maintenance of a customer database for call billing, voice mail, prepaid services, directory assistance, operator services, roaming fees, roaming clearinghouse fees, interconnect fees and inter-service area fees. Sprint PCS offers three packages of available services. Each package identifies which services must be purchased from Sprint PCS and which may be purchased from a vendor or provided in-house. Essentially, services such as billing, activation and customer care must either all be purchased from Sprint PCS or we may provide those services ourselves. We have chosen to initially buy these services from Sprint PCS but may develop an independent capability with respect to these services over time. Sprint PCS may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services received under the services agreement in connection with any other business or outside our territory. We may discontinue use of any service upon three months prior written notice. Sprint PCS may discontinue a service provided that Sprint PCS provides us with nine months prior notice.

We have agreed with Sprint PCS to indemnify each other as well as officers, directors, employees and certain other related parties and their officers, directors and employees for violations of law or the services agreement except for any liabilities resulting from the indemnitee's negligence or willful misconduct. The services agreement also provides that no party to the agreement will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, the services agreement except as may otherwise be required by the indemnification provisions. The services agreement automatically terminates upon termination of the management agreement and neither party may terminate the services agreement for any reason other than the termination of the management agreement.

The Trademark and Service Mark License Agreements

We have non-transferable, royalty-free licenses to use the Sprint and Sprint PCS brand names and "diamond" symbol, and several other U.S. trademarks and service marks such as "The Clear Alternative to Cellular" and "Clear Across the Nation" on Sprint PCS products and services. We believe that the Sprint and Sprint PCS brand names and symbols enjoy a very high degree of awareness, providing us an immediate benefit in the market place. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and Sprint PCS and use of the licensed marks in a manner which would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed to promptly notify Sprint and Sprint PCS of any infringement of any of the licensed marks within our territory of which we become aware and to provide assistance to Sprint and Sprint PCS in connection with Sprint's and Sprint PCS' enforcement of their respective rights. We have agreed with Sprint and Sprint PCS to indemnify each other for losses incurred in connection with a material breach of the trademark license agreements. In addition, we have agreed to indemnify Sprint and Sprint PCS from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint or Sprint PCS products and services other than losses arising solely out of our use of the licensed marks in compliance with certain guidelines.

Sprint and Sprint PCS can terminate the trademark and service mark license agreements if we file for bankruptcy, materially breach the agreement or our management agreement is terminated. We can terminate the trademark and service mark license agreements upon Sprint's or Sprint PCS' abandonment of the licensed marks or if Sprint or Sprint PCS files for bankruptcy, or the management agreement is terminated.

Consent and Agreement for the Benefit of the Holders of the Senior Secured Credit Facility

Sprint PCS has entered into a consent and agreement for the benefit of the holders of the indebtedness under the senior secured credit facility which we refer to as the Senior Secured Consent, which has been acknowledged by us, and modifies Sprint PCS' rights and remedies under our management agreement, for the benefit of the existing and future holders of indebtedness under our senior secured credit facility and any refinancing thereof.

The Senior Secured Consent provides for the following:

  . Sprint PCS' consent to the pledge of substantially all of our assets, including our rights in the Sprint PCS agreements;
  . that the Sprint PCS agreements may not be terminated by Sprint PCS until our senior secured credit facility is satisfied in full pursuant to the terms of the Senior Secured Consent, unless our subsidiaries or assets are sold to a purchaser who does not continue to operate the business as a Sprint PCS network, which sale requires the approval of the administrative agent, Toronto Dominion (Texas), Inc.;
  . for Sprint PCS to maintain 10MHz of PCS spectrum in all of our markets until our senior secured facility is satisfied or our operating assets are sold after our default under our senior secured credit facility;
  . for redirection of payments due to us under the management agreement from Sprint PCS to the administrative agent during the continuation of our default under our senior secured credit facility;
  . for Sprint PCS and the administrative agent to provide to each other notices of default by us under the Sprint PCS management agreement and senior secured credit facility, respectively;
  . the ability to appoint interim replacements, including Sprint PCS or a designee of the administrative agent, to operate our portion of the Sprint PCS network under the Sprint PCS agreements after an acceleration of our senior secured credit facility or an event of termination under the Sprint PCS agreements;
  . subject to certain requirements and limitations, the ability of the administrative agent or Sprint PCS to assign the Sprint PCS agreements and sell our assets or the equity interests of our operating subsidiaries to a qualified purchaser that is not a major competitor of Sprint PCS or Sprint, free of the restrictions on assignment and change of control in the management agreement, if our senior secured credit facility has been accelerated after our default; and
  . subject to certain requirements and limitations, that if Sprint PCS enters consent and agreement documents with similarly situated lenders that have provisions that are more favorable to the lender, Sprint PCS will give the administrative agent written notice of the amendments and will amend the Senior Secured Consent in the same manner at the administrative agent's request.

Sprint PCS' Right to Purchase on Acceleration of Amounts Outstanding under our Senior Secured Credit Facility

Subject to the requirements of applicable law, so long as our senior secured credit facility remains outstanding, Sprint PCS has the right to purchase our operating assets or the equity interests of our operating subsidiaries, upon its receipt of notice of an acceleration of our senior secured credit facility, under the following terms:

  . Sprint PCS elects to make such a purchase within 60 days of the acceleration notice or the filing of a bankruptcy petition, whichever is earlier;
  . the purchase price is the greater of an amount equal to 72% of our entire business value or the amount we owe under our senior secured credit facility;
  . if Sprint PCS has given notice of its intention to exercise the purchase right, then the administrative agent is prohibited from enforcing its security interest for a period or 120 days after the acceleration or until Sprint PCS rescinds its intention to purchase, whichever is earlier; and
  . if we receive a written offer that is acceptable to us to purchase our operating assets or the equity interests of our operating subsidiaries after the acceleration, then Sprint PCS has the right to purchase our operating assets or the equity interests of our operating subsidiaries on terms at least as favorable to us as the offer we receive. Sprint PCS must agree to purchase the operating assets or the equity interests of our operating subsidiaries within 14 business days of its receipt of the offer, on acceptable conditions, and in an amount of time acceptable to us.

Sale of Operating Assets or the Interests of Our Operating Subsidiary to Third Parties

If Sprint PCS does not purchase our operating assets or the equity interests of our operating subsidiaries after an acceleration of the obligations under our senior secured credit facility, then the administrative agent may sell the operating assets or equity interests. Subject to the requirements of applicable law (including the law relating to foreclosures of security interests), the administrative agent has two options:

  . to sell the assets or equity interests to an entity that satisfies the following requirements to be our successor under the Sprint PCS agreements:

     . the entity must not have materially breached any material agreement with Sprint;
     . the entity cannot be one of the competitors named in the Senior Secured Consent;
     . the entity must have the financial ability to perform the Sprint PCS agreements; and
     . the entity must agree to be bound by the terms of the Sprint PCS agreements; or

  .  to sell the assets or equity interests to any third-party provided:

     .  Sprint PCS may terminate the Sprint PCS agreements;
     . such third-party may purchase spectrum from Sprint PCS; and . the purchase agreement transferring the assets or equity interests is consistent with the terms of the Senior Secured Consent.

Regulation Of The Wireless Telecommunications Industry

The FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications systems in the United States.

The FCC has promulgated, and is in the process of promulgating, a series of rules, regulations and policies to, among other things:

  .  grant or deny licenses for PCS frequencies;
  .  grant or deny PCS license renewals;
  .  rule on assignments and/or transfers of control of PCS licenses;
  . govern the interconnection of PCS networks with other wireless and wireline carriers;
  .  establish access and universal service funding provisions;
  . possibly facilitate the offering of calling party pays as an optional wireless service for consumers;
  . possibly permit commercial mobile radio service, commonly referred to as CMRS, spectrum to be used for the transmission of programming material targeted to a limited audience;
  . impose fines and forfeitures for violations of any of the FCC's rules; and . regulate the technical standards of PCS networks.

The FCC prohibits a single entity from having an attributable interest (usually 20% or greater) in broadband PCS, cellular and specialized mobile radio service, or SMR, licenses totaling more than 45 MHz in any urban areas, and 55 MHz in rural areas. Interests held by passive institutional investors, small companies and rural telephone companies are not usually deemed attributable for purposes of this prohibition if such interests do not exceed 40%.

Transfers and Assignments of PCS Licenses

The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a PCS license. Non-controlling interests in an entity that holds a PCS license or operates PCS networks generally may be bought or sold without prior FCC approval. In addition, a recent FCC order requires only post-consummation notification of certain pro forma assignments or transfers of control.

Conditions of PCS Licenses

All PCS licenses are granted for 10-year terms conditioned upon timely compliance with the FCC's build-out requirements. Pursuant to the FCC's build-out requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population within 5 years and to two-thirds of the population within 10 years, and all 10 MHz broadband PCS licensees must construct facilities that offer coverage to at least one-quarter of the population within 5 years or make a showing of "substantial service" within that 5 year period. Rule violations could result in license revocations. The FCC also requires licensees to maintain a certain degree of control over their licenses. The Sprint PCS agreements reflect an alliance that the parties believe meets the FCC requirements for licensee control of licensed spectrum. If the FCC were to determine that the Sprint PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreements as necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the agreements. If the agreements cannot be modified, the agreements may be terminated pursuant to their terms. In addition to revoking the licenses, the FCC could also impose monetary penalties on us.

PCS License Renewal

PCS licensees can renew their licenses for additional 10 year terms. PCS renewal applications are not subject to auctions. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford PCS renewal applicants involved in comparative renewal hearings with a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the PCS renewal applicant has:

   . provided "substantial service" during its license term; and . substantially complied with all applicable laws and FCC rules and policies.

The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal.

Interconnection

The FCC has the authority to order interconnection between commercial mobile radio service, or CMRS, providers (which includes us) and any other common carrier. The FCC has ordered local exchange carriers to provide reciprocal compensation to CMRS providers for the termination of traffic. Under these new rules, we benefit from interconnection agreements negotiated by Sprint PCS for our network with Qwest, SBC, GTE and several smaller independent local exchange carriers. Interconnection agreements are negotiated on a statewide basis. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval.

Other FCC Requirements

The FCC has divided the 120 MHz of spectrum allocated to broadband PCS into six frequency blocks, A through F. Through Sprint PCS, we operate under blocks B, D and E. Broadband PCS providers generally are prohibited from unreasonably restricting resale of their services and from unreasonably discriminating against resellers. These prohibitions on a provider's restriction of resale will expire November 24, 2002 unless the FCC extends them. The FCC recently decided that these prohibitions apply to services and not to equipment such as handsets, whether alone or in bundled packages.

The FCC also adopted rules that require local exchange and most CMRS carriers to program their networks to allow customers to change service providers without changing telephone numbers, which is referred to as service provider number portability. Most CMRS carriers are required to implement nationwide roaming by November 24, 2002 as well. The FCC currently requires most CMRS providers to be able to deliver calls from their networks to ported numbers anywhere in the country, and to contribute to the Local Number Portability Fund.

The FCC has adopted rules permitting broadband PCS and other CMRS providers to provide wireless local loop and other fixed services that would directly compete with the wireline services of local exchange carriers, or LECs. In June 1996, the FCC adopted rules requiring broadband PCS and other CMRS providers to implement enhanced emergency 911 capabilities by October 1, 2001. Further waivers of the enhanced emergency 911 capability requirements may be obtained by individual carriers by filing a waiver request.

On June 10, 1999, the FCC initiated a regulatory proceeding seeking comment from the public on a number of issues related to competitive access to multiple-tenant buildings, including the following:

  . the FCC's tentative conclusion that the Communications Act of 1934, as amended, requires utilities to permit telecommunications carriers access to rooftop and other rights-of-way in multiple tenant buildings under just, reasonable and nondiscriminatory rates, terms and conditions; and
  . whether building owners that make access available to a telecommunications carrier should be required to make access available to all other telecommunications carriers on a nondiscriminatory basis, and whether the FCC has the authority to impose such a requirement.

This proceeding could affect the availability and pricing of sites for our antennas and those of our competitors.

Communications Assistance for Law Enforcement Act

The Communications Assistance for Law Enforcement Act was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology. The Communications Assistance Act requires telecommunications carriers, including us, to modify their equipment, facilities, and services to allow for authorized electronic surveillance based on either industry or FCC standards. In 1997, industry standard-setting organizations developed interim standards for wireline, cellular, and broadband PCS carriers to comply with the Communications Assistance Act. In August 1999, the FCC supplemented the interim industry standards with additional standards. For interim industry standards, the deadline for compliance was June 30, 2000, and for the additional standards established by the FCC, the deadline is September 30, 2001. Due to required hardware changes that have not yet been developed and implemented by switch manufacturers, we have joined with Sprint PCS to request an extension of time for compliance with these requirements. We may be granted extensions for compliance, or we may be subject to penalties if we fail to comply, including being assessed fines or having conditions put on our licenses.

Other Federal Regulations

Wireless systems, which we use in the provision of our services, must comply with certain FCC and FAA regulations regarding the siting, lighting and construction of transmitter towers and antennas. The FCC also requires that aggregate radio wave emissions from every site location meet certain standards. Although we believe that our existing networks meet these standards, a site audit may reveal the need to reduce or modify emissions at one or more sites. This would increase our costs and have a material adverse affect on our operations. In addition, these regulations will also affect site selection for new network build-outs and may increase the costs of building out our network. The increased costs and delays from these regulations may have a material adverse affect on our operations. In addition, certain FCC environmental regulations may cause certain cell site locations to become subject to regulation under the National Environmental Policy Act. The FCC is required to implement this statute by requiring carriers to meet certain land use and radio frequency standards.

Review of Universal Service Requirements

The FCC and the states are required to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. Sprint PCS is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that Sprint PCS' contribution to the federal universal service program is a variable percentage of interstate end-user telecommunications revenues and is approximately 6.8% for the second quarter of 2001. Although many states are likely to adopt a similar assessment methodology for intrastate revenues, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. At the present time it is not possible to predict the extent of the Sprint PCS total federal and state universal service assessments or its ability to recover from the universal service fund.

Partitioning; Disaggregation

The FCC has modified its rules to allow broadband PCS licensees to partition their market areas and/or to disaggregate their assigned spectrum and to transfer partial market areas or spectrum assignments to eligible third parties.

Wireless Facilities Siting

States and localities are not permitted to regulate the placement of wireless facilities so as to prohibit the provision of wireless services or to discriminate among providers of such services. In addition, as long as a wireless system complies with the FCC's rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. The FCC is considering numerous requests for preemption of local actions affecting wireless facilities siting.

Equal Access

Wireless providers are not required to provide equal access to common carriers for toll services. However, the FCC is authorized to require unblocked access to toll carriers subject to certain conditions.

State Regulation of Wireless Service

Section 332 of the Communications Act preempts states from regulating the rates and entry of CMRS providers. However, states may petition the FCC to regulate such providers and the FCC may grant such petition if the state demonstrates that:

  . market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory; or
  .  when CMRS is a replacement for landline telephone service within the state.

To date, the FCC has granted no such petition. To the extent we provide fixed wireless service, we may be subject to additional state regulation.

RISK FACTORS

We have substantial debt which we may not be able to service and which could adversely affect our financial health and prevent us from fulfilling our obligations under the senior discount notes

We have entered into an amended and restated credit agreement with Toronto Dominion (Texas), Inc. and GE Capital Corporation to provide a senior secured credit facility with an aggregate commitment of $140.0 million. Under our current business plan, we expect to incur substantial additional indebtedness before achieving break-even operating cash flow, including $140.0 million of borrowings under the senior secured credit facility in addition to the $300.0 million of principal amount at maturity of our senior discount notes currently outstanding.

Our ability to make payments on our debt depends upon our future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. If we are unable to pay our debts as they become due, it is likely that all of our indebtedness would become accelerated and our lenders, or Sprint PCS by virtue of its right to purchase our obligations under the senior secured credit facility upon an acceleration of our debt, would control our assets.

If we do not meet all of the conditions required under the senior secured credit facility, we may not be able to draw down all of the funds under such facility and, as a result, we may not be able to complete the build-out of our network which may result in the termination of the Sprint PCS agreements and we would no longer be able to offer Sprint PCS products and services or conduct our business as it is presently conducted

Our senior secured credit facility provides for aggregate borrowings of $140.0 million. Borrowings under the senior secured credit facility are subject to our meeting all of the borrowing conditions specified in the financing documents.

The amended and restated credit agreement for the senior secured credit facility provides that funding at each funding date will be subject to certain conditions, including the following:

  .  the absence of any default or event of default;
  . the continuing accuracy of all other representations and warranties; and . no material adverse change.

If these conditions are not satisfied at each funding date, our senior lenders are not required to lend any or all of the remaining amounts, and if other sources of funds are not available, we may not have sufficient funds to complete the build-out of our network. If we do not have sufficient funds to complete our network build-out, we may be in breach of the Sprint PCS agreements and in default under our senior secured credit facility.

If we default under our senior secured credit facility or the indenture, our lenders may declare our debt immediately due and payable and result in our lenders controlling our assets and the termination of the Sprint PCS Agreements

Our senior secured credit agreement and the indenture require that we comply with specified financial ratios, performance covenants and not be in breach of our Sprint PCS agreements. If we were to breach our Sprint PCS agreements or fail to comply with the covenants in either the indenture or the senior secured credit agreement, our lenders may accelerate all of our obligations under both the senior secured credit facility and the senior discount notes. If this were to occur, we would be unable to pay our all of our debts and our lenders would acquire control of our assets, subject to Sprint PCS' right to purchase amounts outstanding under our senior secured credit facility. Further, Sprint PCS may terminate the Sprint PCS agreements and we would no longer be able to offer Sprint PCS products and services or conduct our business as it is presently conducted.

Our indebtedness places restrictions on us which limit our operating flexibility and which will limit our ability to pay principal, interest and liquidated damages on the senior discount notes

The indenture governing the senior discount notes and the senior secured credit agreement impose material operating and financial restrictions on us. These restrictions, subject to ordinary course of business exceptions, may limit our ability to engage in some transactions, including the following:

  .  designated types of mergers or consolidations;
  .  paying dividends or other distributions to our stockholders;
  .  making investments;
  .  selling assets;
  .  repurchasing our common stock;
  .  changing lines of business;
  .  borrowing additional money; and
  .  transactions with affiliates.

These restrictions could limit our ability to obtain additional debt financing, repurchase stock, refinance or pay principal or interest on our outstanding debt, consummate acquisitions for cash or debt or react to changes in our operating environment.

An event of default under the senior secured credit facility may prohibit us and our wholly owned subsidiaries which are our guarantors from paying the senior discount notes or the guarantees of the senior discount notes as well as liquidated damages with respect to our failure to file or cause or maintain the effectiveness of certain registration statements with respect to the senior discount notes.

The terms of our convertible preferred stock and related agreements may be adverse to investors' interests

The terms of the convertible preferred stock provide the investor group, led by The Blackstone Group, the right, among other things, to:

  .  designate two members of our board of directors;
  . approve or disapprove certain significant corporate actions and transactions;
  . receive dividends in the form of additional shares of our convertible preferred stock, which may increase and accelerate upon a change in control; and
  . require us to redeem the convertible preferred stock or to force the sale of the company in certain circumstances.

Consequently, the investor group, led by The Blackstone Group, will have a substantial amount of control over the conduct of our business and may make decisions to further its own objectives which may be adverse to investors' interests.

We may need more capital than we currently project to build-out our network and a delay or failure to obtain additional capital could adversely affect our revenues or result in the termination of the Sprint PCS agreements

The build-out of our network will require substantial capital. Additional funds would be required in the event of:

  . significant departures from the current business plan, including any Sprint PCS approved expansion of our territory, whether through acquisitions or the grant of additional licensed territories;
  .  unforeseen delays;
  .  cost overruns;
  .  unanticipated expenses;
  .  regulatory changes;
  . engineering design changes and required technological upgrades; and . other technological risks.

Due to our leveraged capital structure, additional capital may not be available or, if available, may not be obtained on a timely basis and on terms acceptable to us or within limitations permitted under our senior secured credit facility or the covenants with respect to the senior discount notes. Failure to obtain additional capital, should the need for it develop, could result in the delay or abandonment of our build-out and expansion plans. If we do not have sufficient funds to complete our build-out, we may be in breach of our Sprint PCS agreements.

We may not achieve or sustain operating profitability or positive cash flow from operating activities

Our operating history is limited. We initiated commercial operations in our first two markets in December 1999. We expect to incur significant operating losses and to generate significant negative cash flow from operating activities through a portion of 2003 while we develop and construct our network and build our customer base. As we build-out our network and provide services to increasing numbers of customers, the achievement of break-even operating cash flow and our operating profitability will depend upon many factors, including, among others, our ability to market our services, achieve our projected market penetration and manage customer turnover rates. If we do not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, we may not be able to meet our debt service requirements.

If we fail to complete the build-out of our network, or if our build-out is delayed, Sprint PCS may terminate the Sprint PCS agreements, and we would no longer be able to offer the Sprint PCS products and services or conduct our business as it is presently conducted

Our long-term affiliation agreements with Sprint PCS, which we refer to as the Sprint PCS agreements, require us to build our network in accordance with Sprint PCS' technical and coverage requirements. The Sprint PCS agreements also require that we provide network coverage in our initial 15 markets to a specified percentage, ranging from 42% to 88%, of the population by specified dates. In our 22 expansion markets we are required to build-out specified cities and traffic arteries by certain dates. Regulatory changes, engineering design changes and/or required technological upgrades could all affect the number and location of our towers as well as our ability to obtain sufficient rights to meet our build-out requirements. A failure to meet our build-out requirements or if our build-out is delayed for any one of the individual markets in our territory, or to meet Sprint PCS' technical requirements, could constitute a breach of the Sprint PCS agreements and could lead to their termination. If the Sprint PCS agreements are terminated, we would no longer be able to offer Sprint PCS products and services or conduct our business as it is presently conducted.

Buy-out provisions of the Sprint PCS agreements may diminish the valuation of our company in the event of the termination or non-renewal of the Sprint PCS agreements and the market value of our common stock

Provisions of the Sprint PCS agreements could affect the valuation of our company, and could therefore, among other things, lead to a reduction in the market price of our securities and decrease our ability to raise additional capital. In the event the Sprint PCS agreements are terminated, then subject to the requirements of applicable law, Sprint PCS may purchase our operating assets or capital stock for 72% or, in the event of non-renewal, at least 80% of the entire business value which is generally the fair market value of our wireless business valued on a going concern basis as determined by an independent appraiser. To the extent that the appraiser considers the trading price of our common stock as a criteria of the fair market value, such trading price may itself already have been discounted by investors because of this buy-out provision and consequently this buy-out provision may operate to disproportionately reduce the value. In addition, Sprint PCS must approve any change of control of our company and consent to any assignment of the Sprint PCS agreements to another entity. Sprint PCS also has been granted a right of first refusal if we decide to sell our operating assets. We are also subject to a number of restrictions on the transfer of our business including a prohibition on selling our company or our operating assets to a number of identified and as yet to be identified competitors of Sprint PCS or Sprint. These and other restrictions in the Sprint PCS agreements may limit the saleability and/or reduce the value a buyer may be willing to pay for our company or our operating assets and may reduce the entire business value of our company. For further information on the buy-out provisions of the Sprint PCS agreements, see " --The Sprint PCS Agreements--The Management Agreement."

If Sprint PCS fails to perform its obligations under the Sprint PCS agreements resulting in the termination of our strategic relationship with Sprint PCS, we would no longer be able to conduct our business as it is presently conducted

Because we do not own any licenses to operate a wireless PCS network, our ability to offer Sprint PCS products and services on the portion of the Sprint PCS network located within our territory, which we refer to as our network, is dependent on the Sprint PCS agreements remaining in effect and not being terminated. The Sprint PCS agreements can be terminated for breach of any number of material terms. We are also dependent on Sprint PCS' ability to perform its obligations under the Sprint PCS agreements. The termination of the Sprint PCS agreements or if Sprint PCS failed to perform its obligations under the Sprint PCS agreements would severely restrict our ability to conduct our business as it is presently conducted.

If Sprint PCS does not complete the construction of its PCS network, we may not be able to attract and retain customers, which would adversely affect our revenues

Sprint PCS' network may not provide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain our customers. Sprint PCS is creating a PCS network through its own construction efforts and those of its affiliates. Today, neither Sprint PCS nor any other PCS service provider offers PCS services in every area of the United States. Sprint PCS has entered into affiliation agreements similar to ours with companies in other territories pursuant to its nationwide PCS network build-out strategy. Our business and results of operations are dependent on the development and operation of the portions of the Sprint PCS national network located outside our territory, consisting of Sprint PCS' own network and the networks of its other affiliates. Sprint PCS' and its other affiliates' PCS operations may not be successful.

We have a limited operating history and if we do not successfully manage our anticipated rapid growth, we may not be able to complete our network by our target date, if at all, which may result in the termination of the Sprint PCS agreements, and we would no longer be able to offer Sprint PCS products and services or conduct our business as it is presently conducted

Our performance as a PCS provider will depend on our ability to successfully manage the network build-out process, attract and retain customers, implement operational and administrative systems, expand our base of employees and train and manage our employees, including engineering, marketing and sales personnel. As of December 31, 2000, we had launched Sprint PCS service in eighteen markets covering approximately 3,487,000 residents. In other portions of our territory we have not yet completed our site acquisition and cell site engineering, nor have we commenced construction of portions of our network. We will require additional expenditures of significant funds for the continued development, construction, testing, deployment and operation of our network. These activities are expected to place significant demands on our managerial, operational and financial resources.

If we fail to meet the technical standards described in the Sprint PCS agreements, Sprint PCS may terminate the Sprint PCS agreements and purchase our operating assets or capital stock at a discount, and we would no longer be able to offer Sprint PCS products and services or conduct our business as it is presently conducted

The Sprint PCS agreements require us to build-out our network in accordance with Sprint PCS' technical requirements. Sprint PCS can, at any time with at least 30 days' prior notice to us, adjust the technical requirements for the network. A failure to meet these technical requirements would constitute a breach of the Sprint PCS agreements and could lead to their termination. If the Sprint PCS agreements are terminated, we may be required to sell our operating assets or capital stock at a price equal to 72% of our entire business value. In addition, we would no longer be able to offer Sprint PCS products and services or conduct our business as it is presently conducted.

The inability to use Sprint PCS' back office services and third-party vendors' back office systems could disrupt our business resulting in a loss of our customers and an increase in our operating expenses

Our operations could be disrupted if Sprint PCS is unable to maintain and expand its internal support services to support the continued expansion of Sprint PCS' business. These services include customer activation, billing and customer care. Additionally, Sprint PCS has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint PCS' willingness to continue to offer such services to us and to provide these services at competitive rates. The Sprint PCS agreements provide that, upon nine months prior written notice, Sprint PCS may elect to terminate any such service. If Sprint PCS terminates a service for which we have not developed a cost-effective alternative, our operating costs may increase beyond our expectations and impact our results of operations.

We depend on other telecommunications companies for certain services, which if delayed could delay our planned network build-out, our planned addition of customers and our planned increase in revenues

We depend on other telecommunications companies to provide facilities and transport to interconnect portions of our network and to connect our network with the landline telephone system. Qwest, SBC and GTE are our primary suppliers of facilities and transport. Without these services, we could not offer Sprint PCS services to our customers in certain areas.

From time to time we have experienced delays in obtaining facilities and transport from these companies and we may continue to experience delays in the future. If this happens, our build-out plans could be affected and our business may suffer.

Sprint PCS may make business decisions that would not be in our best interests which may adversely affect our relationships with our customers, increase our expenses and/or decrease our revenues

Sprint PCS, under the Sprint PCS agreements, has a substantial amount of control over the conduct of our business. Accordingly, Sprint PCS may make decisions that adversely affect our business, such as the following:

  . Sprint PCS could price its national plans based on its own objectives and could set price levels that may not be economically sufficient for our business;
  . Sprint PCS could decide not to renew the Sprint PCS agreements or to no longer perform its obligations, which would severely restrict our ability to conduct our business;
  . Sprint PCS could change the per-minute rate for Sprint PCS roaming fees and raise the costs for Sprint PCS to perform back office services;
  . Sprint PCS may withhold its consent and prohibit us from selling non-Sprint PCS approved equipment;
  . Subject to limitations under the Sprint PCS agreements, Sprint PCS may alter its network and technical requirements or request that we build-out additional areas within our territory, which could result in increased equipment and build-out costs or in Sprint PCS terminating the Sprint PCS agreements; and
  . Sprint or Sprint PCS could make decisions which could adversely affect the Sprint and Sprint PCS brand names, products or services.

We may not receive as much Sprint PCS roaming revenue as we anticipate and our non-Sprint PCS roaming revenue is likely to be low, adversely affecting our revenues, and we may have higher payments to Sprint PCS for usage by our customers of the Sprint PCS network than we anticipate

We are paid a fee from Sprint PCS or a Sprint PCS affiliate for every minute a Sprint PCS subscriber based outside of our territory uses our network. Similarly, we pay a fee to Sprint PCS or a Sprint PCS affiliate for every minute that a Sprint PCS subscriber based in our territory, which we refer to as our customer, uses the Sprint PCS network outside our territory. Sprint PCS roaming occurs whenever a Sprint PCS subscriber uses a portion of the Sprint PCS network outside of the subscribers' assigned calling area. Our customers may use the Sprint PCS network outside our territory more frequently than we anticipate and Sprint PCS subscribers from outside our territory may use our network less frequently than we anticipate. Sprint PCS could also change the current fee for each Sprint PCS roaming minute billed. As a result, we may receive less Sprint PCS roaming revenue attributable to the use of our network by Sprint PCS subscribers who are not our customers than we anticipate or we may have to pay more Sprint PCS roaming fees attributable to our customers' usage of portions of the Sprint PCS network other than our network than we anticipate.

A portion of our revenue may be derived from payments by other wireless service providers for use by their subscribers of our network, which we refer to as non-Sprint PCS roaming. However, the technology used in the Sprint PCS network is not compatible with the technology used by certain other systems, which diminishes the ability of other wireless service providers' subscribers to use our network, and Sprint PCS has entered into few agreements that enable customers of other wireless carriers to roam onto the Sprint PCS network. As a result, the non-Sprint PCS roaming revenue that we will receive is likely to be low relative to other wireless service providers. For more information on roaming revenue, see "Business--Roaming Revenue." For further information on the Sprint PCS network technology, see "Business--CDMA Technology."

We may have difficulty in obtaining infrastructure equipment and handsets which are in short supply which could result in delays in our network build-out, disruption of service or loss of customers

If we are not able to acquire the equipment required to build-out our network in a timely manner, we may be unable to provide wireless communications services or to meet the requirements of the Sprint PCS agreements. The demand for the equipment that we require to construct our network is considerable, and manufacturers of this equipment could have substantial order backlogs. Accordingly, the lead time for the delivery of this equipment may be longer than anticipated. In addition, the demand for specific types of handsets is strong and the manufacturers of those handsets may have to distribute their limited supply of products among their numerous customers. Some of our competitors purchase large quantities of equipment and handsets and may have established relationships with the manufacturers. Consequently, they may receive priority in the delivery of equipment and handsets. If we cannot obtain equipment or handsets in a timely manner, we could suffer delays in the build-out of our network, disruptions in service and a reduction in customers.

Sprint PCS' vendor discounts may be discontinued, which would increase our equipment costs and require more capital than we project to build-out our network

We intend to purchase our infrastructure equipment under Sprint PCS' vendor agreements that include significant volume discounts. If Sprint PCS were unable to continue to obtain vendor discounts for its affiliates, the loss of vendor discounts would increase our equipment costs.

The failure of our vendors, consultants or contractors to perform their obligations may delay the build-out of our network which may lead to a breach of the Sprint PCS agreements

The failure by any of our vendors, consultants or contractors to fulfill their contractual obligations to us could materially delay the build-out of our network. As of December 31, 2000, we have a remaining commitment to purchase $6.7 million of equipment from Lucent and to purchase $18.7 million of equipment and services from Nortel which subsequent to year-end was reduced by $2.5 million and $6.1 million, respectively. We have also committed to purchase required equipment from Nortel related to certain expansion markets which may be granted to us by Sprint PCS. We have retained other consultants and contractors, and expect to retain additional consultants and contractors, to assist in the design and engineering of our systems, to construct cell sites, switch facilities and towers, to lease cell sites from and to deploy our network systems, and we will continue to be significantly dependent upon them in order to fulfill our build-out obligations.

We may not be able to compete with larger, more established wireless providers who have the resources to competitively price their products and services which could impair our ability to attract customers

Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors. We compete in each of our markets with two cellular providers, both of which have their infrastructure in place and have been operational for a number of years. They have significantly greater financial and technical resources than we do and could offer more attractive pricing options. We expect that existing cellular providers will upgrade their systems and provide expanded, digital services to compete with the Sprint PCS products and services that we offer. These cellular providers generally require their customers to enter into long-term contracts, which may make it more difficult for us to attract customers away from them. Sprint PCS generally does not require its subscribers to enter into long-term contracts, which may make it easier for other wireless providers to attract Sprint PCS subscribers away from Sprint PCS. We will also compete with one or more PCS providers, other wireless providers and other communications companies in certain of our markets. While Sprint PCS has licenses covering 30 MHz of spectrum throughout most of our territory, it has licenses covering only 10 MHz or 20 MHz in parts of Illinois. Some of our competitors will have access to more licensed spectrum in parts of Illinois where we offer service and therefore provide greater network call volume capacity than our network when network usage begins to reach or exceed the capacity of our licensed spectrum. The inability to accommodate increases in call volume capacity results in more dropped or disconnected calls. In addition, any competitive difficulties that Sprint PCS may experience could also harm our competitive position and success. For further information on the Sprint PCS licensed spectrum in our markets, see "Business--Markets"

Our services may not be broadly used and accepted by consumers which could have an adverse effect on our results of operations

PCS systems have a limited operating history. The extent of potential demand for PCS in our markets cannot be estimated with any degree of certainty. If we are unable to establish and successfully market PCS, we may not be able to attract and retain customers in sufficient numbers to operate our business successfully.

There is no uniform signal transmission technology and the technology used on our network may become obsolete thereby substantially increasing our equipment expenditures to replace it

The wireless telecommunications industry is experiencing significant technological change and evolving industry standards. We employ a digital wireless communications technology selected by Sprint PCS for its network. This selected technology, code division multiple access, known as CDMA, is relatively new. CDMA may not provide the advantages expected by Sprint PCS. In addition to CDMA, there are two other principal signal transmission technologies: time division multiple access, or TDMA, and global system for mobile communications, or GSM. None of the signal transmission technologies are compatible with each other. If one of these technologies, or another technology, becomes the preferred industry standard, we would be at a competitive disadvantage and competitive pressures may require Sprint PCS to change its digital technology which, in turn, may require us to make changes in our network equipment at substantially increased costs. We may not be able to respond to such pressures and implement new technology on a timely basis, or at an acceptable cost.

Our projected build-out plan does not cover all of our territory, which could make it difficult to maintain a profitable customer base

Our projected build-out plan does not cover all areas of our territory. Upon completion of our projected build-out plan, we expect to cover approximately 67% of the residents in our territory. As a result, our build-out plan may not adequately serve the needs of the potential customers in our territory or attract enough customers to operate our business successfully. Accordingly, we may have to cover a greater percentage of our territory than we anticipate, which we may not have the financial resources to complete or may be unable to do profitably.

Parts of our territory have limited licensed spectrum, and this may affect the quality of our service or, in the event of termination of the Sprint PCS agreements, restrict our ability to purchase spectrum licenses from Sprint PCS in those areas, which would place us at a competitive disadvantage

While Sprint PCS has licenses covering 30 MHz of spectrum throughout most of our territory, it has licenses covering only 10 MHz or 20 MHz in parts of Illinois. In the future, as the number of our customers in those areas increases, this limited licensed spectrum may not be able to accommodate increases in call volume and may lead to more dropped calls than in other parts of our territory. If Sprint PCS were to terminate the Sprint PCS agreements, Sprint PCS would have no obligation to sell us spectrum licenses in areas where Sprint PCS owns less than 20 MHz of spectrum. Accordingly, it is likely that we would be unable to operate our business in certain portions of Illinois.

If Sprint PCS subscribers are not able to roam efficiently onto other wireless networks, prospective subscribers could be deterred from subscribing to Sprint PCS services and thereby reduce our anticipated revenues and customers

The Sprint PCS network, of which we form a part, operates at a different frequency and uses a different signal transmission technology than analog cellular and other digital systems. To access another provider's analog cellular, TDMA or GSM digital systems when outside the territory served by the Sprint PCS network, a Sprint PCS subscriber is required to utilize a dual-band/dual-mode handset compatible with that provider's system. Generally, because dual-band/dual-mode handsets incorporate two radios rather than one, they are more expensive and may be larger and heavier than single-band/single-mode handsets. The Sprint PCS network does not allow for call hand-off between the Sprint PCS network and another wireless network, thus requiring a subscriber to end a call in progress on the Sprint PCS network and initiate a new call when outside the territory served by the Sprint PCS network. In addition, the quality of the service provided by a network provider during a roaming call may not be the same as the quality of the service provided by the Sprint PCS network. The price of a roaming call may not be competitive with prices of other wireless companies for roaming calls, and Sprint PCS subscribers may not be able to use Sprint PCS' advanced features, such as voicemail notification, while roaming.

Non-renewal or revocation by the FCC of the Sprint PCS licenses would significantly harm our business because we would no longer be able to provide service

We do not own any licenses to operate a wireless network. We are dependent on Sprint PCS' licenses, which are subject to renewal and revocation. Sprint PCS' licenses in our territory will begin to expire in 2007 but may be renewed for additional ten year terms. There may be opposition to renewal of Sprint PCS' licenses upon their expiration and the Sprint PCS licenses may not be renewed. The FCC has adopted specific standards that apply to PCS license renewals. Failure by Sprint PCS to comply with these standards in our territory could cause revocation or forfeiture of the Sprint PCS licenses for our territory or the imposition of fines on Sprint PCS by the FCC.

If Sprint PCS does not maintain control over its licensed spectrum, the Sprint PCS agreements may be terminated which would result in our inability to provide service

The FCC requires that licensees like Sprint PCS maintain control of their licensed spectrum and not delegate control to third-party operators or managers like us. Although the Sprint PCS agreements reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot assure you that the FCC will agree with us. If the FCC were to determine that the Sprint PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the Sprint PCS agreements to comply with applicable law. If we cannot agree with Sprint PCS to modify the Sprint PCS agreements, they may be terminated. If the Sprint PCS agreements are terminated, we would no longer be a part of the Sprint PCS network and we would have extreme difficulty in conducting our business.

The loss of our officers and skilled employees that we depend upon to operate our business could reduce our ability to offer Sprint PCS products and services and impair our financial performance

The loss of one or more key employees could impair our ability to offer Sprint PCS products and services. Our business is managed by a small number of executive officers. We believe that our future success will also depend in large part on our continued ability to attract and retain highly qualified technical and management personnel. We believe that there is and will continue to be intense competition for qualified personnel in the PCS equipment and services industry as the PCS market continues to develop. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel.

Unauthorized use of our network could disrupt our business and increase our costs of network operations

We will likely incur costs associated with the unauthorized use of our network, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraud impacts interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for unbillable fraudulent roaming. Although we believe that we have implemented appropriate controls to minimize the effect to us of fraudulent usage, we cannot assure you that we will be successful.

Expanding our territory may have a material adverse effect on our business and reduce the market value of our notes, warrants and common stock

As part of our strategy, we may expand our territory through the grant of additional markets from Sprint PCS or through acquisitions of other Sprint PCS affiliates. These transactions may require the approval of Sprint PCS and commonly involve a number of risks, including:

  .  difficulty of assimilating acquired operations and personnel;
  .  diversion of management attention;
  .  disruption of ongoing business;
  .  inability to retain key personnel;
  . inability to successfully incorporate acquired assets and rights into our service offerings;
  . inability to maintain uniform standards, controls, procedures and policies; and
  .  impairment of relationships with employees, customers or vendors.

Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on our business. In connection with these transactions, we may also need to issue additional equity securities, incur additional debt or incur significant amortization expenses related to goodwill and other intangible assets.

Our certificate of incorporation and by-laws include provisions that may discourage, delay and/or restrict any sale of our operating assets or common stock to the possible detriment of our stockholders

Provisions of our certificate of incorporation and by-laws could operate to discourage, delay or make more difficult a change in control of our company. Our certificate of incorporation, which contains a provision acknowledging the terms of the Sprint PCS agreements and a consent and agreement pursuant to which Sprint PCS may buy our operating assets, has been duly authorized and approved by our board of directors and our stockholders. This provision is intended to permit the sale of our operating assets pursuant to the terms of the Sprint PCS agreements or a consent and agreement with our lenders without further stockholder approval. These restrictions, in addition to the restrictions in the Sprint PCS agreements could, among other things, discourage, delay or make more difficult any sale of our operating assets or common stock. This could have a material adverse effect on the value of our operating assets and common stock and could reduce the price of our company in the event of a sale.

We may experience a high rate of customer turnover, which would increase our costs of operations and reduce our revenue and prospects for growth

Our efforts to minimize customer turnover may not be successful. As a result of customer turnover, we lose the revenue attributable to such customers and increase our costs of establishing and growing our customer base. The PCS industry has experienced a higher rate of customer turnover as compared to cellular industry averages. The rate of customer turnover may be the result of one or more of the following factors, several of which are not within our ability to address:

  .  extent of network coverage;
  . reliability issues such as blocked calls, dropped calls and handset problems;
  .  non-use of phones;
  .  change of employment;
  . non-use of customer contracts by PCS providers and the use of contracts by other wireless providers;

  .  lack of affordability;
  .  customer care concerns; and
  .  other competitive factors.

Wireless providers offering services based on lower cost structures or alternative technologies may reduce demand for PCS and reduce our revenue because of their ability to provide services at lower prices or their use of more popular technologies

The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. There is also uncertainty as to the extent of customer demand as well as the extent to which airtime and monthly recurring charges may continue to decline. As a result, our future prospects and those of the industry, and the success of PCS and other competitive services, remain uncertain.

We may not be able to respond to the recent trend in the consolidation of the wireless communications industry, or compete with potential acquirers for acquisitions, which could result in a reduction of our subscribers or a decline in prices for our products and services

There has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, mergers and acquisitions. Several large competitors already exist, such as AT&T Wireless with over 15.2 million subscribers, Cingular Wireless, the recent combination of the wireless assets of BellSouth and SBC, with over 20.0 million subscribers and Verizon Wireless, the recent partnership of Bell Atlantic-GTE and Vodafone AirTouch, with over 27.5 million subscribers. We may not be able to respond to pricing pressures that may result from a consolidation in our industry, which could result in a reduction of new subscribers and cause market prices for our products and services to decline in the future. Also, if we expand our operations through acquisitions, we will compete with other potential acquirers, some of which may have greater financial or operational resources than us.

Regulation by government agencies may increase our costs of providing service or require us to change our services which could impair our financial performance

The licensing, construction, use, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated to varying degrees by the FCC, the Federal Aviation Administration, generally referred to as the FAA, and, depending on the jurisdiction, state and local regulatory agencies and legislative bodies. Adverse decisions regarding these regulatory requirements could negatively impact our operations and cost of doing business.

Use of hand-held phones may pose health risks which could result in the reduced use of our services or liability for personal injury claims

Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation.

ITEM 2.  PROPERTIES.

We lease our principal executive offices at 1900 East Golf Road, Suite 900, Schaumburg, Illinois 60173 as well as administrative office space at 121 West First Street, Suite 200, Geneseo, Illinois 61254. We also lease space in 24 locations in our territory, primarily for our Sprint PCS stores, project offices and switching centers. As of December 31, 2000, we leased space on 263 towers and owned 74 towers. We believe our leased property is in good operating condition and is currently suitable and adequate for our business operations.


ITEM 3.  LEGAL PROCEEDINGS.

We are not aware of any pending legal proceedings against us which, individually or in the aggregate, are likely, in the opinion of management, to have a material adverse effect on our financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

We are a privately held corporation. There is no public trading market for our common stock.

As of March 29, 2001, there were seven holders of our common stock, 17 holders of our Series A-1 Convertible Participating Preferred stock and 11 holders of our Series A-2 Convertible Participating Preferred stock.

Payment of cash dividends is restricted under the instruments governing our indebtedness. We have not paid cash dividends and do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sale of Securities

Set forth below is a description of our recent sales of unregistered securities.

On December 28, 2000, we issued 14,000,000 shares of Series A-2 Convertible Participating Preferred Stock at a purchase price of $5.00 per share for aggregate proceeds of $70.0 million less approximately $4.2 million in underwriting discounts, commissions and other offering expenses. The terms pursuant to which the Preferred Stock is convertible into common stock are set forth in Note 13 to our audited consolidated financial statements. The purchasers of the Series A-2 Convertible Participating Preferred Stock and the amount purchased are listed in the table below.

        Name of Purchaser                              Number of Shares
        -----------------                              ----------------
        Blackstone iPCS L.L.C.                                1,564,346
        Blackstone / iPCS Capital Partners, L.P.              4,455,654
        Blackstone Communications Partners I, L.P.            5,180,000
        TCW/Crescent Mezzanine Partners II, L.P.              1,126,851
        TCW/Crescent Mezzanine Trust II                         273,149
        TCW Leveraged Income Trust, L.P.                        186,660
        TCW Leveraged Income Trust II, L.P.                     186,660
        TCW Leveraged Income Trust IV, L.P.                     186,680
        TCW/Shared Opportunity Fund II, L.P.                    140,000
        Shared Opportunity Fund IIB, L.L.C.                     140,000
        TCW/Shared Opportunity Fund III, L.P.                   560,000

The foregoing transaction did not involve any public offering, and the issuance of securities in connection with this transaction was made in reliance on
Section 4(2) under the Securities Act of 1933 (the "Act") and/or Regulation D promulgated under the Act. These sales were made without general solicitation or advertising. The acquirers in this transaction represented their intention to acquire the securities for investment only and not with a view to sell or for sale in connection with any distribution thereof. All acquirers had adequate access, through their relationship with us, to information about us.

We commenced an offering for resale on January 12, 2001 pursuant to a Registration Statement on Form S-1, file no. 333-47682, that was declared effective on January 8, 2001 of (1) 300,000 of our warrants by selling warrantholders and (2) our offer and sale of 2,982,699 shares of our common stock to be issued upon exercise of such warrants. We have not consummated the offering as of the date of this filing. Based upon an exercise price of $5.50 per share of common stock, we registered an aggregate offering price of approximately $16.4 million. As the warrants are not exercisable until on or after July 15, 2001, we have not received any proceeds from the offering. As the effective date of this registration was subsequent to the end of the current reporting period, no expense information is required to be provided.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data presented below under the captions "Statement of Operations Data," and "Balance Sheet Data," have been derived from the consolidated balance sheets at December 31, 2000 and December 31, 1999 and the related statements of operations for the year ended December 31, 2000 and the period from inception to December 31, 1999 and the notes appearing elsewhere herein.

It is important that you also read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements for the periods ended December 31, 2000 and 1999, the related notes and the independent auditors' report.

                                                                       For the Period from
                                                                 January 22, 1999 (date of
                                            For the Year Ended          inception) through
                                             December 31, 2000           December 31, 1999
                                             -----------------           -----------------
                                                (in thousands, except per share data)
Statement of Operations Data:
Revenues:
   Service revenues                                 $   20,623                    $     71
   Equipment and other                                   3,355                         144
                                                    ----------                    --------
     Total revenues                                     23,978                         215

Operating Expenses:
   Cost of service                                      17,026                       1,695
   Cost of equipment                                    10,462                         484
   Selling                                              12,883                         778
   General and administrative                           22,098                       1,520
   Depreciation and amortization                         8,609                         381
                                                    ----------                    --------
     Total operating expenses                           71,078                       4,858

Loss from operations                                   (47,100)                     (4,643)

Other income (expense)                                  (7,572)                        263
                                                    ----------                    --------
Loss before extraordinary item                         (54,672)                     (4,380)

Extraordinary item - loss on early
   extinguishment of debt                               (1,485)                          -
                                                    ----------                    --------
Net loss                                               (56,157)                     (4,380)
Net loss available to common stockholders           $ (104,507)                   $ (4,380)



Other Data:
   Pro forma basic and diluted net loss per         $    (2.33)                   $  (0.10)
   share of common stock (1)
   Number of subscribers at end of period               46,773                       1,981


                                             December 31, 2000           December 31, 1999
                                             -----------------           -----------------
                                               (in thousands, except per share data)
Balance Sheet Data:
   Cash and cash equivalents                          $165,958                     $ 2,733
   Property and equipment, net                         126,803                      39,106
   Total assets                                        328,575                      44,843
   Long-term debt                                      157,581                      27,571
   Total liabilities                                   201,777                      35,723
   Redeemable preferred stock                          114,080                           -
   Equity                                               12,718                       9,120


(1) Pro forma basic and diluted net loss per share of common stock is computed by dividing net loss available to common stockholders by the assumed number of common shares outstanding as if the reorganization had occurred upon the inception of Illinois PCS, LLC.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

This annual report on Form 10-K contains statements about future events and expectations, which are "forward-looking statements." Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. The statements include:

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Specific factors that might cause such a difference include, but are not limited to:

       .    our dependence on our affiliation with Sprint PCS;
       .    the need to successfully complete the build-out of our network;
       .    our lack of operating history and anticipation of future losses;
       .    our dependence on Sprint PCS' back office services;
       .    potential fluctuations in our operating results;
       .    our potential need for additional capital;
       .    our potential inability to expand our services and related products in the event of substantial increases in demand for the services and related products;
       .    our competition; and
       .    our ability to attract and retain skilled personnel.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described herein and in other documents we have filed and will file from time to time with the Securities and Exchange Commission.

Overview

On January 22, 1999 we entered into the Sprint PCS agreements whereby we became the exclusive Sprint PCS affiliate with the right to market 100% digital, 100% PCS wireless products and services under the Sprint and Sprint PCS brand names in 15 markets in Illinois and Iowa. In March 2000, the Sprint PCS agreements were amended to add 20 additional markets to our territory, increasing our total population from 2.8 million to 7.0 million. In addition, we were granted the option to add to our territory the Iowa City and Cedar Rapids, Iowa markets and to purchase from Sprint PCS related assets in those markets. We exercised this option on January 10, 2001 and closed on the purchase of the assets on February 28, 2001. These markets have a total population of approximately 406,000 bringing our total number of markets to 37 with a total population of approximately 7.4 million.

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

Under the Sprint PCS agreements, we contract with Sprint PCS to provide back office services such as customer activation, billing, collections and customer care. We currently purchase these services from Sprint PCS to take advantage of Sprint PCS' economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements. The cost for these services is primarily calculated on a per customer and per transaction basis and is recorded as an operating expense. Sprint PCS may change the cost for these services once in every 12-month period. The Sprint PCS agreements also provide that with nine months prior written notice, Sprint PCS may terminate offering any service. If Sprint PCS were to terminate a service for which we have not yet developed a cost-effective alternative, our operating costs may increase beyond our expectations and negatively impact our results of operations. It is not possible, however, to estimate with certainty the extent of any increase in our operating costs.

Since the date of inception, we have incurred substantial costs to negotiate the Sprint PCS agreements and our debt financing, to design, engineer and build-out our network and to open our retail stores. We launched service in our first two markets, Bloomington, Illinois and the Quad Cities (Rock Island and Moline, Illinois; and Davenport and Bettendorf, Iowa) in December 1999. During 2000, we launched service in the remaining thirteen markets of our initial territory in Iowa and Illinois as well as three markets in Michigan. As of December 31, 2000, our network in those markets covered approximately 3,487,000 residents, or approximately 75% of a total population of 4,671,000 and we had 46,773 customers. On February 28, 2001, we completed the purchase of the Iowa City and Cedar Rapids, Iowa markets from Sprint PCS, which were previously launched by Sprint PCS. The purchase price of these markets was approximately $31.6 million, which we paid in cash from working capital. These two markets, with a total population of approximately 406,000 residents, had 13,667 subscribers as of January 10, 2001.

For the year ended December 31, 2000, we recorded a net loss of approximately $56.2 million on total revenues of approximately $24.0 million. For the period January 22, 1999 (date of inception) through December 31, 1999, we had $0.2 million in revenues and our net loss was approximately $4.4 million. As of December 31, 2000, our accumulated deficit was approximately $60.5 million and we had incurred approximately $135.1 million of capital expenditures and construction in progress related to the build-out of our network. While we anticipate operating losses to continue, we expect revenue to increase substantially as the number of our customers increase. All costs of start-up and organization activities have been expensed as incurred in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities."

Results of Operations

For the year ended December 31, 2000 compared to the period January 22, 1999 (date of inception) through December 31, 1999

Net loss. For the year ended December 31, 2000, we recorded a loss of approximately $56.2 million on total revenues of approximately $24.0 million. The loss was caused primarily by cost of services exceeding service revenues and costs associated with handset subsidies, selling, general and administrative expense, depreciation and amortization associated with the markets launched in 1999 and 2000. Also in 2000 we recorded the following:

       . an extraordinary loss of approximately $1.5 million on the early extinguishment of debt related to the write-off of the unamortized deferred financing costs of the Nortel credit facility,
       . non-cash compensation expense of approximately $8.5 million and related taxes of approximately $1.6 million associated with the issuance of a 1.5% ownership interest in our predecessor, Illinois PCS, LLC, to our President and Chief Executive Officer,
       . non-cash compensation expense of approximately $2.7 million, which is related to the amortization of the deferred compensation expense associated with the stock options granted in July 2000, and
       . expenses of approximately $1.3 million related to a planned initial public offering of stock that did not occur in 2000.

Our net loss for the period ended December 31, 1999 was approximately $4.4 million and was comprised primarily of network build-out, selling, and general and administrative expenses associated with the preparation of the launch of our initial markets

Service revenues. For the year ended December 31, 2000, service revenue totaled approximately $20.6 million and was comprised of customer revenue of approximately $12.5 million and roaming revenue of approximately $8.1 million. For the period ended December 31, 1999, we had service revenue of approximately $71,000, which included approximately $28,000 of customer revenue and approximately $43,000 of travel and roaming revenue. The number of our subscribers increased from 1,981 at December 31, 1999 to 46,773 at December 31, 2000. For the full year 2000, our average monthly revenue per user, including long distance and roaming revenue, was approximately $103. Without roaming revenue, average monthly revenue per user was approximately $63. Because we only launched our first markets in December 1999, average revenue per user for 1999 is not meaningful.

Equipment and other revenue. Equipment and other revenue from the sale of phones and accessories, net of a sales allowance, totaled approximately $3.4 million for the year ended December 31, 2000. For the period ended December 31, 1999, we had equipment and other revenue of approximately $144,000. Lower revenues in 1999 were attributable to the fact that we had just launched service in December 1999.

Cost of service. Cost of providing service to Sprint PCS customers in our territory totaled approximately $17.0 million and $1.7 million for the year ended December 31, 2000 and the period ended December 31, 1999, respectively. Cost of service includes billing, customer care, network monitoring, cost of operations, fees related to facilities and other transport lines, interconnection fees, Sprint PCS roaming fees, non-Sprint PCS roaming fees and other expenses related to operations. Included in the cost of service expenses for the year ended December 31, 2000 is the 8% collected revenue retained by Sprint PCS in the amount of approximately $0.9 million.

Cost of equipment. Cost of equipment sold for the year ended December 31, 2000 totaled approximately $10.5 million. Cost of equipment expense recorded for the period ended December 31, 1999 was $0.5 million. Because we subsidize the price of handsets for competitive reasons, we expect and have budgeted for the cost of handsets to continue to exceed the retail sales price for the foreseeable future. The increase in costs is substantially due to the increase in new subscribers associated with the launching of sixteen new markets during 2000.

Selling expenses. Selling expenses include advertising and promotional costs, salaries, sales commissions, and expenses related to our distribution channels. For the year ended December 31, 2000, selling expenses totaled approximately $12.9 million compared with approximately $0.8 million for the period ended December 31, 1999. The increase in costs is substantially due to the launching of sixteen new markets during 2000.

General and administrative expenses. General and administrative expenses were approximately $22.1 million for the year ended December 31, 2000 and approximately $1.5 million for the period ended December 31, 1999. Included in general and administrative costs are administrative salaries and bonuses, employee benefit costs, legal fees, insurance expense and other professional service fees. Also included in the year ended December 31, 2000 is non-cash compensation expense and taxes on non-cash compensation expense totaling approximately $12.8 million. Of this amount, approximately $8.5 million was the non-cash compensation expense which related to a one-time charge for the issuance of a 1.5% ownership interest to our President and Chief Executive Officer based on an expected initial public offering price and approximately $1.6 million of withholding taxes we have paid in connection with the issuance of this 1.5% ownership interest. The other $2.7 million of non-cash compensation expense is related to the amortization of the deferred compensation expense associated with the stock options granted in July 2000. We did not grant any options during 1999. In addition, we recorded approximately $1.3 million of expenses related to a planned initial public offering of stock that did not occur in 2000. The remaining increase in general and administrative expenses is due to the launching of sixteen new markets during 2000.

Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2000 totaled approximately $8.6 million. We recorded $0.4 million of depreciation and amortization expense for the period ended December 31, 1999. The increase in depreciation and amortization costs is due to assets placed in service for the sixteen markets launched during 2000.

Interest income. For the year ended December 31, 2000, interest income was approximately $3.4 million and was earned on the investment of available funds. For the period ended December 31, 1999, interest income was approximately $0.1 million. Interest income increased due to the investment of the proceeds from the senior discount notes and the sale of the Series A-1 convertible preferred stock in July 2000.

Interest expense. For the year ended December 31, 2000, interest expense was approximately $11.7 million, net of capitalized interest of approximately $3.0 million. In 1999, total interest expense of approximately $0.5 million, which related to our Nortel credit facility, was capitalized. The increase in interest expense in 2000, which related both to the Nortel financing and the senior discount notes, is the result of the higher borrowings.

Gain on tower sales. For the year ended December 31, 2000, 55 towers were sold to American Tower for approximately $14.0 million resulting in a gain of approximately $5.4 million, of which approximately $0.8 million was recognized at the time of the sales and the remainder was deferred and is being amortized as a reduction in rental expense over the initial lease term of ten years for the related towers. For the period ended December 31, 1999, we sold 18 towers for $4.5 million resulting in a gain of approximately $1.9 million of which approximately $0.2 million was recognized and the remainder was deferred.

Extraordinary item. In connection with the refinancing of the Nortel credit facility with the Toronto Dominion and GE Capital Corporation credit facility, we recorded an extraordinary loss on the early extinguishment of debt of approximately $1.5 million in the year ended December 31, 2000 related to the write-off of the unamortized deferred financing costs of the Nortel credit facility.

Income Taxes

We did not record any benefit for federal and state income taxes for the period ended December 31, 1999 because we had elected to be taxed as a partnership prior to our reorganization from a limited liability company into a C corporation holding company structure. Prior to July 12, 2000, the date of the reorganization, the owners of our predecessor limited liability company recorded our tax losses on their own income tax returns. Subsequent to this date, we are accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." No benefit for federal income taxes has been recorded as of December 31, 2000, as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss would have been offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to our losses since inception.

Liquidity and Capital Resources

From the date of inception through July 12, 2000, we financed our operations through an aggregate of $30.0 million of equity contributions from our owners and through financing provided by Nortel. As of July 12, 2000, we had a $48.0 million credit facility with Nortel, of which approximately $40.3 million had been drawn. On July 12, 2000, we closed our offering of 300,000 units consisting of our 14% senior discount notes due 2010 and warrants to purchase 2,982,699 shares of our common stock for gross proceeds of approximately $152.3 million. The Nortel facility was repaid in full with funds from the senior discount notes offering. Also on July 12, 2000, we entered into a definitive agreement with an investor group led by The Blackstone Group pursuant to which we issued $50.0 million of our redeemable convertible preferred stock and received net proceeds of approximately $46.4 million. The agreement included a commitment by the investor group to purchase, subject to certain conditions, an additional $70.0 million of our redeemable convertible preferred stock in the event that we did not complete an offering with gross proceeds of at least $30.0 million prior to December 31, 2000. We did not complete an offering in 2000, and on December 28, 2000, we issued to this same investor group an additional $70.0 million of our redeemable convertible preferred stock, of which we received net proceeds of approximately $65.8 million.

In addition on July 12, 2000, we entered into our new senior secured credit facility (which was documented as an amended and restated credit agreement) with Toronto Dominion (Texas), Inc. and GE Capital Corporation for a $140.0 million senior secured credit facility to replace the Nortel financing. No borrowings could be made under our $140.0 million senior secured credit facility until we made an equity contribution or subordinated loan to our wholly owned subsidiary iPCS Wireless, Inc. of the net proceeds of a $70.0 million equity offering. This condition was satisfied on December 28, 2000 with the sale of $70.0 million of our convertible preferred stock to the investor group as described above. As of February 23, 2001, we entered into an amendment to the senior secured credit facility which included a consent to the purchase from Sprint PCS of certain assets related to the acquisition of the Iowa City and Cedar Rapids, Iowa markets, and which amended certain covenant definitions and requirements.

The senior secured credit agreement provides for two different tranches of borrowings totaling $140.0 million. The Tranche A Commitment provides for borrowings up to $90.0 million and the Tranche B Commitment provides for borrowing up to $50.0 million. On December 29, 2000, we borrowed $25.0 million from the Tranche B Commitment.

Commencing March 31, 2004, and on the last day of each calendar quarter ending during the periods set forth below, the Tranche A commitment as of March 30, 2004 shall be automatically and permanently reduced by the percentage amount set forth below for the quarters indicated:

       .    for the four quarters commencing with the fiscal quarter ending
            March 31, 2004, 2.50% per quarter;
       .    for quarters five through eight 3.75% per quarter;
       .    for quarters nine through sixteen, 6.25% per quarter; and
       .    for the last two quarters, 12.5% per quarter.

Commencing March 31, 2004, we must begin to repay, in quarterly installments, the principal on all borrowings outstanding as of March 30, 2004, made under the Tranche B Commitment. A fixed percentage on all Tranche B borrowings will be due each quarter as follows:

       .    for the first four quarters commencing with the fiscal quarter ending March 31, 2004, 2.50% of the principal balance of the loan is due per quarter;
       .    for quarters five through eight, 3.75% per quarter;
       .    for quarters nine through sixteen, 6.25% per quarter; and
       .    for the last two quarters, 12.5% per quarter.

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

We will have to make mandatory prepayments under certain circumstances, including among others:

       . 50% of our excess annual cash flow as computed under the senior secured credit agreement, commencing April 30, 2004 with respect to the fiscal year ending December 31, 2003;
       . any amount in excess of $1.0 million per calendar year received as net proceeds subject to certain exceptions, to the extent not reinvested in property or assets within a stated period of time;
       . 50% of the net proceeds of any equity issuance by us or any subsidiary excluding the committed issuance of the convertible preferred stock, an initial public offering and any offering to a borrower or guarantor party of a debt issuance by us or any subsidiary excluding permitted indebtedness.

All prepayments described above are applied to the outstanding loan balances pro rata between Tranche A and Tranche B and pro rata across the maturities.

From the date of the senior credit agreement through and including the date on which EBITDA is greater than zero for two consecutive fiscal quarters, we may borrow money at the lessor of either:

       .    a base rate loan with an interest rate equal to 2.75% plus the higher of:
            .    the prime rate of the Toronto-Dominion Bank, New York Branch or
            .    the federal funds effective rate plus 0.5% or
       . a Eurodollar loan with an interest rate equal to the London interbank offered rate, plus 3.75%.

After the date on which EBITDA is greater than zero for two consecutive fiscal quarters, the base rate margin will range from 2.75% to 2.25% and the Eurodollar loan margin will range from 3.75% to 3.25%, depending upon our leverage ratio as of the most recently ended fiscal quarter.

Our new senior secured credit facility will be used to finance capital expenditures, certain acquisitions and investments for working capital needs and other general corporate purposes.

The senior discount notes mature on July 15, 2010, carry a coupon rate of 14%, and provide for interest deferral for the first five years. The senior discount notes will accrete in value at a rate of 14% per annum until July 15, 2005, after which, interest will begin to accrue and will be payable semiannually beginning on January 15, 2006.

We believe that the net proceeds from our sale of senior discount notes, the net proceeds of our private placement of redeemable convertible preferred stock and anticipated borrowings under our senior secured credit facility will be adequate to fund our network build-out, anticipated operating losses, working capital requirements and other capital needs through 2003.

Net cash used in operating activities was approximately $3.9 million from the date of inception through December 31, 1999 and approximately $22.0 million for the year ended December 31, 2000. Cash used in operating activities was primarily attributable to our operating losses partially offset by depreciation and amortization, non-cash interest, non-cash compensation expense and working capital needs.

Net cash used in investing activities was approximately $32.8 million from the date of inception through December 31, 1999 and approximately $82.5 million for the year ended December 2000. The expenditures were related primarily to the purchase of our network infrastructure equipment and the purchase from Sprint PCS of network assets in Michigan, offset somewhat by the proceeds of tower sale leaseback transactions.

Net cash provided by financing activities from the date of inception through December 31, 1999 was approximately $39.5 million and approximately $267.7 million for the year ended December 31, 2000 and consisted primarily of equity contributions, sales of redeemable convertible preferred stock and debt borrowings offset by repayments of debt and debt issuance costs. The significant increase in cash provided by financing activities in 2000 is related to the proceeds from the sale of redeemable convertible preferred stock and the issuance of our senior discount notes offset somewhat by the repayment in full of the Nortel debt of approximately $40.3 million.

In May 1999, we entered into a tower sale and leaseback agreement with American Tower Corporation, whereby, we agreed to construct between 60 and 80 wireless communications towers, sell the towers to American Tower and then lease back tower space from American Tower. The term of the agreement was to expire at the earliest of the final tower sale or December 31, 2000. In November 2000, we signed an amendment to extend the term of the agreement until February 28, 2001. Under the agreement we will receive approximately $250,000 for each tower sold to American Tower and we will pay rent in the amount of $1,100 per month (which increases at an annual rate of 3% per annum) for tower space and no more that $350 per month for each corresponding ground lease.

As of December 31, 2000, we had received approximately $18.5 million related to the sale of 73 towers under this agreement and had incurred an aggregate of approximately $11.5 million of costs to construct such towers. American Tower also provided us with a one-time advance of $2.0 million. This advance was a repayment of American Tower's obligations under the agreement, and as of December 31, 2000, the entire advance was credited ratably toward the purchase price of the fifty-third through sixtieth towers. On January 2, 2001, we completed the terms of the agreement with the eightieth tower sale.

As of December 31, 2000, our primarily source of liquidity is approximately $166.0 million in cash and cash equivalents.

Seasonality

The wireless industry has historically experienced higher customer additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this including:

       .    the primary focus on retail distribution, which is dependent upon the year-end holiday shopping season;
       .    competitive pricing pressures; and
       .    aggressive marketing and promotions initiated during the period.

Inflation

Management believes that inflation has not had, and does not expect inflation to have, a material adverse effect on our results of operations.

Effect of Recently Issued Accounting Pronouncements

On July 8, 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal years beginning after June 15, 2000. Our adoption on January 1, 2001 did not have a material effect on our results of operation, financial position, or cash flows.

In March 2000, the FASB issued Interpretation No.44 ("FIN 44"), "Accounting for Certain Transaction Involving Stock Compensation-an Interpretation of Accounting Principles Board Opinion 25" ("Opinion 25"). FIN 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000; however, certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have an effect on our results of operations, financial position or cash flows.

On December 3, 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. On June 26, 2000, the SEC released SAB 101B, which delayed the required implementation of SAB 101 until no later than the fourth quarter of fiscal years ending on or after December 31, 2000. We adopted SAB 101 in the fourth quarter of 2000. See the notes to our financial statements for further information related to SAB 101.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not engage in commodity futures trading activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that could expose us to market risk.

We are subject to interest rate risk on our senior secured credit facility and any future financing requirements. Our variable rate debt consists of borrowings made under our senior secured credit facility of which we had borrowed $25.0 million as of December 31, 2000. As required under the senior secured credit facility, on January 12, 2001 we entered into an interest rate protection agreement to fix the interest rate of at least 50% of debt that does not have a fixed interest rate. This is a 3-year interest rate cap agreement with a counter party for a notional amount of $12.5 million that caps the three-month floating LIBOR interest rate at 7.25%.

The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our senior secured credit facility based on our projected level of long-term indebtedness:

                                              Years Ending December 31,
                                    ==================================================================================
                                          2001          2002            2003        2004        2005       Thereafter
                                                           (In thousands)
Senior Discount notes: (1)           $   144,428    $   157,334    $   171,393    $186,708    $203,392    $         -
   Fixed interest rate                     14.00%         14.00%         14.00%      14.00%      14.00%         14.00%
   Principal payments                $         -    $         -    $         -    $      -    $      -    $   300,000

Senior Secured Credit facility:(2)   $    50,000    $   140,000    $   140,000    $126,000    $105,000    $         -
   Variable interest rate (3)              10.00%         10.00%         10.00%      10.00%      10.00%         10.00%
   Principal payments                $         -    $         -    $         -    $ 14,000    $ 21,000    $   105,000
---------------------------------------------------------------------------------------------------------------------


(1) The amounts presented represent estimated year-end debt balances under our senior discount notes based on amortizing the discount utilizing the effective interest method over the term of the senior discount notes.

(2) The amounts presented represent estimated year-end debt balances under our $140.0 million senior secured financing based upon a projection of the funds borrowed under that facility pursuant to our current network build-out plan.

(3) Interest rate on our senior secured financing equals the lesser of either:


       .    a base rate loan with an interest rate equal to 2.75% plus the higher of:
            .    the prime rate of the Toronto-Dominion Bank, New York Branch or
            .    the federal fund effective rate plus 0.5%; or
       . a Eurodollar loan with an interest rate equal to the London interbank offered rate plus 3.75%. The London interbank offered rate is assumed to equal 6.25% for all periods presented.

Our primary market risk exposure relates to:

       .    the interest rate risk on our long-term and short-term borrowings;
            and
       . the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants.

We manage the interest rate risk on our outstanding long-term and short-term debt through the use of fixed and variable rate debt and the interest rate cap agreement we entered into pursuant to the requirements under the senior secured credit agreement. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are listed under Item 14 (a) of this annual report and are filed as part of this report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference to pages 78 through 82 of the final prospectus dated January 12, 2001 filed pursuant to Rule 424 (b)(3) which has been filed as exhibit 99.1 to this report.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to pages 83 through 88 of the final prospectus dated January 12, 2001 filed pursuant to Rule 424 (b)(3) which has been filed as exhibit 99.1 to this report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference to pages 89 and 90 of the final prospectus dated January 12, 2001 filed pursuant to Rule 424
(b)(3) which has been filed as exhibit 99.1 to this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference to pages 91 through 93 of the final prospectus dated January 12, 2001 filed pursuant to Rule 424 (b)(3) which has been filed as exhibit 99.1 to this report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Financial Statements
     --------------------

1. The following financial statements are filed with this report on the pages indicated:

                                                                                                Page
          Independent Auditors' Report                                                          F-1
          Consolidated Balance Sheets as of December 31, 2000 and December 31,1999              F-2
          Consolidated Statements of Operations for the year ended December
             31, 2000 and for the period from January 22, 1999 (date of
             inception) to December 31, 1999                                                    F-3
          Consolidated Statements of Redeemable Preferred Stock and Equity for the
             year ended December 31, 2000 and for the period from January 22, 1999
             (date of inception) to December 31, 1999                                           F-4
          Consolidated Statements of Cash Flows for the year ended December
             31,2000 and for the period from January 22, 1999 (date of
             inception) to December 31,1999                                                     F-5
          Notes to Consolidated Financial Statements                                            F-6

2.       Exhibits

2.1 * Contribution Agreement dated as of July 12, 2000 by and among iPCS, Inc. and members of Illinois PCS, LLC.

2.2** Asset Purchase Agreement, dated as of January 10, 2001, by and among Sprint Spectrum L.P. and its subsidiaries Sprint Spectrum Equipment Company, L.P. and Sprint Spectrum Realty Company, L.P., and iPCS Wireless, Inc.

3.1 * Amended and Restated Certificate of Incorporation of iPCS, Inc. as amended.

3.2 *    Amended and Restated Bylaws of iPCS, Inc.

3.3 * Certificate of Designations of the Series A-1 Convertible Participating Preferred Stock.

3.4 *    Certificate of Incorporation of iPCS Wireless, Inc.

3.5 *    Bylaws of iPCS Wireless, Inc.

3.6 *    Certificate of Incorporation of iPCS Equipment, Inc.

3.7 *    Bylaws of iPCS Equipment, Inc.

3.8 Certificate of Designations of the Series A-2 Convertible Participating Preferred Stock.

4.1 *    Specimen Common Stock Certificate.

4.2 * 14% Senior Discount Notes due 2010 Indenture dated as of July 14, 2000 by and among, as issuer iPCS Equipment, Inc. and iPCS Wireless, Inc. as guarantors and CTC Illinois Trust Company, as trustee.

10.1 *Y Sprint PCS Management Agreement, as amended, dated as of January 22, 1999 by and between Sprint Spectrum, LP, SprintCom, Inc., WirelessCo, LP and Illinois PCS, LLC, as amended by Addendum I, Addendum II, Amended and Restated Addendum III and Addendum IV, Addendum V, Addendum VI thereto.

10.2 *Y Sprint PCS Services Agreement dated as of January 22, 1999 by and between Sprint Spectrum, LP and Illinois PCS, LLC.

10.3 *Y Sprint Trademark and Service Mark License Agreement dated as of January 22, 1999 by and between Sprint Communications Company, LP and Illinois PCS, LLP.

10.4 * Sprint Spectrum Trademark and Service Mark License Agreement dated as of January 22, 1999 by and between Sprint Spectrum, LP and Illinois PCS, LLP.

10.5 * Amended and Restated Consent and Agreement dated as of July 12, 2000 by and between Sprint Spectrum, LP, SprintCom, Inc., Sprint Communications Company, LP, WirelessCo, LP, and Toronto Dominion (Texas), Inc. and the lenders party thereto.

10.6 * Amended and Restated Credit Agreement dated as of July 12, 2000 by and between iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, and lenders named therein, Toronto Dominion (Texas), Inc., as administrative agent, and GE Capital Corporation, as syndication agent, for a $140 million credit facility.

10.7 *X  iPCS, Inc. Amended and Restated 2000 Long Term Incentive Plan.

10.8 *X  Amended and Restated Employment Agreement effective as of July 1,
         2000 by and between Illinois PCS, LLC, Timothy M. Yager and iPCS, Inc.

10.9 *X Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, William W. King, Jr. and iPCS, Inc.

10.10 * Warrant for the Purchase of shares of Common stock dated as of July 12, 2000 by and between Sprint Spectrum L.P. and iPCS, Inc.

10.11 * Agreement Regarding Construction, Sale and Leaseback of Towers dated as of May 28, 1999 by and between American Tower Corporation and Illinois PCS, LLC.

10.12 * Lease dated as of June 1, 1999 by and between Gridley Enterprises, Inc. and Illinois PCS, LLC.

10.13 *X Amended and Restated Employment Agreement effective as of July 1,
         2000 by and between Illinois PCS, LLC, Leroy R. Horsman and iPCS, Inc.

10.14 *X Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, Jeffrey Pinegar and iPCS, Inc.

10.15 *X Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, Linda K. Wokoun and iPCS, Inc.

10.16 *X Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, Stebbins B. Chandor, Jr. and iPCS, Inc.

10.17 *X Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, Anthony R. Muscato and iPCS, Inc.

10.18 * Purchase Agreement dated as of July 12, 2000 for $300,000,000, 300,000 units consisting of 14% Senior Discount Notes Due 2010 and warrants to purchase 2,982,699 shares of Common Stock.

10.19 *X Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, Patricia M. Greteman and iPCS, Inc.

10.20 *Y CDMA 1900 SprintCom Additional Affiliate Supply Agreement dated as of May 24, 1999 between Illinois PCS, L.L.C. and Nortel Networks Inc.

10.21 *Y Amendment No. 1 to 1900 CDMA Additional Affiliate Supply Agreement dated as of July 11, 2000 between Illinois PCS, LLC and Nortel Networks Inc.

10.22 * Warrant Registration Rights Agreement dated as of July 12, 2000 by and among iPCS, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and TD Securities Corporation (USA) Inc.

10.23 * Warrant Agreement dated as of July 12, 2000 by and between iPCS, Inc. and ChaseMellon Shareholder Services, L.L.C., as warrant agent.

10.24 * A/B Exchange Registration Rights Agreement dated as of July 12, 2000 by and among iPCS, Equipment, Inc. iPCS Wireless, Inc. and Donaldson Lufkin & Jenrette Securities Corporation and TD Securities (USA) Inc.

10.25 *  Form of Global Notes.

10.26 *  Form of Global Warrants.

10.27 * Investment Agreement dated as of July 12, 2000, by and among iPCS, Inc., Blackstone/iPCS LLC, Blackstone iPCS Capital Partners LP, Blackstone Communications Partners I LP, TCW/Crescent Mezzanine Partners II, LP, TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust LP, TCW Leveraged Income Trust LP II, LP, TCW Leveraged Income Trust IV, LP, TCW Shared Opportunity Fund II, LP, Shared Opportunity Fund IIB, LLC and TCW Shared Opportunity Fund III, LP.

10.28 * Stockholders Agreement dated as of July 12, 2000, by and between iPCS, Inc. and certain of its stockholders.

10.29 * Registration Rights Agreement dated as of July 12, 2000 by and among iPCS, Inc., Blackstone/iPCS, LLC, Blackstone iPCS Capital Partners LP, Blackstone Communications Partners I LP, TCW/ Crescent Mezzanine Partners II, LP, TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust LP, TCW Leveraged Income Trust LP II, LP, TCW Leveraged Income Trust IV, LP, TCW Shared Opportunity Fund II, LP, Shared Opportunity Fund IIB, LLC and TCW Shared Opportunity Fund III, LP.

10.30 * Asset Purchase Agreement, dated as of July 12, 2000, by and among Sprint Spectrum LP, Sprint Spectrum Equipment Company, LP, Sprint Spectrum Realty Company, LP and iPCS Wireless, Inc.

10.31 * Design, Development, Engineering, Construction and Oversight Services Agreement, dated as of February, 1999, by and between Illinois PCS, LLC and Communication Management Specialists.

10.32 * Interim Network Operating Agreement, dated as of July 12, 2000, by and between Sprint Spectrum LP and iPCS Wireless, Inc.

10.33 * Consulting Agreement, dated as of April 20, 1999, by and between WaveLink Engineering and Illinois PCS, LLC.

10.34 *Y Construction and Oversight Services Agreement dated as of September 1, 2000 by and between iPCS Wireless, Inc. and SDS Wireless, Inc.

10.35 *Y Build to Suit Agreement dated as of September 1, 2000 by and between iPCS Wireless, Inc. and Trinity Wireless Towers, Inc.

10.36 * Additional Affiliate Agreement dated as of July 12, 2000 by and between iPCS Wireless, Inc. and Lucent Technologies Inc.

10.37 First Amendment to Amended and Restated Credit Agreement and Consent dated as of February 23, 2001, by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc as guarantors, and lenders named therein and Toronto Dominion (Texas), Inc., as administrative agent.

10.38Y Amendment No. 2 to 1900 CDMA Additional Affiliate Supply Agreement by and among iPCS Wireless, Inc. and iPCS Equipment, Inc. and Nortel Networks Inc.

10.39 Amended and Restated Interim Network Operating Agreement, dated as of March 1, 2001 by and between Sprint Spectrum LP and iPCS Wireless, Inc.

10.40Y Addendum VI to Sprint PCS Management Agreement, dated as of February 28, 2001, by and among Sprint Spectrum, L.P., WirelessCo, L.P., SprintCom, Inc., Sprint Communications Company L.P. and iPCS Wireless, Inc.

10.41Y Build to Suit Agreement, dated as of December 29, 2000, by and between Trinity Wireless Towers, Inc., Trinity Wireless Services, Inc., SDS Wireless, Inc. and iPCS Wireless, Inc.

10.42Y Construction and Oversight Services Agreement, dated as of December 29, 2000, by and between iPCS Wireless, Inc. and SDS Wireless, Inc.

10.43 Master Lease Agreement, dated as of August 31, 2000, by and between iPCS Wireless, Inc. and Trinity Wireless Towers, Inc.

10.44 First Amendment to Agreement Regarding Construction, Sale and Leaseback of Towers dated as of November 2000 by and between American Tower Corporation and iPCS Wireless, Inc.

21.1 *   Subsidiaries of iPCS, Inc.

99.1     Information incorporated by reference.

--------------------------------------------------------------------------------

* Incorporated by reference to exhibits filed with registrant's Form S-4 (Registration No. 333-47688).
** Incorporated by reference to exhibit filed with registrant's Form 8-K filed on March 15, 2001.
X   Management contracts and agreements.
Y   Confidential treatment has been requested on these documents.

(b) Reports Filed on Form 8-K
    -------------------------

None.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   iPCS, INC.

                                   By: /s/ Timothy M. Yager
                                       --------------------
                                       Timothy M. Yager
                                       President, Chief Executive Officer, and
                                       Director (Principal Executive Officer)

Date:  March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                                  Title                                          Date
---------                                  -----                                          ----
/s/Timothy M. Yager                        President, Chief Executive Officer,            March 29, 2001
--------------------
Timothy M. Yager                           and Director
                                           (Principal Executive Officer)

/s/ Stebbins B. Chandor, Jr.               Senior Vice President and                      March 29, 2001
----------------------------
Stebbins B. Chandor, Jr.                   Chief Financial Officer
                                           (Principal Financial and Accounting Officer)

/s/ William W. King, Jr.                   Vice President of Strategic Planning           March 29, 2001
------------------------
William W. King, Jr.                       and Director

/s/ Alan C. Anderson                       Chairman of the Board of Directors             March 29, 2001
--------------------
Alan C. Anderson

/s/ Donald L. Bell                         Director                                       March 29, 2001
-------------------
Donald L. Bell

/s/ Michael S. Chae                        Director                                       March 29, 2001
-------------------
Michael S. Chae

/s/ Brian J. Gernant                       Director                                       March 29, 2001
--------------------
Brian J. Gernant

/s/ Lawrence H. Guffey                     Director                                       March 29, 2001
----------------------
Lawrence H. Guffey

/s/ Robert W. Schwartz                     Director                                       March 29, 2001
----------------------
Robert W. Schwartz

/s/ George Patrick Tays                    Director                                       March 29, 2001
-----------------------
George Patrick Tays

Supplemental Information to be furnished with reports filed pursuant to Section 15 (d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to securities holders.

iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
Independent Auditors' Report                                                 F-1

Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999    F-2

Consolidated Statements of Operations for the Year Ended December 31, 2000
  and for the Period from January 22, 1999 (date of inception) through
  December 31, 1999                                                          F-3

Consolidated Statements of Redeemable Preferred Stock and Equity for the
  Year Ended December 31, 2000 and for the Period from January 22, 1999
  (date of inception) through December 31, 1999                              F-4

Consolidated Statements of Cash Flows for the Year Ended December 31, 2000
  and for the Period from January 22, 1999 (date of inception) through
  December 31, 1999                                                          F-5

Notes to Consolidated Financial Statements                                   F-6

INDEPENDENT AUDITORS' REPORT

iPCS, Inc.
Schaumburg, Illinois

We have audited the accompanying consolidated balance sheets of iPCS, Inc. and Subsidiaries and Predecessor (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable preferred stock and equity, and cash flows for the year ended December 31, 2000 and for the period from January 22, 1999 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from January 22, 1999 (date of inception) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE, LLP
Davenport, Iowa
February 7, 2001, except for Note 9,
as to which the date is February 23, 2001
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                December 31,   December 31,
                                                                                    2000           1999
                                                 Assets

Current Assets:
  Cash and cash equivalents                                                       $ 165,958      $   2,733
  Accounts receivable, less allowance:  2000 - $328; 1999 - $1                        5,350             92
  Other receivables                                                                     231             39
  Inventories                                                                         3,314            927
  Prepaid expenses and other assets                                                   1,839            432
                                                                                  ---------      ---------
        Total current assets                                                        176,692          4,223

Property and equipment including construction in progress, net                      126,803         39,106
Financing costs, less accumulated amortization: 2000 - $445; 1999 - $66              10,045          1,514
Intangible assets, net                                                               14,643
Other assets                                                                            392
                                                                                  ---------      ---------
        Total assets                                                              $ 328,575      $  44,843
                                                                                  =========      =========

                           Liabilities, Redeemable Preferred Stock and Equity

Current Liabilities:
  Accounts payable                                                                 $ 27,294      $   3,839
  Accrued expenses                                                                    2,686            393
  Accrued interest                                                                       22            265
  Deferred revenue                                                                    1,346
  Capital lease obligations - current portion                                            12
  Advance on tower sales                                                                             2,000
                                                                                  ---------      ---------
        Total current liabilities                                                    31,360          6,497

Deferred gain on tower sales                                                          6,000          1,655
Capital lease obligations - long-term                                                   225
Deferred revenue                                                                        392
Accrued interest                                                                      6,219
Long-term debt                                                                      157,581         27,571
                                                                                  ---------      ---------
        Total liabilities                                                           201,777         35,723
                                                                                  ---------      ---------

Redeemable preferred stock, $0.01 par value; 75,000,000 shares authorized;
  23,090,909 shares issued and outstanding                                          114,080
                                                                                  ---------      ---------

Commitments and Contingencies

Equity:
  Common stock, $0.01 par value; 300,000,000 shares authorized;
    44,869,643 shares issued and outstanding                                            449
   Additional paid in capital                                                        78,321
   Contributed capital - Predecessor Company                                                        13,500
   Unearned compensation                                                             (5,515)
   Accumulated deficit                                                              (60,537)        (4,380)
                                                                                  ---------      ---------
        Total equity                                                                 12,718          9,120
                                                                                  ---------      ---------
        Total liabilities, redeemable preferred stock and equity                  $ 328,575      $  44,843
                                                                                  =========      =========

See notes to consolidated financial statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)

                                                                                            For the Period from
                                                                              For the        January 22, 1999
                                                                             Year Ended     (date of inception)
                                                                            December 31,         through
                                                                                2000         December 31, 1999
Revenues:
  Service                                                                    $    20,623         $        71
  Equipment and other                                                              3,355                 144
                                                                             -----------         -----------
        Total revenues                                                            23,978                 215
                                                                             -----------         -----------
Operating Expenses:
  Cost of service (excluding non-cash compensation of $157 in 2000)               17,026               1,695
  Cost of equipment                                                               10,462                 484
  Selling (excluding non-cash compensation of $97 in 2000)                        12,883                 778
  General and administrative:
    Non-cash compensation                                                         11,212
    Taxes on non-cash compensation                                                 1,567
    Other general and administrative                                               9,319               1,520
  Depreciation and amortization                                                    8,609                 381
                                                                             -----------         -----------
        Total operating expenses                                                  71,078               4,858
                                                                             -----------         -----------
Loss from operations                                                             (47,100)             (4,643)
Other Income (Expense):
  Interest income                                                                  3,443                  89
  Interest expense                                                               (11,741)
  Other income                                                                       726                 174
                                                                             -----------         -----------
Loss Before Extraordinary Item                                                   (54,672)             (4,380)
Extraordinary item - loss on early
  extinguishment of debt                                                          (1,485)
                                                                             -----------         -----------
Net Loss                                                                     $   (56,157)        $    (4,380)
                                                                             ===========         ===========

Loss before extraordinary item                                               $   (54,672)        $    (4,380)
Beneficial conversion feature related to redeemable
  preferred stock                                                                (46,387)
Dividends and accretion on redeemable preferred stock                             (1,963)
                                                                             -----------         -----------
Loss available to common stockholders                                           (103,022)             (4,380)
Extraordinary item                                                                (1,485)
                                                                             -----------         -----------
Net loss available to common stockholders                                    $  (104,507)        $    (4,380)
                                                                             ===========         ===========

Pro forma basic and diluted loss per share of common stock (unaudited):
 Loss available to common stockholders before extraordinary item             $     (2.30)        $     (0.10)
 Extraordinary item                                                          $     (0.03)
 Net loss available to common stockholders                                   $     (2.33)        $     (0.10)

Pro forma weighted average common shares
  outstanding (unaudited)                                                     44,869,643          44,869,643
                                                                             ===========         ===========

See notes to consolidated financial statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
       CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY
                       (In thousands, except share data)

                                                                                  |                                    Contributed
                                                                   Redeemable     |                                     Capital -
                                                                Preferred Stock   |     Common Stock     Additional    Predecessor
                                                              Shares      Amount  |   Shares   Amount  Paid in Capital  Company
BALANCE AT JANUARY 22, 1999                                                       |
  (DATE OF INCEPTION)                                                             |
  Members' contributions                                                          |                                     $ 13,500
  Net loss                                                                        |
                                                                                  |                                     --------
BALANCE AT DECEMBER 31, 1999                                                      |                                       13,500
  Members' contributions from January 1, 2000                                     |
    to July 11, 2000                                                              |                                       16,500
  Issuance of 1.5% interest in Predecessor                                        |
    Company to Mr. Yager                                                          |                                        8,480
  Reorganization of Predecessor Company                                           |
    to C Corporation                                                              | 44,869,643  $ 449     $  38,031      (38,480)
  Sale of Series A-1 redeemable preferred stock               9,090,909  $ 46,387 |
  Beneficial conversion feature related to Series A-1                             |
    redeemable preferred stock                                                    |                          46,387
  Accretion of Series A-1 redeemable preferred stock                              |
    beneficial conversion feature                                                 |                         (46,387)
  Accrued dividends on Series A-1 redeemable preferred stock                1,750 |                          (1,750)
  Accretion to redemption amount of Series A-1                                    |
    redeemable preferred stock                                                150 |                            (150)
  Grant of stock options                                                          |                           8,247
  Amortization of unearned compensation                                           |
  Issuance of warrants in connection with the                                     |
    senior discount notes                                                         |                          24,859
  Issuance of warrants to Sprint PCS                                              |                           9,147
  Sale of Series A-2 redeemable preferred stock              14,000,000    65,730 |
  Accrued dividends on Series A-2 redeemable                                      |
    preferred stock                                                            58 |                             (58)
  Accretion to redemption amount of Series A-2                                    |
    redeemable preferred stock                                                  5 |                              (5)
  Net loss                                                                        |
                                                             ----------  -------- | ----------  -----     ---------     --------
BALANCE AT DECEMBER 31, 2000                                 23,090,909  $114,080 | 44,869,643  $ 449     $  78,321     $     --
                                                             ==========  ======== | ==========  =====     =========     ========


                                                               Unearned    Accumulated
                                                             Compensation    Deficit
BALANCE AT JANUARY 22, 1999
  (DATE OF INCEPTION)
  Members' contributions
  Net loss                                                                  $   (4,380)
                                                                           -----------
BALANCE AT DECEMBER 31, 1999                                                    (4,380)
  Members' contributions from January 1, 2000
    to July 11, 2000
  Issuance of 1.5% interest in Predecessor
    Company to Mr. Yager
  Reorganization of Predecessor Company
    to C Corporation
  Sale of Series A-1 redeemable preferred stock
  Beneficial conversion feature related to Series A-1
    redeemable preferred stock
  Accretion of Series A-1 redeemable preferred stock
    beneficial conversion feature
  Accrued dividends on Series A-1 redeemable preferred stock
  Accretion to redemption amount of Series A-1
    redeemable preferred stock
  Grant of stock options                                       $  (8,247)
  Amortization of unearned compensation                            2,732
  Issuance of warrants in connection with the
    senior discount notes
  Issuance of warrants to Sprint PCS
  Sale of Series A-2 redeemable preferred stock
  Accrued dividends on Series A-2 redeemable
    preferred stock
  Accretion to redemption amount of Series A-2
    redeemable preferred stock
  Net loss                                                                     (56,157)
                                                               ---------   -----------
BALANCE AT DECEMBER 31, 2000                                   $  (5,515)   $  (60,537)
                                                               =========   ===========


See notes to consolidated financial statements
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                For the Period from
                                                                   For the        January 22, 1999
                                                                 Year Ended      (date of inception)
                                                                December 31,          through
                                                                    2000          December 31, 1999
Cash Flows from Operating Activities:
  Net loss                                                       $ (56,157)          $  (4,380)
  Adjustments to reconcile net loss to net cash
    flows from operating activities:
      Depreciation and amortization                                  8,609                 381
      Loss on disposal of property and equipment                        56
      Gain on tower sales                                             (778)               (174)
      Amortization of deferred gain on tower sales                    (298)                (22)
      Amortization of financing costs                                  604
      Non-cash interest                                              5,109
      Extraordinary loss on early extinguishment of debt             1,485
      Non-cash compensation                                         11,212
      Changes in assets and liabilities:
        Accounts receivable                                         (5,258)                (92)
        Other receivables                                             (192)                (39)
        Inventories                                                 (2,387)               (927)
        Prepaid expenses and other assets                           (1,799)               (432)
        Accounts payable, accrued expenses and
          accrued interest                                          16,020               1,758
        Deferred revenue                                             1,738
                                                                 ---------           ---------
          Net cash flows from operating activities                 (22,036)             (3,927)
                                                                 ---------           ---------
Cash Flows from Investing Activities:
  Capital expenditures                                             (90,489)            (39,331)
  Microwave relocation costs                                          (504)
  Intangible acquired in purchase of network assets                 (3,526)
  Proceeds from tower sales                                         12,036               4,500
  Advance on tower sales                                                                 2,000
                                                                 ---------           ---------
          Net cash flows from investing activities                 (82,483)            (32,831)
                                                                 ---------           ---------
Cash Flows from Financing Activities:
  Proceeds from long-term debt                                     190,106              27,571
  Repayment of Nortel debt                                         (40,346)
  Payments on capital lease obligations                                (13)
  Debt financing costs                                             (10,620)             (1,580)
  Proceeds from sale of Series A-1 redeemable preferred stock,
    net of offering costs of $3,613                                 46,387
  Proceeds from sale of Series A-2 redeemable preferred stock,
    net of offering costs of $4,270                                 65,730
  Members' contributions                                            16,500              13,500
                                                                 ---------           ---------
          Net cash flows from financing activities                 267,744              39,491
                                                                 ---------           ---------
Increase in cash and cash equivalents                              163,225               2,733
Cash and cash equivalents at beginning of period                     2,733
                                                                 ---------           ---------
Cash and cash equivalents at end of period                       $ 165,958           $   2,733
                                                                 =========           =========

See notes to consolidated financial statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

1.   ORGANIZATION AND BUSINESS OPERATIONS

     Illinois PCS, LLC was formed in January 1999 as an Illinois limited liability company for the purpose of becoming a provider of wireless personal communication services ("PCS"). On July 12, 2000, Illinois PCS, LLC (the "Predecessor Company") reorganized its business into a C Corporation in which members of the Predecessor Company received 44,869,643 shares of common stock of iPCS, Inc. in exchange for their ownership interests in the Predecessor Company. The ownership percentages among the members following the reorganization remained consistent with the ownership percentages at December 31, 1999 as adjusted for the effects of the agreement described in Note 14. As of July 12, 2000, the Predecessor Company merged with and into iPCS Wireless, Inc., a wholly owned subsidiary of iPCS, Inc., and iPCS Equipment, Inc. was also formed and is a wholly owned subsidiary of iPCS Wireless, Inc. iPCS Wireless, Inc. will continue the activities of the Predecessor Company and, for accounting purposes, this transaction was accounted for as a reorganization of the Predecessor Company into a C Corporation. iPCS, Inc. and its subsidiaries, including the Predecessor Company, are collectively referred to as the "Company."

     In January 1999, the Company entered into affiliation agreements (the "Sprint PCS Agreements") with Sprint Communications Company, L.P. ("Sprint") and Sprint Spectrum L.P. and SprintCom, Inc., entities controlled by the PCS Group of Sprint ("Sprint PCS"). The Sprint PCS Agreements, as amended, provide the Company with the exclusive right to build, own and manage a wireless voice and data services network in 35 basic trading areas ("BTAs") located in Illinois, Iowa, Michigan and Nebraska under the Sprint PCS brand.

     The PCS market is characterized by significant risks as a result of rapid changes in technology, increasing competition and the cost associated with the build-out of a PCS network. The Company's continuing operations are dependent upon Sprint PCS' ability to perform its obligations under the Sprint PCS Agreements and the ability of the Company to raise sufficient capital to fund operating losses, to meet debt service requirements, and to complete the build-out of its PCS network. Additionally, the Company's ability to attract and maintain a sufficient customer base is critical to achieving breakeven operating cash flow. Changes in technology, increased competition, or the inability to obtain required financing or achieve breakeven operating cash flow, among other factors, could have an adverse effect on the Company's financial position and results of operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation:

     The consolidated financial statements of the Company include its subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc., and the Predecessor Company. All significant intercompany accounts or balances have been eliminated in consolidation.

     Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

     Concentration of Risk:

     The Company's operations as currently conducted rely heavily on critical functions performed by Sprint PCS. The termination of the Company's strategic relationship with Sprint PCS or Sprint PCS' failure to perform its obligations under the Sprint PCS Agreements (see Note 3) would severely restrict the Company's ability to conduct its business.

     The Company maintains cash and cash equivalents in accounts with a financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of this institution regularly and management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.

     Cash and Cash Equivalents:

     For purposes of reporting cash flows, the Company considers all highly liquid investments, with an original maturity of three months or less at the time of purchase, to be a cash equivalent.

     Inventories:

     Inventories consist of handsets and related accessories. Inventories purchased for resale will be carried at the lower of cost, determined using weighted average cost, or market, determined using replacement cost.

     Property, Equipment and Construction in Progress:

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Asset lives used by the Company are as follows:

                                                                           Useful life:
       Network assets                                                      3 to 15 years
       Computer equipment                                                  3 to 5 years
       Furniture, fixtures, office equipment and leasehold improvements    5 to 21 years

     Construction in progress includes expenditures for the purchase of capital equipment, design services, and construction services of the Company's network. The Company capitalizes interest on its construction in progress activities. Interest capitalized for the year ended December 31, 2000 and the period ended December 31, 1999 totaled approximately $2,967,000 and $471,000, respectively. When the network assets are placed in service, the Company transfers the assets from construction in progress to network assets and depreciates those assets over their estimated useful life.

     Financing Costs:

     Deferred financing costs are amortized as interest expense over the term of the respective financing using the effective interest method.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

     Intangible Assets--Microwave Clearing Costs:

     Microwave clearing costs represent costs incurred to relocate incumbent carriers from Sprint PCS' spectrum. In accordance with the Sprint PCS agreement, the Company reimburses Sprint PCS 50% of these microwave clearing costs. The Company amortizes the microwave relocation costs over the remaining term of the Sprint PCS agreement. The amortization of microwave relocation costs was approximately $51,000 for the year ended December 31, 2000.

     Income Taxes:

     Prior to July 12, 2000, the Predecessor Company operated as a limited liability company ("LLC") and, as a result, its losses were included in the income tax returns of its members. Therefore, the accompanying consolidated financial statements do not include any income tax amounts prior to July 12, 2000. Subsequent to July 12, 2000, the date of reorganization as discussed in Note 1, the Company became a C Corporation and began accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts, based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the year and the change during the period in deferred tax assets and liabilities. The Company has not provided any pro forma income tax information because any net deferred tax asset would have been offset by a full valuation allowance due to the Company's losses since inception.

     Revenue Recognition:

     The Company began offering service to customers in December 1999.

     The Company recognizes revenue as services are performed. Sprint PCS collects all revenues from the Company's customers and remits the net amount to the Company. An affiliation fee of 8% of collected service revenues from Sprint PCS subscribers based in the Company's territory, excluding outbound roaming, and from non-Sprint PCS subscribers who roam onto the Company's network is retained by Sprint PCS and recorded as a cost of service. Revenues generated from the sale of handsets and accessories, inbound and outbound Sprint PCS roaming fees, and from roaming services provided to Sprint PCS customers who are not based in the Company's territory are not subject to the 8% affiliation fee.

     Sprint PCS pays the Company a Sprint PCS roaming fee for each minute that a Sprint PCS subscriber based outside of the Company's territory roams onto the Company's network. Revenues from these services are recognized as the services are performed. Similarly, the Company pays roaming fees to Sprint PCS when a Sprint PCS subscriber based in the Company's territory roams on the Sprint PCS network outside of the Company's territory. These costs are included as cost of services when incurred.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

     Equipment revenues consisting of proceeds from sales of handsets and accessories are recorded net of an allowance for sales returns. The allowance is estimated based on Sprint PCS' handset return policy, which allowed customers to return handsets for a full refund within 14 days of purchase at December 31, 2000 and within 30 days of purchase at December 31, 1999. When handsets are returned to the Company, the Company may be able to reissue the handsets in the future to other customers at little additional cost. However, when handsets are returned to Sprint PCS for refurbishing, the Company receives a credit from Sprint PCS, which is less than the amount the Company originally paid for the handset.

     The Company recognizes activation fee revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 was adopted by the Company in the fourth quarter of 2000. Accordingly, activation fee revenue and direct customer activation expense has been deferred and is being recognized over the average life for customers assessed an activation fee (30 months). During the year ended December 31, 2000, the Company recognized approximately $42,000 of activation fee revenue and direct customer activation expense and has deferred approximately $681,000 of activation fee revenue and direct customer activation expense to future periods.

     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of:

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has identified no such impairment losses.

     Advertising Costs:

     The Company expenses advertising costs when the advertisement occurs. Total advertising expense was approximately $6,139,000 and $171,000 for the year ended December 31, 2000 and the period ended December 31, 1999, respectively.

     Start-Up Activities:

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities." This statement became effective January 1, 1999 and requires that costs of start-up activities and organization costs be expensed as incurred. The Company has expensed all costs of start-up activities and organization costs.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

     Stock Compensation:

     As allowed by SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company has chosen to account for compensation expense associated with its stock option plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company will disclose pro forma net loss as if compensation expense had been determined consistent with SFAS No. 123.

     Comprehensive Income:

     A statement of comprehensive income has not been included in the accompanying consolidated financial statements since the Company does not have any "Other Comprehensive Income" to report.

     Accretion on Redeemable Preferred Stock:

     Up to the date of redemption, the Company accretes the carrying value of the redeemable preferred stock to the redemption amount using the effective interest method.

     Cumulative Dividends on Redeemable Preferred Stock:

     Cumulative dividends on the redeemable preferred stock are recorded as a charge to additional paid-in-capital and an increase to the carrying value of the redeemable preferred stock as the dividends are earned by the holders.

     Pro Forma Loss Per Share (Unaudited):

     Pro forma basic and diluted loss per share are calculated by dividing the net loss available to common stockholders by the pro forma weighted average number of shares of common stock of iPCS, Inc. as if the shares of common stock of iPCS, Inc. into which the Predecessor Company's members' interests were converted had been outstanding for all of the periods presented. The calculation was made in accordance with SFAS No. 128, "Earnings Per Share." The pro forma basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed conversion of redeemable preferred stock or exercise of options and warrants is antidilutive.

     Potential common shares excluded from the pro forma loss per share computations because they were antidilutive are as follows:

     Convertible preferred stock                                     23,090,909
     Options                                                          1,590,000
     Warrants                                                         4,134,637
                                                                     ----------
     Total                                                           28,815,546
                                                                     ==========
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

     Recently Issued Accounting Pronouncements:

     In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal years beginning after June 15, 2000. The adoption by the Company on January 1, 2001 did not have an effect on the Company's results of operations, financial position, or cash flows. However, as discussed in Note 18, the Company did enter into an interest rate cap agreement subsequent to December 31, 2000.

     In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board Opinion 25" ("Opinion 25"). FIN 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and
     (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000; however, certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have an effect on the Company's results of operations, financial position, or cash flows.

3.   SPRINT PCS AGREEMENTS

     In January 1999, the Company signed the following four agreements with Sprint and Sprint PCS: management agreement, services agreement, trademark and service license agreement with Sprint PCS, and the trademark and service license agreement with Sprint. These agreements allow the Company to exclusively offer Sprint PCS services in the Company's territory.

     The management agreement has an initial term of 20 years with three 10-year automatic renewals. The management agreement can be terminated as a result of a number of events including an uncured breach of the management agreement or bankruptcy of either party to the agreement. In the event that the management agreement is terminated or not renewed, certain formulas apply to the valuation and disposition of the Company's assets. The key clauses of the management agreement are summarized as follows:

     (a) Exclusivity: The Company is designated as the only person or entity that can manage or operate a PCS network for Sprint PCS in the Company's territory. Sprint PCS is prohibited from owning, operating, building or managing another wireless mobility communications network in the Company's territory while the management agreement is in place.

     (b) Network build-out: The Company has agreed to build out the service area network in accordance with build-out plans developed jointly by Sprint PCS and the Company. Sprint PCS and the Company intend to expand network coverage to cover population areas of at least ten thousand residents and all interstate and major highways.

     (c) Products and services offered for sale: The management agreement identifies the products and services that can be offered for sale in the Company's territory. The Company cannot offer wireless local loop services specifically designed for the competitive local market in areas where Sprint owns the local exchange carrier unless the Sprint-owned local exchange carrier is named as the exclusive distributor or Sprint PCS approves the terms and conditions.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

     (d) Service pricing: The Company must offer Sprint PCS subscriber pricing plans designated for regional or national offerings. With prior approval from Sprint PCS, the Company is permitted to establish local price plans for Sprint PCS products and services offered only in the Company's territory. Sprint PCS will pay to the Company 92% of the Company's collected service revenues and of its roaming revenues from non-Sprint PCS subscribers but will remit 100% of revenues derived from roaming of other Sprint PCS customers and sales of handsets and accessories and proceeds from sales not in the ordinary course of business.

     (e) Roaming: When a Sprint PCS customer from outside of the Company's territory roams onto the Company's network, the Company will earn roaming revenues based on established rates. Similarly, the Company will pay Sprint PCS when the Company's own subscribers use the Sprint PCS nationwide network outside the Company's territory.

     (f) Advertising and promotion: Sprint PCS is responsible for all national advertising and promotion of Sprint PCS products and services. The Company is responsible for advertising and promotion in the Company's territory.

     (g)  Program requirements including technical and customer care standards:
          The Company will comply with Sprint PCS' program requirements for technical standards, customer service standards, national and regional distribution and national accounts programs.

     (h) Non-competition: The Company may not offer Sprint PCS products and services outside the Company's territory.

     (i) Inability to use non-Sprint PCS brands: The Company may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint PCS brand, except for sales to resellers.

     (j) Rights of first refusal: Sprint PCS has certain rights of first refusal to buy the Company's assets upon a proposed sale.

     The services agreement outlines various support services such as activation, billing, collections and customer care that will be provided to the Company by Sprint PCS. These services are available to the Company at established rates. Sprint PCS can change any or all of the service rates one time in each twelve month period. The Company may discontinue the use of any service upon three months written notice. Sprint PCS may discontinue a service provided that Sprint PCS provides the Company with nine months prior written notice. The services agreement automatically terminates upon termination of the management agreement.

     The trademark and service mark license agreements with Sprint and Sprint PCS provide the Company with non-transferable, royalty free licenses to use the Sprint and Sprint PCS brand names, the "diamond" symbol and several other trademarks and service marks. The Company's use of the licensed marks is subject to adherence to quality standards determined by Sprint and Sprint PCS. Sprint and Sprint PCS can terminate the trademark and service mark license agreements if the Company files for bankruptcy, materially breaches the agreement or if the management agreement is terminated.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

     Amounts related to the Sprint PCS Agreements for the year ended December 31, 2000 and for the period ended December 31, 1999 are as follows (in thousands):

                                                                       Year            Period
                                                                       Ended            Ended
                                                                     December 31,    December 31,
                                                                        2000             1999
     Amounts included in the Consolidated Statements of Operations:
       Cost of service                                               $    8,527      $       115
       Cost of equipment                                                 10,255              222
       Selling expense                                                    1,184               81
       General and administrative expense                                    36                7
     Amount included in the Consolidated Balance Sheets:
       Inventory                                                          3,236              918

     Amounts due from and due to Sprint PCS, included in accounts receivable and accounts payable, respectively, are as follows (in thousands):

                                                                     December 31,    December 31,
                                                                        2000             1999
     Due from Sprint PCS                                             $    5,499      $        92
     Due to Sprint PCS                                                    6,610              663

4.   PROPERTY AND EQUIPMENT INCLUDING CONSTRUCTION IN PROGRESS

     Property and equipment including construction in progress consists of the following (in thousands):

                                                                     December 31,    December 31,
                                                                        2000             1999
     Network assets                                                  $   74,443      $    22,737
     Computer equipment                                                   1,816              675
     Furniture, fixtures, office equipment and leasehold
      improvements                                                        8,012              626
                                                                     ----------      -----------
     Total property and equipment                                        84,271           24,038
     Less accumulated depreciation and amortization                      (8,285)            (315)
                                                                     ----------      -----------
     Property and equipment, net                                         75,986           23,723
     Construction in progress (network build-out)                        50,817           15,383
                                                                     ----------      -----------
     Property and equipment including construction in progress, net  $  126,803      $    39,106
                                                                     ==========      ===========

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

5.   INTANGIBLE ASSETS

     Intangible assets consist of the following (in thousands):

                                                                              December 31,
                                                                                  2000
     Exclusive provider rights which arose with the issuance of warrants to
       Sprint PCS (see Note 6)                                                $      9,147
     Exclusive provider rights which arose with the purchase of assets
       from Sprint PCS (see Note 6)                                                  3,526
     Microwave clearing costs                                                        2,337
                                                                              ------------
     Total intangible assets                                                        15,010
     Less accumulated amortization                                                    (367)
                                                                              ------------
     Intangible assets, net                                                   $     14,643
                                                                              ============

6.   AMENDMENT TO SPRINT PCS AGREEMENT

     On March 8, 2000, the Company entered into an amendment to the Sprint PCS agreements to expand its service area to include 20 BTAs located in Michigan, Iowa and Nebraska (the "Expansion"). In connection with the Expansion, the Company agreed to purchase certain network assets under construction in four BTAs in Michigan, for a purchase price to be determined on the closing date based upon the assets to be purchased and the stage of completion of those assets as of the closing date. In addition, in connection with the Expansion, the Company was granted an option, exercisable by the Company at any time prior to January 31, 2001, to add the Iowa City and Cedar Rapids, Iowa BTAs to its service area, for an initial purchase price of $25.2 million escalating monthly to a purchase price of $28.8 million if the option is exercised during January 2001. The purchase price is subject to an upward adjustment based upon the number of subscribers in the two additional markets at the option exercise date. See
     Note 18 for the exercise of the option by the Company subsequent to December 31, 2000. As consideration to be the exclusive provider of Sprint PCS services in the Expansion territory, the Company committed to grant to Sprint PCS a warrant to acquire 2% of the equity of the Company at the earliest of July 15, 2000, the closing of an initial public offering, or the consummation of a private placement of equity in an amount equal to at least $70.0 million. In connection with the closing of the sale of the convertible preferred stock discussed in Note 13, the Company issued Sprint PCS a warrant to acquire 1,151,938 shares of common stock of the Company on July 12, 2000 at an exercise price of $4.95 per share. The warrants are exercisable by Sprint PCS beginning on or after July 15, 2001 and expiring on July 15, 2007. The fair value of the warrants, as determined using the Black-Scholes model, was approximately $9.1 million and was recorded as an increase to paid in capital with a corresponding amount recorded as an intangible asset representing the right to be the exclusive provider of Sprint PCS services in the Expansion territory. Such intangible asset is being amortized over a life of 18.5 years, which is the remaining term of the Sprint PCS agreement at the date the warrants were issued. The fair value of the warrants was calculated using the following assumptions:

     (1)  risk free interest rate of 6.35%;

     (2)  stock price based on a planned initial public offering;

     (3)  dividend yield of 0%;

     (4)  life of 7 years; and

     (5)  volatility of 40%.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

     Also, on July 12, 2000 the Company purchased the assets under construction in Michigan from Sprint PCS for approximately $12.7 million. The Company allocated approximately $9.2 million of the purchase price to property based on the fair value of the assets acquired, with the excess amount of $3.5 million allocated to the intangible asset representing the right to be the exclusive provider of Sprint PCS services in Michigan. The intangible asset is being amortized over a life of 18.5 years, which is the remaining term of the Sprint PCS agreement at the date the assets were acquired.

7.   DEFERRED GAIN ON TOWER SALES

     On May 28, 1999 the Company signed a tower sale and leaseback agreement with American Tower Corporation ("American Tower"). Under the agreement, the Company will locate sites for, develop and construct between sixty and eighty wireless communication towers and then sell the towers to American Tower. The term of this agreement will expire at the earliest of the final tower sale or December 31, 2000. In November 2000 the agreement was amended to extend the agreement until February 28, 2001 for the sale of the first eighty towers and increase the sales price of each tower from $250,000 to $272,000 for any tower that has an extendable height of 249 feet. At December 31, 2000, a total of seventy-three towers have been sold to American Tower.

     In 1999, American Tower advanced $2.0 million to the Company for the purchases of the fifty-third through sixtieth towers. If the Company did not construct and sell the required number of towers to American Tower by December 31, 2000, the Company was required to repay the advance plus accrued interest at 5%. The advance on tower sales of $2.0 million at December 31, 1999 was reduced to zero because the fifty-third through sixtieth towers were sold by the Company by November 21, 2000.

     During the year ended December 31, 2000, fifty-five towers were sold to American Tower for approximately $14.0 million, of which approximately $12.0 million was received in cash and $2.0 million represented a reduction in the advance on tower sales. These tower sales resulted in a gain of approximately $5.4 million, of which approximately $0.8 million was recognized at the time of the sale and the remainder was deferred and is being amortized as a reduction to rental expense over the initial lease term of ten years. For the period ended December 31, 1999, eighteen towers were sold to American Tower for $4.5 million in cash, resulting in a gain of $1.9 million, of which $174,000 was recognized at the time of the sale and the remainder was deferred and is being amortized as a reduction to rental expense over the initial lease term of ten years.

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

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

8.   INCOME TAXES

     Because the Predecessor Company was a nontaxable entity, the results presented below relate solely to the period from July 12, 2000 to December 31, 2000.

     The income tax expense (benefit) for the period differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 35% as set forth below:

                                                                         Year Ended
                                                                        December 31,
                                                                            2000
     U.S. Federal statutory rate                                            35.00%
     State income taxes, net of federal tax benefit                          5.00
     Nondeductible interest associated with senior discount notes           (2.90)
     Change in valuation allowance for deferred tax assets                 (37.10)%
                                                                          -------
     Effective tax rate                                                      0.00%
                                                                          =======

     The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                       December 31,
                                                                           2000
     Deferred tax assets:
       Accrued liabilities                                               $     72
       Deferred transaction costs                                           1,068
       Compensation expense                                                 1,093
       Interest expense                                                     2,720
       Deferred gain on tower sales                                         2,400
       Net operating loss carryforward                                      9,299
       Other                                                                  134
                                                                         --------
     Total gross deferred tax assets                                       16,786
     Less valuation allowance                                             (12,647)
                                                                         --------
     Net deferred tax assets                                                4,139
                                                                         --------

     Deferred tax liabilities:
       Intangible assets                                                      (43)
       Capitalized interest                                                  (649)
       Property and equipment                                              (3,235)
       Other                                                                 (212)
                                                                         --------
     Total gross deferred tax liabilities                                  (4,139)
                                                                         --------

     Net deferred tax liabilities                                        $      -
                                                                         ========

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the period ended December 31, 2000 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company's losses since inception. At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $23.2 million which are available to offset future taxable income through 2020.

9.   DEBT

     Senior Discount Notes and Warrants

     On July 12, 2000, the Company issued 300,000 units consisting of $300.0 million 14% senior discount notes due July 15, 2010 (the "Notes") and warrants to purchase 2,982,699 shares of common stock. The warrants become exercisable at any time after July 15, 2001 for a period of ten years from the date of issuance. The Notes were issued at a substantial discount such that the Company received gross proceeds from the issuance of the units of approximately $152.3 million. On July 15, 2005 the Company will begin accruing cash interest on the principal amount of the Notes at the rate of 14% per annum, compounded semi-annually, payable beginning January 15, 2006, and on each January 15 and July 15 thereafter. The Company is amortizing the discount on the Notes as interest expense over the period from date of issuance to the maturity date utilizing the effective interest method. For the year ended December 31, 2000, the Company recorded approximately $4.4 million as interest expense related to the amortization of the discount and recorded accrued interest of approximately $6.2 million utilizing the effective interest method.

     The Notes are a general unsecured obligation, subordinated in right of payment to all senior debt, including all obligations under the credit facility. The Notes contain covenants which restrict the Company's ability to incur additional indebtedness, pay dividends, merge, dispose of its assets, and certain other matters as defined in the Indenture. During the first 36 months, the Company may redeem up to 35% of the Accreted Value of Notes (as defined in the Notes agreement) at a redemption price of 114% with the net cash proceeds of one or more equity offerings excluding the first $70.0 million of equity offerings. After July 15, 2005, the Notes may be redeemed at a price of 107% beginning in 2005, 105% beginning in 2006, 102% beginning in 2007 and 100% thereafter. Upon a change in control as defined in the Notes agreement, the Company will be required to make an offer to purchase the Notes at a price equal to 101% of the Accreted Value of Notes (as defined in the Notes agreement) on any purchase date prior to July 15, 2005 or 101% of the aggregate principal amount therefor, plus accrued and unpaid interest and Liquidated Damages (as defined in the Notes agreement), if any, to the date of purchase if on or after July 15, 2005.

     The Company allocated approximately $24.9 million to the fair value of the warrants, as determined by using the Black-Scholes model, and recorded a discount on the Notes, which is being recognized as interest expense over the period from date of issuance to the maturity date. For the year ended December 31, 2000, the Company recorded approximately $0.7 million as interest expense related to the amortization of the value of the warrants.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

     The fair value of the warrants was calculated using the following assumptions:

     (1)  risk free interest rate of 6.35%;

     (2)  stock price based on a planned initial public offering;

     (3)  dividend yield of 0%;

     (4)  life of 10 years; and

     (5)  volatility of 40%.

     The Company incurred approximately $6.3 million of costs associated with the issuance of the Notes. Those costs consisted of investment banker fees, legal fees and other issuance costs that have been capitalized and are being amortized to interest expense using the effective interest method over the term of the Notes.

     Nortel Credit Facility

     Effective May 14, 1999, the Company entered into a credit facility agreement (the "Nortel Credit Facility") with Nortel Networks Inc. ("Nortel"). The proceeds were used to purchase equipment and to fund the construction of the Company's portion of the Sprint PCS network. The financing terms permitted the Company to borrow $48.0 million through three commitment tranches (Tranche A--$32.0 million, Tranche B--$11.0 million and Tranche C--$5.0 million) through May 14, 2002, and required minimum equipment purchases of $32.0 million (see Note 11).

     The Company could borrow money at the lesser of either: (1) a base rate loan with an interest rate equal to 3 percent plus the higher of (A) the prime rate of Citibank, N.A. (New York) or (B) the federal funds effective rate plus one half of a percent; or (2) a London interbank offered rate (Libor), as adjusted for reserve requirements, plus 4 percent. All borrowings were based on the Libor rate plus 4 percent (10% at December 31, 1999). Accrued interest was generally payable quarterly. Interest incurred and capitalized for the period ended December 31, 1999 totaled $471,000. The Company had outstanding borrowings under the Nortel Credit Facility of approximately $27.6 million at December 31, 1999.

     On July 12, 2000, the Nortel Credit Facility was repaid in full with the proceeds from the issuance of the Notes. In connection with the early extinguishment of the Nortel Credit Facility, the Company recorded an extraordinary loss of approximately $1.5 million related to the write-off of the unamortized deferred financing costs at July 12, 2000.

     An unused facility commitment fee ranging from 0.75% to 1.5% on the daily average unused portion of the Nortel Credit Facility was due on a quarterly basis. The commitment fee expense for each of the year ended December 31, 2000 and the period ended December 31, 1999 was approximately $81,000.

     For the period ended December 31, 1999, the Company incurred expenses of approximately $1.6 million for a loan origination fee and for debt issuance costs associated with obtaining the Nortel Credit Facility which were capitalized.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

     Senior Secured Credit Facility

     On July 12, 2000, the Company entered into an amended and restated credit facility with Toronto Dominion (Texas), Inc. and GE Capital Corporation for a $140.0 million senior secured credit facility ("credit facility") to replace the Nortel Credit Facility. The credit facility permits the Company to borrow up to $140.0 million through two tranches (Tranche A--$90.0 million and Tranche B--$50.0 million) subject to a borrowing base limitation which is an amount equal to 100% of the gross book value of all the property and equipment owned by the Company. The credit facility contains certain financial ratios and other financial conditions similar to the Nortel Credit Facility and is collateralized by all of the Company's assets and assignment of the Sprint PCS Agreements. The Company has borrowed $25.0 million under this credit facility as of December 31, 2000 and such borrowings bear interest at 10.44% as of December 31, 2000.

     Commencing March 31, 2004, and on the last day of each calendar quarter ending during the periods set forth below, the Tranche A commitment as of March 30, 2004 shall be automatically and permanently reduced by the percentage amount set forth below for the quarters indicated:

     . for the four quarters commencing with the fiscal quarter ending March 31, 2004, 2.50% per quarter;

     .    for quarters five through eight, 3.75% per quarter;

     .    for quarters nine through sixteen, 6.25% per quarter; and

     .    for the last two quarters, 12.50% per quarter.

     The Tranche B commitment shall be automatically and permanently reduced by the amount of any available Tranche B commitment as of and on June 30, 2001.

     Commencing March 31, 2004, the Company must begin to repay, in quarterly installments, the principal on all borrowings outstanding as of March 30, 2004 made under the Tranche B commitment. A fixed percentage on all Tranche B borrowings will be due each quarter as follows:

     . for the first four quarters commencing with the fiscal quarter ending March 31, 2004, 2.50% of the principal balance of the loan is due per quarter;

     .    for quarters five through eight, 3.75% per quarter;

     .    for quarters nine through sixteen, 6.25% per quarter; and

     .    for the last two quarters, 12.50% per quarter.

     If the Company borrows the maximum amount under Tranche B, the aggregate amount required to be repaid for each of the four periods above will be $5.0 million, $7.5 million, $25.0 million, and $12.5 million, respectively.

     Any principal that has not been paid by the maturity date, June 30, 2008, is due at that time.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

     The Company may voluntarily prepay any of the loans at any time. Tranche A permits reborrowings on a revolving basis but amounts repaid under Tranche B may not be reborrowed.

     The Company will have to make mandatory prepayments under certain circumstances, including among others:

     . 50% of the Company's excess annual cash flow as computed under the senior secured credit agreement, commencing April 30, 2004 with respect to the fiscal year ending December 31, 2003;

     . Any amount in excess of $1.0 million per calendar year received as net proceeds of asset sales outside the ordinary course of business or insurance proceeds subject to certain exceptions, to the extent not reinvested in property or assets within a stated period of time;

     . 50% of the net proceeds of any equity issuance excluding the committed issuance of the convertible preferred stock, an initial public offering and any offering to a borrower or guarantor party to the senior secured financing; and

     . 100% of the net proceeds of a debt issuance excluding permitted indebtedness.

     All prepayments described above are applied to the outstanding loan balances pro rata between Tranche A and Tranche B and pro rata across the maturities.

     From the date of the senior secured credit agreement through and including the date on which earnings before interest, taxes and depreciation and amortization ("EBITDA") is greater than zero for two consecutive fiscal quarters, the Company may borrow money at the lesser of either:

     . A base rate loan with an interest rate equal to 2.75% plus the higher of:

          .    The prime rate of the Toronto-Dominion Bank, New York Branch or

          .    The federal funds effective rate plus 0.5%; or

     . A Eurodollar loan with an interest rate equal to the London interbank offered rate ("LIBOR"), plus 3.75%.

     After the date of which EBITDA is greater than zero for two consecutive fiscal quarters, the base rate margin will range from 2.75% to 2.25% and the Eurodollar loan margin will range from 3.75% to 3.25%, depending upon the leverage ratio as of the most recently ended fiscal quarter.

     The Company is required within six months from the effective date of the credit agreement to maintain in full force and effect through the maturity date one or more interest rate protection agreements (i.e. swap, cap, collar or similar agreement) for a period of three years or the date ending on the earlier to occur of the maturity date or the date upon which all of the loans have been paid in full or have terminated or expired, to fix or place a limit upon a rate of interest with respect to not less than an aggregate notional amount equal to fifty percent of the aggregate principal amount of debt that does not have a fixed interest rate. On January 12, 2001, the Company entered into an interest rate cap agreement (see Note
     18).

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

     The Company incurred approximately $4.1 million of costs associated with obtaining the credit facility. Those costs consisted of loan origination fees, legal fees and other debt issuance costs that have been capitalized and are being amortized to interest expense using the effective interest method over the term of the credit facility.

     An unused facility commitment fee ranging from 1.0% to 1.5% on the daily average unused portion of the credit facility is due on a quarterly basis. The commitment fee expense for the year ended December 31, 2000 was approximately $1,009,000.

     As a condition of the credit facility, Sprint PCS has entered into a consent and agreement with the lenders that modifies Sprint PCS' rights and remedies under its management agreement with the Company. Among other things, Sprint PCS consented to the pledge of substantially all of the Company's assets, including the management agreement, to the lenders. In addition, Sprint PCS may not terminate the management agreement with the Company and must maintain 10 MHz of PCS spectrum in the Company's markets until the credit facility is satisfied or the Company's assets are sold pursuant to the terms of the consent and assignment with the lenders.

     The Company is required to maintain certain financial ratios and other financial conditions including debt coverage ratios, minimum levels of revenue and wireless subscribers, and limitations on capital expenditures. Additionally, the Company has agreed not to merge, dispose of its assets, make restricted payments, including dividends, and certain other matters as defined in the credit facility. On February 23, 2001, the Company entered into an amendment to the credit facility which included a consent to the purchase from Sprint PCS of the Iowa City and Cedar Rapids, Iowa BTAs discussed in Note 18 and which amended certain covenant definitions and requirements. At December 31, 2000, the Company was in compliance with these covenants in accordance with the amended credit facility.

     Annual maturities of the long-term debt are as follows as of December 31, 2000:

       December 31,
           2001                                               $           -
           2002                                                           -
           2003                                                           -
           2004                                                   2,500,000
           2005                                                   3,750,000
           Thereafter                                           318,750,000
                                                              -------------
           Total                                                325,000,000
           Less:  Unamortized discount                         (167,419,000)
                                                              -------------
           Total long-term debt                               $ 157,581,000
                                                              =============
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

10.  LEASE COMMITMENTS

     The Company is obligated under non-cancelable operating lease agreements for offices, stores, network equipment space and cell sites. At December 31, 2000, the future minimum annual lease payments under these non-cancelable operating lease agreements are as follows (in thousands):

          December 31,
              2001                                                     $ 5,555
              2002                                                       5,509
              2003                                                       5,238
              2004                                                       4,609
              2005                                                       3,176
              Thereafter                                                11,153
                                                                       -------
              Total                                                    $35,240
                                                                       =======

     Rental expense was approximately $3,045,000 and $446,000 for the year ended December 31, 2000 and the period ended December 31, 1999, respectively, of which approximately $53,000 and $31,000, respectively, was paid to one of the Company's stockholders/members. Included in minimum lease commitments is approximately $474,000 and $527,000 for the year ended December 31, 2000 and the period ended December 31, 1999, respectively, payable to one of the Company's stockholders/members.

     The Company leases a tower site and several phone systems under capital leases. At December 31, 2000, the future payments under the capital lease obligations, less imputed interest, are as follows (in thousands):

          December 31,
             2001                                                         $  37
             2002                                                            27
             2003                                                            26
             2004                                                            27
             2005                                                            28
             Thereafter                                                     344
                                                                          -----
             Total minimum lease payments                                   489
             Less amount representing interest                             (252)
                                                                          -----
             Present value of net minimum lease payments                    237
             Less current obligations under a capital lease                 (12)
                                                                          -----
             Long-term obligations under a capital lease                  $ 225
                                                                          =====

     The following is a summary of property and equipment under capital leases included in the accompanying consolidated balance sheet at December 31, 2000 (in thousands):

        Network assets                                                   $224
        Office equipment                                                   26
                                                                         ----
                                                                          250
        Less accumulated depreciation                                      (5)
                                                                         ----
                                                                         $245
                                                                         ====
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

11.  PURCHASE COMMITMENTS

     On May 24, 1999 the Company entered into a three-year $32.0 million agreement with Nortel for the purchase of network equipment and infrastructure, including switches and base station controllers. On July 11, 2000 the amount was increased from $32.0 million to $60.0 million. Nortel did provide financing to the Company until July 12, 2000 for these purchases pursuant to the Nortel Credit Facility discussed in Note 9. Under the agreement, the Company receives a discount on the network equipment and services because of the Sprint PCS affiliation, but pays a slight premium to the discounted price on any equipment and services financed by Nortel. If the Company's affiliation with Sprint PCS ends, Nortel has the right to either terminate the agreement or, with the Company's consent, modify the agreement to establish new prices, terms and conditions. As of December 31, 2000, the Company has a remaining commitment to purchase approximately $18.7 million of equipment and services from Nortel.

     In July 2000 the Company entered into an equipment purchase agreement with Lucent Technologies Inc. ("Lucent") for the purchase of network equipment and infrastructure which includes one switch and 100 base station controllers for the Michigan markets within the first year of the agreement and an additional 32 base station controllers during the second year. In addition, the Company has agreed to use Lucent's equipment exclusively in the construction of the Company's network located within the state of Michigan. As of December 31, 2000, the Company has purchased approximately $10.5 million of equipment and has a remaining commitment to purchase approximately $6.7 million of equipment. The Company has entered into this agreement with Lucent as an additional affiliate of Sprint PCS and is subject to the terms and conditions of a procurement and services contract between Lucent and an affiliate of Sprint PCS which will expire on January 31, 2006.

12.  EMPLOYEE BENEFITS

     The Company has established a 401(k) plan (the "Plan") in which substantially all employees may participate. The Plan allows eligible employees to contribute up to 15% of their compensation and provides that the Company will make matching contributions of 50% up to the first eight percent of an employee's contribution. In addition, the Company may make discretionary contributions to the Plan. Company contributions to the Plan were approximately $38,000 and $14,000 for the year ended December 31, 2000 and the period ended December 31, 1999, respectively.

13.  REDEEMABLE PREFERRED STOCK

     Contemporaneously with the issuance of the 300,000 units discussed in Note 9, the Company issued to an investor group 9,090,909 shares of Series A-1 convertible participating preferred stock ("Series A-1 preferred stock") at a purchase price of $5.50 per share, yielding gross proceeds of $50.0 million; net proceeds were approximately $46.4 million. On December 28, 2000, the Company issued to the same investor group 14,000,000 shares of Series A-2 convertible participating preferred stock ("Series A-2 preferred stock") at a purchase price of $5.00 per share, yielding gross proceeds of $70.0 million; net proceeds were approximately $65.8 million.

     The holders of Series A-1 preferred stock and Series A-2 preferred stock may, at their option, convert all or any such shares into shares of common stock. Each share of Series A-1 preferred stock and Series A-2 preferred stock shall automatically convert into common stock under certain conditions including a public offering of securities with gross proceeds of $50 million or a change of control. The holders of Series A-1 preferred stock and Series A-2 preferred stock have the same voting rights as common stockholders. The Series A-1 preferred stock ranks senior to common
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR stock and on parity with the Series A-2 preferred stock. In the event that the Company has not completed an initial public offering of common stock or consummated a business transaction meeting certain criteria by the fifth anniversary of the investment, the investor group has the right to request the Company to repurchase the Series A-1 preferred stock and Series A-2 preferred stock at fair market value, unless the Company's Board of Directors determines, in its sole discretion, that it is not in the Company's best interests to do so, whereupon the investor group would have the right to force a sale of the Company subject to the rights of Sprint and Sprint PCS under the Sprint PCS Agreements. The Series A-1 preferred stock and Series A-2 preferred stock have a mandatory redemption for cash at an amount equal to the stated value plus accrued dividends on July 12, 2011. The Company accretes the carrying value of the Series A-1 preferred stock and Series A-1 preferred stock (net of offering costs incurred) to the redemption amount by the effective interest method. During the year ended December 31, 2000, the Company recorded approximately $150,000 and approximately $4,000 of accretion on the Series A-1 preferred stock and Series A-2 preferred stock, respectively.

     The Company allocated the entire net proceeds received from the issuance of Series A-1 preferred stock of approximately $46.4 million to the beneficial conversion feature on the issuance of Series A-1 preferred stock in accordance with EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." The beneficial conversion feature was calculated at the issuance date of the Series A-1 preferred stock based on the difference between the conversion price of $5.50 per share and estimated fair value of the common stock at that date. This amount, however, was limited to the proceeds received from issuing the beneficial convertible security. As the Series A-1 preferred stock was immediately convertible, the Company also recorded accretion of approximately $46.4 million to additional paid-in capital.

     The Company allocated the entire net proceeds received from the issuance of the Series A-2 preferred stock of approximately $65.8 million to the Series A-2 preferred stock in accordance with EITF Issue No. 00-27 "Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." No beneficial conversion feature was considered to exist due to the conversion price of the Series A-2 preferred stock at time of issuance exceeding the estimated fair value of the common stock at that date.

     The Series A-1 preferred stock and Series A-2 preferred stock bear cumulative dividends, whether or not declared, at the rate of 7.5% of the preferred liquidation preference per year and, when paid, shall be paid only in additional shares of preferred stock. Dividends shall accumulate and compound semi-annually. The preferred liquidation preference is equal to $5.50 (Series A-1) and $5.00 (Series A-2) per share plus any accrued but unpaid dividends on such share of preferred stock. Dividends on each share shall accrue on a daily basis and be cumulative from the date of original issue. During the year ended December 31, 2000, the Company recorded approximately $1.8 million and approximately $58,000 for accrued dividends on Series A-1 preferred stock and Series A-2 preferred stock, respectively, as a charge to additional paid in capital.

     In addition to the 7.5% dividend, when and if the Board of Directors declares a dividend payable with respect to the then outstanding shares of common stock, the holders of the Series A-1 preferred stock and Series A-2 preferred stock shall be entitled to the amount of dividends per share as would be payable on the number of shares of common stock into which such shares of Series A-1 preferred stock and Series A-2 preferred stock could then be converted. Upon the occurrence of a change of control prior to July 12, 2005, the Company will be obligated to pay a special dividend to each holder of Series A-1 preferred stock and Series A-2 preferred stock (except as to any changes of control in connection with a business combination with a private company as to which the investor
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR group waives its right to receive such dividend) in an amount equal to the amount of all unpaid dividends that would have been payable through July 12, 2005.

14.  EQUITY

     The Predecessor Company was organized as a LLC and, as such, had no outstanding stock. Owners (members) actually held a membership interest in the LLC. As a result, the investment of those members in the Predecessor Company is reflected as Contributed Capital--Predecessor Company in the accompanying consolidated balance sheet and consolidated statement of redeemable preferred stock and equity as of December 31, 1999.

     On March 12, 1999, the Company entered into a management agreement (the "Management Agreement") with Mr. Yager to act as the Manager of the Predecessor Company. The Management Agreement entitled Mr. Yager to a cash bonus equal to 2.5% of the fair market value of the Company in the event of a Transfer (as defined in the Management Agreement) of all or substantially all of the assets of the Company, or 2.5% of the fair market value of any transferred interests in the Company, in excess of the applicable member's cumulative contributions. Effective as of February 29, 2000, Mr. Yager and the Company agreed to terminate the Management Agreement, and in exchange therefor Mr. Yager received a 1.5% ownership interest in the Predecessor Company. In addition, the Company paid the withholding tax obligation arising by reason of the issuance of the 1.5% ownership interest to Mr. Yager, and the federal and state taxes on the issuance of the ownership interest and payment of the withholding tax obligation. Based upon the expected offering price of the initial public offering as determined on April 24, 2000, the Company recorded non-cash compensation expense of approximately $8.5 million related to the ownership interest granted and recorded general and administrative expense of approximately $1.6 million related to taxes paid by the Company on behalf of Mr. Yager for the year ended December 31, 2000.

     On July 11, 2000, the Board of Directors approved the amended and restated 2000 Long Term Incentive Stock Plan. Under the plan, the Company may grant stock options, stock appreciation rights, shares of common stock and performance units to employees, consultants and directors. The total number of shares of common stock that can be awarded under the plan is 6,500,000 shares, which will be increased on December 31 of each year beginning on December 31, 2000 by a number of shares equal to 1% of the number of shares then outstanding, up to maximum of 8,000,000. On July 12, 2000, the Board of Directors granted options to members of management, employees and directors to acquire 1,558,750 shares of common stock with an exercise price of $5.50 per share.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

     At December 31, 2000, the following is a summary of options outstanding and exercisable:

                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                      Shares           Price
     Outstanding at beginning of period
       Granted                                       1,558,750         $5.50
       Granted                                          34,000          6.25
       Exercised
       Forfeited                                        (2,750)         5.50
                                                     ---------         -----
     Outstanding at end of period                    1,590,000         $5.52
                                                     =========         =====

     Options exercisable                               490,106
     Weighted-average remaining contractual life     9.5 years

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its employee and director stock options. Compensation expense is determined as the excess of the fair value of the Company's common stock at date of grant over the exercise price. Based upon the then expected offering price of a planned initial public offering, the Company recognized total unearned compensation expense of approximately $8.3 million related to these grants on July 12, 2000. This amount is being amortized as compensation expense over the vesting period of the options; such vesting period begins on the employee's date of hire and extends for four years. For directors and all future grants to employees, the vesting period begins on the date of grant and extends for four years. Total non-cash compensation expense related to such options was approximately $2.7 million for the year ended December 31, 2000.

     If compensation expense for the stock option grants had been determined based on fair value at the grant date consistent with the requirements of SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss applicable to common stockholders and net loss per share would have been the pro forma amounts indicated below for the year ended December 31, 2000:

     Net loss applicable to common stockholders (in thousands):
       As reported                                                   $(104,507)
       Pro forma                                                     $(105,290)

     Basic and diluted loss per common share:
       As reported                                                   $   (2.33)
       Pro forma                                                     $   (2.35)

     The Company's calculation of fair value of the options was made using the Black-Scholes model with the following assumptions:

     (1)  risk free interest rate of 6.35%;

     (2)  stock price based on a planned initial public offering;

     (3)  dividend yield of 0%;

     (4)  life of 4 years; and

     (5)  volatility of 40%.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Fair value estimates are subject to inherent limitations. Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimated fair values of financial instruments are not necessarily indicative of amounts the Company might realize in actual market transactions. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The carrying amounts at December 31, 2000 and December 31, 1999 for cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities, and variable rate long-term debt are reasonable estimates of their fair values. The carrying amount of fixed-rate long-term debt at December 31, 2000 is believed to approximate fair value because such debt was discounted to reflect a market interest rate at inception and such discount continues to result in an interest rate commensurate with the nature of this debt.

16.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                      Year Ended             Period Ended
                                                                   December 31, 2000      December 31, 1999
                                                                                 (in thousands)
     Supplemental disclosure of cash flow
       information - cash paid for interest                              $ 1,971                $  206

     Supplemental schedule of noncash investing
       and financial activities:
         Accounts payable incurred for the
           acquisition of property, equipment and
           construction in progress                                       16,610                $2,739
         Accounts payable incurred for the
           acquisition of microwave relocation costs                       1,833                     -
         Capital lease obligations incurred for the
           acquisition of property and equipment                             250
         Accrued dividends on redeemable preferred stock                   1,808                     -
         Accretion to the redemption amount of
           redeemable preferred stock                                        155                     -
         Grant of stock options                                            8,247                     -
         Issuance of warrants in connection
           with the senior discount notes                                 24,859                     -
         Issuance of warrants to Sprint PCS                                9,147                     -

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

17.  VALUATION AND QUALIFYING ACCOUNTS (in thousands)

                                                                                                   Balance
                                               Beginning        Costs and                         at end of
                                               of Period         Expenses         Write-Offs       Period
     Period ended December 31, 1999
       allowance for doubtful accounts         $       -        $       1         $        -      $      1
                                               =========        =========         ==========      ========
     Year ended December 31, 2000
       allowance for doubtful accounts         $       1        $     614         $     (287)     $    328
                                               =========        =========         ==========      ========

18.  SUBSEQUENT EVENTS

     On January 10, 2001 the Company exercised its option to add the Iowa City and Cedar Rapids, Iowa BTAs to its service area as discussed in Note 6. The purchase price is expected to be approximately $30.5 million, subject to adjustments for net accounts receivable and unbilled amounts, and the closing is scheduled for February 28, 2001. The Company and Sprint PCS will agree upon a purchase price allocation based on the fair value of the assets and liabilities acquired with any excess amount over fair value being allocated to the intangible asset representing the right to be the exclusive provider of Sprint PCS services in Iowa City and Cedar Rapids.

     On January 12, 2001 the Company entered into an interest rate cap agreement with a counter party for a notional amount of $12.5 million. The agreement expires in three years and caps the three-month floating LIBOR interest rate at 7.25%.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

19.  CONSOLIDATING FINANCIAL INFORMATION

     The Notes are fully, unconditionally, and joint and severally guaranteed by iPCS Wireless, Inc. and iPCS Equipment, Inc., which are wholly-owned subsidiaries of iPCS, Inc.

     The following consolidating financial information as of and for the year ended December 31, 2000 is presented for iPCS, Inc., iPCS Wireless, Inc., and iPCS Equipment, Inc., (in thousands):

                                                   Consolidating Balance Sheet
                                                     as of December 31, 2000

                                                                         iPCS
                                                                    Wireless, Inc.
                                                                          and
                                                          iPCS,       Predecessor        iPCS
                                                          Inc.          Company     Equipment, Inc.  Eliminations   Consolidated
                             Assets
     Current Assets:
       Cash and cash equivalents                         $    302        $165,287      $   369                         $165,958
       Accounts receivable, less allowance                                  5,350                                         5,350
       Other receivables                                                      231                                           231
       Intercompany receivables                           307,110          15,930                      $(323,040)
       Inventories                                                          3,314                                         3,314
       Prepaid expenses and other assets                      150           1,689                                         1,839
                                                         --------        --------      -------         ---------       --------
             Total current assets                         307,562         191,801          369          (323,040)       176,692

     Property and equipment including construction
       in progress, net                                                   107,095       19,708                          126,803
     Financing costs, less accumulated amortization         6,156           3,889                                        10,045
     Intangible assets, net                                 8,921           5,722                                        14,643
     Other assets                                                             392                                           392
                                                         --------        --------      -------         ---------       --------
             Total assets                                $322,639        $308,899      $20,077         $(323,040)      $328,575
                                                         ========        ========      =======         =========       ========

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

                          Consolidating Balance Sheet
                            as of December 31, 2000

                                                                      iPCS
                                                                 Wireless, Inc.
                                                                      and
                                                         iPCS,    Predecessor        iPCS
                                                         Inc.       Company    Equipment, Inc.     Eliminations     Consolidated
   Liabilities, Redeemable Preferred Stock and Equity
Current Liabilities:
  Accounts payable                                     $     729    $  21,785      $   4,780                           $  27,294
  Accrued expenses                                            72        2,614                                              2,686
  Accrued interest                                                         22                                                 22
  Intercompany payables                                               307,110         15,930          $(323,040)
  Deferred revenue                                                      1,346                                              1,346
  Capital lease obligations - current portion                              12                                                 12
                                                       ---------   ----------     ----------          ---------        ---------
        Total current liabilities                            801      332,889         20,710           (323,040)          31,360

Deferred gain on tower sales                                            6,000                                              6,000
Capital lease obligations - long-term                                     225                                                225
Deferred revenue                                                          392                                                392
Accrued interest                                           6,219                                                           6,219
Long-term debt                                           132,581       25,000                                            157,581
                                                       ---------   ----------     ----------          ---------        ---------
        Total liabilities                                139,601      364,506         20,710           (323,040)         201,777
                                                       ---------   ----------     ----------          ---------        ---------

Redeemable preferred stock                               114,080                                                         114,080
                                                       ---------   ----------     ----------          ---------        ---------

Equity:
  Common stock                                               449                                                             449
  Additional paid in capital                              78,321                                                          78,321
  Unearned compensation                                   (5,515)                                                         (5,515)
  Accumulated deficit                                     (4,297)     (55,607)          (633)                            (60,537)
                                                       ---------   ----------     ----------          ---------        ---------
        Total equity                                      68,958      (55,607)          (633)                             12,718
                                                       ---------   ----------     ----------          ---------        ---------
        Total liabilities, redeemable
        preferred stock and equity                     $ 322,639    $ 308,899      $  20,077          $(323,040)       $ 328,575
                                                       =========   ==========     ==========          =========        =========



                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

                     Consolidating Statement of Operations
                     for the Year Ended December 31, 2000

                                                                   iPCS
                                                              Wireless, Inc.
                                                                   and
                                                  iPCS,        Predecessor          iPCS
                                                  Inc.           Company      Equipment, Inc.  Eliminations  Consolidated
Revenues:
 Service                                                       $  20,623                                      $  20,623
 Equipment and other                                               3,355                                          3,355
                                                               ---------                                      ---------
     Total revenues                                               23,978                                         23,978
                                                               ---------                                      ---------
Operating Expenses:
 Cost of service                                                  17,026                                         17,026
 Cost of equipment                                                10,462                                         10,462
 Selling                                                          12,883                                         12,883
 General and administrative:
  Non-cash compensation                                           11,212                                         11,212
  Taxes on non-cash compensation                                   1,567                                          1,567
  Other general and administrative              $  3,925           5,278         $    116                         9,319
 Depreciation and amortization                       227           8,382                                          8,609
                                                --------       ---------         --------        --------      --------
     Total operating expenses                      4,152          66,810              116                        71,078
                                                --------       ---------         --------        --------      --------
Loss from operations                              (4,152)        (42,832)            (116)                      (47,100)
Other Income (Expense):
 Interest income                                   9,403           3,780                         $ (9,740)        3,443
 Interest expense                                 (9,548)        (11,416)            (517)          9,740       (11,741)
 Other income                                                        726                                            726
                                                --------       ---------         --------        --------      --------
Loss Before Extraordinary Item                    (4,297)        (49,742)            (633)                      (54,672)
Extraordinary item - loss on early
 extinguishment of debt                                           (1,485)                                        (1,485)
                                                --------       ---------         --------        --------      --------
Net Loss                                        $ (4,297)      $ (51,227)        $   (633)       $            $ (56,157)
                                                --------       ---------         --------        --------      --------

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)


                     Consolidating Statement of Cash Flows
                     for the Year Ended December 31, 2000

                                                                           iPCS
                                                                      Wireless, Inc.
                                                                           and
                                                             iPCS,     Predecessor       iPCS
                                                             Inc.        Company   Equipment, Inc.  Eliminations  Consolidated
Cash Flows from Operating Activities
  Net loss                                                $   (4,297)   $  (51,227)   $     (633)                   $ (56,157)
  Adjustment to reconcile net loss to net cash
    flows from operating activities:
      Depreciation and amortization                              227         8,382                                      8,609
      Loss on disposal of property and equipment                                56                                         56
      Gain on tower sales                                                     (778)                                      (778)
      Amortization of deferred gain on tower sales                            (298)                                      (298)
      Amortization of financing costs                            185           419                                        604
      Non-cash interest                                        5,109                                                    5,109
      Extraordinary loss on early extinguishment of debt                     1,485                                      1,485
      Non-cash compensation                                                 11,212                                     11,212
      Changes in assets and liabilities:
        Accounts receivable                                                 (5,258)                                    (5,258)
        Other receivables                                                     (192)                                      (192)
        Inventories                                                         (2,387)                                    (2,387)
        Prepaid expenses and other assets                       (150)       (1,649)                                    (1,799)
        Accounts payable, accrued expenses and
          accrued interest                                     7,020         8,972            28                       16,020
        Deferred revenue                                                     1,738                                      1,738
                                                          ----------    ----------    ----------      ----------    ---------
          Net cash flows from operating activities             8,094       (29,525)         (605)                     (22,036)
                                                          ----------    ----------    ----------      ----------    ---------
Cash Flows from Investing Activities:
  Capital expenditures                                                     (75,533)      (14,956)                     (90,489)
  Microwave relocation costs                                                  (504)                                      (504)
  Intangible acquired in purchase of network assets                         (3,526)                                    (3,526)
  Proceeds from tower sales                                                 12,036                                     12,036
                                                          ----------    ----------    ----------      ----------    ---------
          Net cash flows from investing activities                         (67,527)      (14,956)                     (82,483)
                                                          ----------    ----------    ----------      ----------    ---------
Cash Flows from Financing Activities:
  Proceeds from long-term debt                               152,331        37,775                                    190,106
  Repayment of Nortel debt                                                 (40,346)                                   (40,346)
  Payments on capital lease obligations                                        (13)                                       (13)
  Debt financing costs                                        (6,341)       (4,279)                                   (10,620)
  Proceeds from sale of Series A-1 redeemable
    preferred stock, net of offering costs                    46,387                                                   46,387
  Proceeds from sale of Series A-2 redeemable
    preferred stock, net of offering costs                    65,730                                                   65,730
  Members' contributions                                                    16,500                                     16,500
  Intercompany receivables/payables                         (265,899)      249,969        15,930
                                                          ----------    ----------    ----------      ----------    ---------
          Net cash flows from financing activities            (7,792)      259,606        15,930                      267,744
                                                          ----------    ----------    ----------      ----------    ---------
Increase in cash and cash equivalents                            302       162,554           369                      163,225
Cash and cash equivalents at beginning of period                             2,733                                      2,733
                                                          ----------    ----------    ----------      ----------    ---------
Cash and cash equivalents at end of period                $      302    $  165,287    $      369      $             $ 165,958
                                                          ==========    ==========    ==========      ==========    =========

The consolidating financial information for 1999 has not been provided since iPCS, Inc. and its two wholly-owned subsidiaries did not acquire the business of the Predecessor Company until July 12, 2000 as discussed in Note 1 and only the Predecessor Company had activities in 1999. Therefore, the 1999 consolidating financial information is identical to the Consolidated Financial Statements.