Form 10-Q
period 2001-03-31
IPCS INC
filed 2001-05-15
CIK 1108727

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q

                                   ---------

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 2001.

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
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


                        1900 East Golf Road, Suite 900
                          Schaumburg, Illinois 60173
         (Address of principal executive offices, including zip code)

                                (847) 944-2900
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     44,869,643 shares of common stock, $0.01 par value per share, were outstanding as of May 14, 2001.

                                  iPCS, INC.

                                   FORM 10-Q
                                MARCH 31, 2001


                               TABLE OF CONTENTS

                                                                            Page
PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements:

     Consolidated Balance Sheets at March 31, 2001 and December 31, 2000       2

     Consolidated Statements of Operations for the three months ended
      March 31, 2001 and 2000                                                  3

     Consolidated Statement of Redeemable Preferred Stock
      and Equity/Deficiency for the three months ended March 31, 2001          4

     Consolidated Statements of Cash Flows for the three months ended
      March 31, 2001 and 2000                                                  5

     Notes to Consolidated Financial Statements                                6

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                        13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.         20

PART II--OTHER INFORMATION                                                    21

  Item 1. Legal Proceedings.                                                  21

  Item 2. Changes in Securities and Use of Proceeds.                          21

  Item 3. Defaults Upon Senior Securities.                                    21

  Item 4. Submission of Matters to a Vote of Security Holders.                21

  Item 5. Other Information.                                                  21

  Item 6. Exhibits and Reports on Form 8-K.                                   22

                                    PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                              March 31,     December 31,
                                                                                                2001           2000
                                                                                             (Unaudited)
                                Assets
Current Assets:
   Cash and cash equivalents                                                                     $103,443       $165,958
   Accounts receivable, less allowance:  2001 - $587; 2000 - $328                                   8,644          5,350
   Other receivables                                                                                1,813            231
   Inventories                                                                                      2,015          3,314
   Prepaid expenses and other assets                                                                2,315          1,839
                                                                                                 --------       --------
     Total current assets                                                                         118,230        176,692

Property and equipment including construction in progress, net                                    160,147        126,803
Financing costs, less accumulated amortization: 2001 - $691; 2000 - $445                           10,042         10,045
Intangible assets, net                                                                             42,700         14,643
Other assets                                                                                          881            392
                                                                                                 --------       --------
     Total assets                                                                                $332,000       $328,575
                                                                                                 ========       ========

          Liabilities, Redeemable Preferred Stock and Equity/(Deficiency)
Current Liabilities:
   Accounts payable                                                                              $ 37,167       $ 27,294
   Accrued expenses                                                                                 3,070          2,686
   Accrued interest                                                                                    27             22
   Deferred revenue                                                                                 2,567          1,346
   Capital lease obligations - current portion                                                         12             12
                                                                                                 --------       --------
     Total current liabilities                                                                     42,843         31,360

Deferred gain on tower sales                                                                        6,941          6,000
Deferred rent                                                                                         590              -
Capital lease obligations - long-term portion                                                         223            225
Deferred revenue                                                                                      854            392
Accrued interest                                                                                    9,734          6,219
Long-term debt                                                                                    160,469        157,581
                                                                                                 --------       --------
     Total liabilities                                                                            221,654        201,777
                                                                                                 --------       --------

Redeemable preferred stock $0.01 par value; 75,000,000 shares authorized; 23,090,909              116,538        114,080
  shares issued and outstanding                                                                  --------       --------

Commitments and contingencies

Equity/(Deficiency):
  Common stock, $0.01 par value; 300,000,000 shares authorized; 44,869,643 shares
   issued and outstanding                                                                             449            449
  Additional paid in capital                                                                       75,863         78,321
  Unearned compensation                                                                            (5,002)        (5,515)
  Accumulated deficit                                                                             (77,502)       (60,537)
                                                                                                 --------       --------
     Total equity/(deficiency)                                                                     (6,192)        12,718
                                                                                                 --------       --------
     Total liabilities, redeemable preferred stock and equity/(deficiency)                       $332,000       $328,575
                                                                                                 ========       ========

See notes to consolidated financial statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (In thousands, except share data)

                                                                                          For the Three Months Ended
                                                                                           March 31,       March 31,
                                                                                             2001            2000
Revenues:
     Service                                                                              $    14,903     $     1,129
     Equipment and other                                                                        1,539             375
                                                                                          -----------     -----------
        Total revenues                                                                         16,442           1,504
                                                                                          -----------     -----------

Operating Expenses:
     Cost of service (excluding non-cash compensation of $49 in 2001)                          12,248           1,732
     Cost of equipment                                                                          5,362             978
     Selling (excluding non-cash compensation of $25 in 2001)                                   6,379           1,026
     General and administrative:
          Non-cash compensation                                                                   513           8,480
          Taxes on non-cash compensation                                                            -           1,567
          Other general and administrative                                                      2,048           1,277
      Depreciation and amortization                                                             3,463           1,344
                                                                                          -----------     -----------
        Total operating expenses                                                               30,013          16,404
                                                                                          -----------     -----------
Loss from operations                                                                          (13,571)        (14,900)

Other Income (Expense):
     Interest income                                                                            1,972              43
     Interest expense                                                                          (5,900)           (206)
     Other income                                                                                 534              (9)
                                                                                          -----------     -----------
Net Loss                                                                                  $   (16,965)    $   (15,072)
                                                                                          ===========     ===========

Net loss                                                                                  $   (16,965)    $   (15,072)
Dividends and accretion on redeemable preferred stock                                          (2,458)              -
                                                                                          -----------     -----------
Net loss available to common stockholders                                                 $   (19,423)    $   (15,072)
                                                                                          ===========     ===========

Basic and diluted net loss per share of
     common stock                                                                         $     (0.43)    $     (0.34)
                                                                                          ===========     ===========


Weighted average common shares outstanding                                                 44,869,643      44,869,643
                                                                                          ===========     ===========

See notes to consolidated financial statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
  CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK AND EQUITY/DEFICIENCY
                                  (Unaudited)
                       (In thousands, except share data)


                                              Redeemable         /
                                            Preferred Stock      /      Common Stock       Additional       Unearned    Accumulated
                                           Shares      Amount    /     Shares    Amount  Paid in Capital  Compensation    Deficit
                                                                 /
BALANCE AT JANUARY 1, 2001               23,090,909   $114,080   /   44,869,643    $449          $78,321       ($5,515)    ($60,537)
Accrued dividends on redeemable                                  /
   preferred stock                                       2,284   /                                (2,284)
                                                                 /
Accretion to redemption amount of                                /
   redeemable preferred stock                              174   /                                  (174)
                                                                 /
Amortization of unearned compensation                            /                                                 513
Net loss                                                         /                                                          (16,965)
                                         ----------  ---------   /   ----------  ------        ---------     ---------    ---------
BALANCE AT MARCH 31, 2001                23,090,909   $116,538   /   44,869,643    $449          $75,863       ($5,002)    ($77,502)
                                         ==========   ========   /   ==========  ======        =========     =========    =========

See notes to consolidated financial statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                               For the Three Months Ended
                                                                                            March 31,                March 31,
                                                                                              2001                     2000
Cash Flows from Operating Activities:
 Net loss                                                                            $       (16,965)           $     (15,072)
 Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                                                              3,463                    1,344
    Gain on disposal of property and equipment                                                    (1)                       -
    Gain on tower sales                                                                         (532)                       -
    Amortization of deferred gain on tower sales                                                (164)                     (29)
    Amortization of deferred rent                                                                (10)                       -
    Amortization of financing costs                                                              246                      103
    Non-cash interest                                                                          2,908                        -
    Non-cash compensation                                                                        513                    8,480
    Changes in assets and liabilities:
     Accounts receivable                                                                      (2,455)                    (137)
     Other receivables                                                                          (642)                       7
     Inventories                                                                               1,299                      186
     Prepaid expenses and other assets                                                          (938)                    (411)
     Accounts payable, accrued expenses and accrued interest                                   7,520                    3,469
     Deferred revenue                                                                          1,683                        -
                                                                                     ---------------            -------------
      Net cash flows from operating activities                                                (4,075)                  (2,060)
                                                                                     ---------------            -------------
Cash Flows from Investing Activities:
 Capital expenditures                                                                        (30,504)                  (8,614)
 Acquisition of the Iowa City/Cedar Rapids, Iowa markets                                     (31,823)                       -
 Proceeds from build-to-suit agreement                                                           775                        -
 Proceeds from tower sales                                                                     3,404                    2,000
                                                                                     ---------------            -------------
      Net cash flows from investing activities                                               (58,148)                  (6,614)
                                                                                     ---------------            -------------
Cash Flows from Financing Activities:
 Proceeds from long-term debt                                                                      -                    1,565
 Payments on capital lease obligations                                                            (3)                       -
 Debt financing costs                                                                           (243)                      (6)
 Interest rate protection costs                                                                  (46)                       -
 Members' contributions                                                                            -                    6,500
                                                                                     ---------------            -------------
      Net cash flows from financing activities                                                  (292)                   8,059
                                                                                     ---------------            -------------
Decrease in cash and cash equivalents                                                        (62,515)                    (615)
Cash and cash equivalents at beginning of period                                             165,958                    2,733
                                                                                     ---------------            -------------
Cash and cash equivalents at end of period                                           $       103,443            $       2,118
                                                                                     ===============            =============

See notes to consolidated financial statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2001 and 2000
                                  (Unaudited)


1.   BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with rules issued by the Securities and Exchange Commission for preparing interim financial information and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 29, 2001.

     All significant intercompany accounts or balances have been eliminated in consolidation. Certain amounts in the 2000 financial statements have been reclassified to conform to the current period's presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:

     Prior to January 1, 2001, the Company recorded promotional cash credits and rebates granted to customers as expenses. Effective January 1, 2001, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") 00-14, "Accounting for Certain Sales Incentives". The EITF requires that, when recognized, the reduction in or refund of the selling price of the product or service resulting from any cash incentive should be classified as a reduction in revenue and not as an operating expense. The adoption of EITF 00-14 in the first quarter of 2001, resulted in a reduction in revenue of approximately $2.6 million and an offsetting reduction in operating expenses. In accordance with the provisions of EITF 00-14, approximately $0.1 million of operating expenses for the three months ended March 31, 2000 have been reclassified as a reduction in revenue.

Loss Per Share:

      Basic and diluted loss per share are calculated by dividing the net loss by the weighted average number of shares of common stock of iPCS, Inc. outstanding. For the three months ended March 31, 2000, the calculation is based on the number of shares that would have been outstanding as if the shares of common stock of iPCS, Inc. into which the Predecessor Company's members' interests were converted had been outstanding for the period presented. The calculation was made in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed conversion of redeemable preferred stock or exercise of options and warrants is antidilutive.

Recently Issued Accounting Pronouncements:

     In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal years beginning after June 15, 2000. The adoption by the Company on January 1, 2001 did not have an effect on the Company's results of operations, financial position, or cash flows. However, as discussed in Note 10, the Company did enter into an interest rate cap agreement on January 12, 2001.

3.   REORGANIZATION

     On July 12, 2000, Illinois PCS, LLC (the "Predecessor Company") reorganized its business into a C Corporation in which members of the Predecessor Company received 44,869,643 shares of common stock of iPCS, Inc. in exchange for their ownership interests in the Predecessor Company. As of July 12, 2000, the Predecessor Company merged with and into iPCS Wireless, Inc., a wholly-owned subsidiary of iPCS, Inc. iPCS Equipment, Inc. was also formed and is a wholly-owned subsidiary of iPCS Wireless, Inc. iPCS Wireless, Inc. will continue the activities of the Predecessor Company and, for accounting purposes, this transaction was accounted for as a reorganization of the Predecessor Company into a C Corporation. iPCS, Inc. and its subsidiaries, including the Predecessor Company, are collectively referred to as the "Company."

4.   AMENDMENT TO SPRINT PCS AGREEMENTS

     On January 10, 2001 the Company exercised its option to purchase from Sprint PCS certain telecommunications equipment and retail store assets and inventory located in the Iowa City and Cedar Rapids, Iowa markets. Concurrently with the closing, the Sprint PCS Management Agreement which sets forth the terms of the Company's long-term affiliation with Sprint PCS was amended to reflect the expansion of the Company's territory to include these two additional Iowa markets which included over 14,000 customers. The Company closed on this transaction on February 28, 2001 and paid approximately $31.6 million to Sprint PCS. The Company has accounted for this business combination using the purchase method. The Company made a preliminary allocation of the purchase price based on the fair values of the assets and liabilities acquired and allocated the excess amount over the fair value of net assets acquired to the intangible asset representing the right to be the exclusive provider of Sprint PCS services in the Iowa City and Cedar Rapids, Iowa markets.

Amounts related to the Sprint PCS agreements for the three months ended March 31, 2001 and March 31, 2000 are as follows (in thousands):

                                                           Three Months Ended
                                                         March 31,     March 31,
                                                           2001          2000
Amounts included in the Consolidated
  Statements of Operations:
   Cost of service                                      $   8,325     $     565
   Cost of equipment                                        5,282           965
   Selling                                                    571           164
   General and administrative                                  23             3
Amount included in the Consolidated Balance Sheets:
   Inventory                                                1,901           698

Amounts due from and due to Sprint PCS, included in accounts receivable and accounts payable, respectively, are as follows (in thousands):


                                                         March 31,     March 31,
                                                           2001          2000
Due from Sprint PCS                                     $   9,737     $     218
Due to Sprint PCS                                           8,240           989


5.  PROPERTY AND EQUIPMENT INCLUDING CONSTRUCTION IN PROGRESS

    Property and equipment including construction in progress consists of the following (in thousands):

                                                         March 31,  December 31,
                                                           2001         2000
Network assets                                          $  86,120     $  79,757
Computer equipment                                          1,945         1,816
Furniture, fixtures, office equipment and
   leasehold improvements                                   4,915         2,698
                                                        -----------------------
Total property and equipment                               92,980        84,271
Less accumulated depreciation and amortization            (11,322)       (8,285)
                                                        -----------------------
Property and equipment, net                                81,658        75,986
Construction in progress (network build-out)               78,489        50,817
                                                        -----------------------
Property and equipment including
   construction in progress, net                        $ 160,147     $ 126,803
                                                        =======================

6.   INTANGIBLE ASSETS, NET

     Intangible assets consists of the following (in thousands):

                                                                        March 31,           December 31,
                                                                          2001                  2000
Exclusive provider rights which arose with the issuance of
   warrants to Sprint PCS                                                 $ 9,147               $ 9,147
Exclusive provider rights which arose with the purchase of
   assets in Michigan from Sprint PCS                                       3,526                 3,526
Exclusive provider rights which arose with the acquisition of
   the Iowa City and Cedar Rapids, Iowa markets (see Note 4)               28,373                     -
Microwave clearing costs                                                    2,337                 2,337
                                                                  -------------------------------------
Total intangible assets                                                    43,383                15,010
Less accumulated amortization                                                (683)                 (367)
                                                                  -------------------------------------
Intangible assets, net                                                    $42,700               $14,643
                                                                  =====================================


7.   DEFERRED GAIN ON TOWER SALES

     On May 28, 1999, the Company signed a tower sale and leaseback agreement with American Tower Corporation ("American Tower"). Under the agreement, the Company was to locate sites for, develop and construct between sixty and eighty wireless communications towers and then sell the towers to American Tower. The term of this agreement, which was set to expire at the earlier of the date of the final tower sale or December 31, 2000, was amended in November 2000 to extend the expiration date to February 28, 2001.

     On January 2, 2001, twelve towers were sold to American Tower for approximately $3.4 million, resulting in a gain of approximately $1.6 million of which approximately $0.5 million was recognized at the time of the sale and the remainder was deferred and is being amortized as a reduction to rental expense over the initial lease term of ten years. The sale of the first seven towers in this transaction satisfied the terms of the agreement signed in 1999. The remaining five towers were sold as individual tower sales to American Tower.

8.   DEFERRED RENT

     On December 29, 2000, the Company signed a build-to-suit agreement with Trinity Wireless Towers, Inc. ("Trinity") whereby the Company agreed to locate and obtain ground leases for tower sites and deliver assignments of these leases to Trinity for at least seventy-five towers located in Iowa and Nebraska. Trinity agreed to reimburse the Company for site acquisition and development costs, build a tower at these sites, and to purchase the site at the time of the commencement of the tower lease with Trinity.

     During the three months ended March 31, 2001, the Company entered into tower leases for twelve sites. The Company recorded approximately $0.6 million as deferred tower rent that will be amortized as a reduction to rental expense over the life of the initial tower lease term of five years.

9.   INCOME TAXES

     Prior to July 12, 2000, the Predecessor Company operated as a limited liability company ("LLC") and, as a result, its losses were included in the income tax returns of its members. Therefore, the accompanying consolidated financial statements do not include any income tax amounts prior to July 12, 2000. Subsequent to July 12, 2000, the date of reorganization as discussed in
Note 3, the Company became a C Corporation and began accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." No benefit for federal income taxes has been recorded for the three months ended March 31, 2001, as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss carry forwards, would have been offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company's limited operating history. At March 31, 2001, the Company has net operating loss carry forwards for federal income tax purposes of approximately $35.2 million which are available to offset future taxable income through 2021.

10.  SENIOR SECURED CREDIT FACILITY

     On January 12, 2001, as required under the terms of the senior secured credit facility, the Company entered into an interest rate cap agreement with a counter party for a notional amount of $12.5 million to manage the interest rate risk on the Company's variable rate debt. The agreement expires in three years and caps the three-month LIBOR interest rate at 7.25%. The Company recorded a loss of approximately $19,000 during the three months ended March 31, 2001, related to this derivative.

     On February 23, 2001, the Company entered into an amendment to the senior secured credit facility which included a consent to the expansion of our territory to include the Iowa City and Cedar Rapids, Iowa BTA's discussed in
Note 4 and which amended certain covenant definitions and requirements.


11.  STOCK OPTIONS

     On February 28, 2001, the Board of Directors granted options to members of management, employees and directors to acquire 1,414,750 shares of common stock with an exercise price of $4.65 per share. The vesting period for employee stock options begins on the later of the employee's hire date or January 1, 2001 and extends for four years. For directors, the vesting period begins on January 1, 2001 and extends for four years.

     At March 31, 2001, the following is a summary of options granted and outstanding:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                       Shares            Price
                                                     ---------         --------

Outstanding at December 31, 2000                     1,590,000         $   5.52
     Granted                                         1,414,750             4.65
     Exercised                                               -                -
     Forfeited                                          (1,500)            5.50
                                                     ---------         --------


Outstanding at March 31, 2001                        3,003,250         $   5.11
                                                     =========         ========

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its employee and director stock options. Compensation expense is determined as the excess of the fair value of the Company's common stock at date of grant over the exercise price. Based upon the then expected offering price of a planned initial public offering in 2000, the Company recognized total unearned compensation expense of approximately $8.3 million related to the grants made in July 2000. This amount is being amortized as compensation expense over the vesting period of the options; such vesting period begins on the employee's date of hire and extends for four years. For directors and all subsequent grants to employees, the vesting period begins on the date of grant and extends for four years. Total non-cash compensation expense related to such options was approximately $0.5 million for the three months ended March 31, 2001. There was no compensation expense recorded for the grants made in the first quarter of 2001 since the exercise price was equal to the estimated fair value of the Company's common stock.


12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                           For the Three Months Ended
                                                           March 31,         March 31,
                                                            2001              2000
                                                                 (in thousands)
     Supplemental disclosure of cash flow information-
      cash paid for interest                               $   616           $   720

     Supplemental schedule of noncash investing and financing activities:

      Accounts payable incurred for the acquisition of
       property, equipment and construction in process      22,867             6,078

      Accrued dividends on redeemable preferred stock        2,284                -

      Accretion to the redemption amount of preferred
       stock                                                   174                -

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The Notes are fully, unconditionally, and joint and severally guaranteed by iPCS Wireless, Inc. and iPCS Equipment, Inc., which are wholly-owned subsidiaries of iPCS, Inc. The following unaudited condensed consolidating financial information as of and for the three months ended March 31, 2001 is presented for iPCS, Inc., iPCS Wireless, Inc., and iPCS Equipment, Inc. (in thousands):


                                                       iPCS,           iPCS           iPCS
                                                        Inc.      Wireless, Inc   Equipment, Inc   Eliminations     Consolidated

                                            Condensed Consolidated Balance Sheet
                      Assets
Current Assets:
  Cash and cash equivalents                         $      300    $     103,139   $            4                    $    103,443
  Accounts and other receivables, net                       -            10,364               93                          10,457
  Intercompany receivables                             315,396           23,063            1,140   $   (339,599)             -
  Other current assets                                      84            4,246                                            4,330
                                                    ----------------------------------------------------------------------------
    Total current assets                               315,780          140,812            1,237       (339,599)         118,230
  Property and Equipment, net                                           127,484           32,668             (5)         160,147
  Intangibles, net                                       8,796           33,904                                           42,700
  Other non-current assets                               6,283            4,640                                           10,923
                                                    ----------------------------------------------------------------------------
    Total assets                                    $  330,859    $     306,840   $       33,905   $   (339,604)    $    332,000
                                                    ============================================================================
    Liabilities, Redeemable Preferred Stock
      and Equity/(Deficiency)
Current Liabilities:
  Accounts payable                                  $       52    $      24,969   $       12,146                    $     37,167
  Intercompany payables                                                 316,536           23,063   $   (339,599)             -
  Other current liabilities                                 21            5,653                2                           5,676
                                                    ----------------------------------------------------------------------------
    Total current liabilities                               73          347,158           35,211       (339,599)          42,843
  Accrued interest                                       9,734                                                             9,734
  Long-term debt                                       135,469           25,000                                          160,469
  Other non-current liabilities                            -              8,608                                            8,608
                                                    ----------------------------------------------------------------------------
    Total liabilities                                  145,276          380,766           35,211       (339,599)         221,654
                                                    ----------------------------------------------------------------------------
Redeemable preferred stock                             116,538                                                           116,538
                                                    ----------------------------------------------------------------------------
Common stock                                               449                                                               449
Additional paid in capital                              75,863                                                            75,863
Unearned compensation                                   (5,002)                                                           (5,002)
Accumulated deficit                                     (2,265)         (73,926)          (1,306)            (5)         (77,502)
                                                    ----------------------------------------------------------------------------
  Total equity/(deficiency)                             69,045          (73,926)          (1,306)            (5)          (6,192)
                                                    ----------------------------------------------------------------------------
  Total liabilities, redeemable preferred
    stock and equity/(deficiency)                   $  330,859    $     306,840   $       33,905   $   (339,604)    $    332,000
                                                    ============================================================================

                                          Condensed Consolidated Statement of Operations

Total revenues                                                    $      16,442   $        1,127   $     (1,127)    $     16,442
                                                    ----------------------------------------------------------------------------
Operating expenses                                  $      261           29,748            1,126         (1,122)          30,013
                                                    ----------------------------------------------------------------------------
Loss from operations                                      (261)         (13,306)               1             (5)         (13,571)
                                                    ----------------------------------------------------------------------------
Other income/(expense)                                   2,294           (5,015)            (673)                         (3,394)
                                                    ----------------------------------------------------------------------------
Net loss                                            $    2,033    $     (18,321)  $         (672)  $         (5)    $    (16,965)
                                                    ============================================================================

                                          Condensed Consolidated Statement of Cash Flows

Operating activities, net                           $    4,519    $      (7,844)  $         (745)  $         (5)    $     (4,075)
                                                    ----------------------------------------------------------------------------
Financing activities:
  Capital expenditures                                                  (24,897)          (5,612)             5          (30,504)
  Acquisition of Iowa City/Cedar Rapids,
    Iowa markets                                                        (31,823)                                         (31,823)
  Other financing activities                                              4,179                                            4,179
                                                    ----------------------------------------------------------------------------
Financing activities, net                                               (52,541)          (5,612)             5          (58,148)
                                                    ----------------------------------------------------------------------------
Investing activities, net                               (4,521)          (1,763)           5,992                            (292)
                                                    ----------------------------------------------------------------------------
Decrease in cash and cash equivalents                       (2)         (62,148)            (365)            -           (62,515)
Cash and cash equivalents at beginning of period           302          165,287              369                         165,958
                                                    ----------------------------------------------------------------------------
Cash and cash equivalents at end of period          $      300    $     103,139   $            4   $         -      $    103,443
                                                    ============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Forward-Looking Statements

     This quarterly report on Form 10-Q contains statements about future events and expectations, which are "forward-looking statements." Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. These statements include:

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

  Overview

     On January 22, 1999, we entered into the Sprint PCS agreements whereby we became the exclusive Sprint PCS affiliate with the right to market 100% digital, 100% PCS wireless products and services under the Sprint and Sprint PCS brand names in fifteen markets in Illinois and Iowa. The Sprint PCS agreements were amended in March 2000 to add twenty additional markets. On February 28, 2001, the Sprint PCS agreements were amended to add the Iowa City and Cedar

Rapids, Iowa markets to our territory. With these two amendments, the size of our territory was increased from a total population of 2.8 million residents to a total population of 7.4 million residents.

     Under the Sprint PCS agreements, we manage our network utilizing Sprint PCS' licensed spectrum as well as use the Sprint and Sprint PCS brand names during our affiliation with Sprint PCS. We benefit from Sprint PCS' volume pricing discounts for our purchases of network equipment, handsets and accessories. These discounts reduce the overall capital required to build our network and significantly reduce our costs of handsets and accessories. Additionally, we have access to Sprint PCS' national marketing support and distribution programs. Sprint PCS collects all revenues from our customers and remits the net amount to us. An affiliation fee of 8% of collected service revenues from Sprint PCS customers based in our territory, excluding outbound roaming, and from non-Sprint PCS customers who roam onto our network, is retained by Sprint PCS and recorded as a cost of service. Revenues generated from the sale of handsets and accessories, inbound and outbound Sprint PCS roaming fees, and from roaming services provided to Sprint PCS customers who are not based in our territory are not subject to the 8% affiliation fee.

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

     Since the date of inception, we have incurred substantial costs to negotiate the Sprint PCS agreements and our debt and equity financing, to design, engineer and build-out our network in our initial territory and to open our retail stores. We launched service in our first two markets in December 1999. In 2000, we launched service in sixteen additional markets, and in the first quarter of 2001, we launched service in four additional markets. On February 28, 2001 we completed the acquisition from Sprint PCS of the Iowa City and Cedar Rapids, Iowa markets which were previously launched by Sprint PCS. As of March 31, 2001 our network covered approximately 4.1 million residents, or approximately 73% of a total population of approximately 5.6 million residents and we had 83,783 customers.

     We expect to launch the following four markets in the second quarter of 2001: Traverse City and Mount Pleasant, Michigan, and Burlington and Ottumwa, Iowa. By the end of the third quarter of 2001, we anticipate launching our remaining nine markets in Nebraska and Iowa, at which time our market build-out will be substantially complete.

     For the three months ended March 31, 2001, we recorded a net loss of approximately $17.0 million on total revenues of approximately $16.4 million. For the three months ended March 31, 2000, we had revenues of approximately $1.5 million and our net loss was approximately $15.1 million. As of March 31, 2001, our accumulated deficit was approximately $77.5 million and we had incurred approximately $171.5 million of capital expenditures and construction in progress related to the build-out of our network. While we anticipate operating losses to continue, we expect revenues to increase substantially as the number of our customers continues to increase.

Results of Operations

  For the three months ended March 31, 2001 compared to the three months ended March 31, 2000

     Net loss. Our net loss for the three months ended March 31, 2001 was approximately $17.0 million and was the result of increased operating expenses associated with maintaining a larger customer base and a larger network along with increased customer additions. Additionally, higher depreciation expense for a larger in-service network coupled with increased interest expense related to our debt was recorded during the quarter than in the prior year's quarter. The increase in operating expenses was partially offset with increased service, equipment and other revenues. Our net loss for the three months ended March 31, 2000 was approximately $15.1 million and included a one-time charge of approximately $8.5 million of non-cash compensation expense and $1.6 million of related payroll taxes that was the result of issuing a 1.5% ownership interest in the Company to our President and Chief Executive Officer. The remaining loss for the same three months in 2000 resulted primarily from selling, general and administrative, depreciation and amortization expenses and cost of providing service exceeding service revenues, all of which were associated with the markets launched in 1999 and the first quarter of 2000.

     Service revenue. For the three months ended March 31, 2001, service revenue totaled approximately $14.9 million and was comprised of customer revenue of approximately $9.7 million and roaming revenue of approximately $5.2 million. For the same three months ended March 31, 2000 service revenue totaled approximately $1.1 million and was comprised of customer revenue of approximately $0.6 million and roaming revenue of approximately $0.5 million.

  . Customer revenue consists of services billed to our customers for monthly Sprint PCS service in our territory under a variety of service plans. The Company adopted the provisions of EITF 00-14, "Accounting for Certain Sales Incentives," in the first quarter of 2001. Accordingly, cash incentives have been recorded as a reduction of revenue rather than as an operating expense. Corresponding amounts in prior year financial statements have been reclassified to conform with current year presentation in accordance with the provisions of EITF 00-14.

  . We receive Sprint PCS roaming revenue at a per-minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS customers outside of our territory use our network. Pursuant to our Sprint PCS management agreement, this rate is $.20 per minute through December 31, 2001. In April 2001, Sprint PCS notified us of its intention to change this per-minute rate after December 31, 2001 for the remainder of the term of the agreement to a rate that provides a fair and reasonable return on the cost of the underlying network, or approximately $.10 per minute in 2002. We do not expect the change in this rate to have a material impact on our results of operations.

  . Roaming revenue also includes non-Sprint PCS roaming revenue from other wireless service providers other than Sprint PCS, when those providers' customers roam on our network.

  . Our average monthly revenue per user ("ARPU"), including long distance and roaming, for the three months ended March 31, 2001 was approximately $82. Without roaming revenue, average monthly revenue per user was approximately $54. For the three months ended March 31, 2000, ARPU with and without roaming was $96 and $51, respectively.

     Equipment and other revenues. We record revenue from the sale of our equipment from our retail stores, net of an allowance for returns and net of any cash incentives related to these equipment sales, as equipment revenue. The amount recorded during the three months ended March 31, 2001 totaled approximately $1.5 million. The amount recorded for the same period in 2000 totaled approximately $0.4 million. The increase in revenue since March 31, 2000 is due to the increase in new customer additions associated with launching of seventeen markets and the addition to our territory of two previously launched markets by Sprint PCS.

     Cost of service. Cost of providing service to Sprint PCS customers totaled approximately $12.2 million for the three months ended March 31, 2001, compared to approximately $1.7 million for the same period in 2000. Cost of service includes billing, customer care, network monitoring, cost of operations, fees related to facilities and other transport lines, interconnection fees, Sprint PCS roaming fees, non-Sprint PCS roaming fees and other expenses related to operations. We pay Sprint PCS roaming fees when our customers use the Sprint PCS network outside of our territory. We pay non-Sprint PCS roaming fees to other wireless service providers when our customers use their network. Also included in the cost of service expenses for the three months ended March 31, 2001 is the 8% of collected service revenue retained by Sprint PCS of approximately $0.8 million compared to approximately $53,000 for the three months ended March 31, 2000. The increase in cost of service is due to an increased customer base and a larger in-service network.

     Cost of equipment. Cost of equipment which includes the costs of handsets, accessories, and handset subsidies totaled approximately $5.4 million for the three months ended March 31, 2001. Cost of equipment for the three months ended March 31, 2000 was approximately $1.0 million. The increase in costs is due substantially to the increase in new customer additions associated with the launching of seventeen markets and the addition to our territory of two markets previously launched by Sprint PCS. Because we subsidize the price of handsets for competitive reasons, we expect and have budgeted for the cost of handsets to continue to exceed the retail sales price for the foreseeable future.

     Selling expenses. Selling expenses totaled approximately $6.4 million and approximately $1.0 million for the three months ended March 31, 2001 and March 31, 2000, respectively. Included in selling expenses are advertising and promotional costs, salaries and sales commissions and expenses related to our distribution channels. The increase in costs since March 31, 2000 is due substantially to the launching of seventeen markets and to the addition to our territory of two markets previously launched by Sprint PCS.

     General and administrative expenses. General and administrative expenses were approximately $2.6 million for the three months ended March 31, 2001 and approximately $11.3 million for the three months ended March 31, 2000. Included in general and administrative costs are administrative salaries and bonuses, employee benefit costs, legal fees, insurance expense and other professional service fees. Also included for the three months ended March 31, 2001 is non-cash compensation expense of approximately $0.5 million related to the amortization of the deferred compensation expense associated with the stock options granted in July 2000. During the three months ended March 31, 2000, we recorded a one-time charge of approximately $10.1 million for the issuance of a 1.5% ownership interest to our President and Chief Executive Officer based on an expected initial public offering price. Included in this charge was approximately $8.5 million of non-cash compensation expense and approximately $1.6 million of payroll taxes paid in connection with the issuance of this 1.5% ownership interest. The remaining increase in general and administrative expenses from the first quarter of 2001 compared to the first quarter of 2000, is due to the launching of seventeen markets and the addition to our territory of two markets previously launched by Sprint PCS.

     Depreciation and amortization. For the three months ended March 31, 2001, depreciation and amortization totaled approximately $3.5 million compared to approximately $1.3 million for the three months ended March 31, 2000. The increase is due to assets placed in service for nineteen additional markets since March 31, 2000.

     Interest income. For the three months ended March 31, 2001, interest income was approximately $2.0 million and was earned on the investment of available funds. For the three months ended March 31, 2000, investment income was approximately $43,000. Interest income increased due to the investment of the proceeds from the senior discount notes received in July 2000, the proceeds from the sale of Series A-1 and Series A-2 convertible preferred stock in July and December 2000, respectively, and the proceeds from our borrowing under the senior secured credit facility in December 2000.

     Interest expense. Interest expense of approximately $5.9 million, net of capitalized interest of approximately $1.8 million, was recorded in the three months ended March 31, 2001 and related primarily to interest accrued on the senior discount notes and the amortization of the discount and warrants issued in connection with the issuance of the senior discount notes using the effective interest rate method over the term of the senior discount notes. For the same period in 2000, we recorded interest expense of approximately $0.2 million, net of capitalized interest of approximately $0.6 million, related to the Nortel financing, which was in place prior to our current senior secured credit facility. The increase in interest expense in 2001 is the result of higher outstanding debt compared to March 31, 2000.

     Other income. Other income is principally comprised of gain on tower sales. For the three months ended March 31, 2001, twelve towers were sold to American Tower for $3.4 million, resulting in a gain of approximately $1.6 million, of which approximately $0.5 million was recognized at the time of the sale and the remainder was deferred and is being amortized as a reduction in rental expense over the initial lease term of ten years for the related towers. For the same three months ended March 31, 2000, eight towers were sold for $2.0 million resulting in a total gain of approximately $0.7 million, which is being amortized over the initial lease term of ten years.

Income Taxes

     Prior to July 12, 2000, the Predecessor Company operated as a limited liability company ("LLC") and, as a result, its losses were included in the income tax returns of its members. Subsequent to July 12, 2000, the date of reorganization as discussed in Note 3 to our financial statements, the Company became a C Corporation and began accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." No benefit for federal income taxes has been recorded for the three months ended March 31, 2001 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss carry forwards, would have been offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company's limited operating history.

     Liquidity and Capital Resources

     Since inception, we have financed our operations through capital contributions from our initial investors, through debt financing and from the proceeds of the sale of our Series A-1 and Series A-2 convertible preferred stock.

     On July 12, 2000, we entered into a new senior secured credit facility with Toronto Dominion (Texas), Inc. and GE Capital Corporation for $140.0 million to replace our original credit facility with Nortel that was repaid in full on this same date. On February 23, 2001, we entered into an amendment to the senior secured credit facility which included a consent to the acquisition of the Iowa City and Cedar Rapids, Iowa markets from Sprint PCS, and which amended certain covenant definitions and requirements. As of March 31, 2001, management believes that we are in compliance with the amended covenants. We had outstanding borrowings of $25.0 million at March 31, 2001 under the senior secured credit facility.

     Our senior discount notes mature on July 15, 2010, carry a coupon rate of 14% and provide for interest deferral for the first five years. The senior discount notes will accrete in value at a rate of 14% per annum until July 15, 2005, after which, interest will begin to accrue and will be payable semiannually beginning on January 15, 2006.

     We believe that the net proceeds of our senior discount notes, the net proceeds from the sale of our convertible preferred stock and borrowings under our senior secured credit facility will be adequate to fund our network build-out, anticipated operating losses, working capital requirements and other capital needs through 2003.

     Net cash used in operating activities was approximately $4.1 million for the three months ended March 31, 2001 and was approximately $2.1 million for the three months ended March 31, 2000. Cash used in operating activities was primarily attributable to operating losses offset by depreciation and amortization expense, non-cash interest, non-cash compensation expense and working capital needs.

     Net cash used in investing activities was approximately $58.1 million for the three months ended March 31, 2001 and approximately $6.6 million for the same period in 2000. The expenditures related primarily to the purchase of our network infrastructure equipment, the acquisition of the Iowa markets from Sprint PCS in February 2001, offset partially with the proceeds from tower sales and our build-to-suit agreement.

     Net cash used in financing activities was approximately $0.3 million for the three months ended March 31, 2001 and consisted primarily of debt issuance and interest rate protection costs. Net cash provided by financing activities during the three months ended March 31, 2000 was approximately $8.1 million and consisted primarily of equity contributions and debt borrowings.

     In May 1999, we signed a tower sale and leaseback agreement with American Tower Corporation. We agreed to construct between sixty and eighty wireless communications towers, sell the towers to American Tower and then lease back tower space from American Tower. Under the agreement we received approximately $250,000 for each tower sold to American Tower and we will pay rent in the amount of $1,100 per month (which increases at an annual rate of 3% per annum) for tower space and no more than $350 per month for each corresponding ground lease.

     Since inception through March 31, 2001, we received approximately $20.4 million related to the sale of eighty towers under this agreement and we have received an additional $1.5 million for five towers sold to American Tower under individual agreements in January 2001. We incurred an aggregate of approximately $13.4 million of costs to construct such towers. With the eightieth tower sale in January 2001, we have satisfied the terms of this agreement.

     In December 2000, we signed a build-to-suit agreement with Trinity Wireless Towers, Inc. ("Trinity"), whereby we agreed to locate and obtain ground leases and deliver assignments of these ground leases to Trinity for at least seventy-five towers in Iowa and Nebraska. Trinity agreed to reimburse us for site acquisition and development costs, build the tower, and to purchase the site from us at the time of commencement of the tower lease with Trinity. We will lease a portion of the tower built by Trinity. For the three months ended March 31, 2001, we received approximately $0.2 million for the reimbursement of site acquisition costs for seven sites and we received approximately $0.6 million for twelve sites for which the tower leases commenced.

     As of March 31, 2001, our primary source of liquidity is approximately $103.4 million in cash and cash equivalents.

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

Effect of Recently Issued Accounting Pronouncements

     On July 8, 1999, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which is effective for all fiscal years beginning after June 15, 2000. Our adoption on January 1, 2001 did not have a material effect on our results of operations, financial position, or cash flows.

     In November 2000, the EITF reached a consensus in EITF 00-14, "Accounting for Certain Sales Incentives" that when recognized, the reduction in or refund of the selling price of a product or service resulting from any cash incentive should be classified as a reduction in revenue and not as an operating expense. The Company adopted the provisions of EITF 00-14 in the first quarter of 2001. See the notes to our financial statements for further information related to EITF 00-14.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     We do not engage in commodity futures trading activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that could expose us to market risk.

     We are subject to interest rate risk on our senior secured credit facility and any future financing requirements. Our variable rate debt consists of borrowings made under our senior secured credit facility of which we had borrowed $25.0 million at March 31, 2001. As required under the senior secured credit facility, on January 12, 2001, we entered into a three-year interest rate protection agreement with a counter party for a notional amount of $12.5 million that caps the three-month floating LIBOR interest rate at 7.25%.

    The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our senior secured credit facility based on our projected level of long-term indebtedness:

                                                             Years Ending December 31,
                             -------------------------------------------------------------------------------------------------------
                                   2001              2002               2003              2004              2005          Thereafter
                                                                  (In thousands)
Senior Discount notes: (1)       $144,428          $157,334           $171,393          $186,708          $203,392          $      -
   Fixed interest rate             14.00%            14.00%             14.00%            14.00%            14.00%            14.00%
   Principal payments            $      -          $      -           $      -          $      -          $      -          $300,000

Senior Secured Credit
   facility: (2)                 $ 50,000          $140,000           $140,000          $126,000          $105,000          $      -
   Variable interest
      rate (3)                     10.00%            10.00%             10.00%            10.00%            10.00%            10.00%
   Principal payments            $      -          $      -           $      -          $ 14,000          $ 21,000          $105,000
------------------------------------------------------------------------------------------------------------------------------------

(1) The amounts presented represent estimated year-end debt balances under our senior discount notes based on amortizing the discount utilizing the effective interest method over the term of the senior discount notes.
(2) The amounts presented represent estimated year-end debt balances under our $140.0 million senior secured financing based upon a projection of the funds borrowed under that facility pursuant to our current network build-out plan.
(3)  Interest rate on our senior secured financing equals the lesser of either:
     . a base rate loan with an interest rate equal to 2.75% plus the higher of:
          . the prime rate of the Toronto-Dominion Bank, New York Branch or;
          . the federal fund effective rate plus 0.5%; or
     . a Eurodollar loan with an interest rate equal to the London interbank offered rate plus 3.75%. London interbank offered rate is assumed to equal 6.25% for all periods presented.

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

     On February 28, 2001, we granted options to members of management, employees and directors to purchase, in the aggregate, 1,414,750 shares of common stock at an exercise price of $4.65. The grant date for these options was the later of January 1, 2001 or the employee's hire date. The vesting period for stock options begins on the grant date and extends for four years.

     The foregoing transaction did not involve any public offering, and issuances of securities in connection with such transactions were made in reliance on Section 4(2) under the Securities Act of 1933 (the "Act") and/or Regulation D promulgated under the Act. In addition, exemption from the registration provisions of the Act is claimed under Section 3(b) of the Act on the basis that such securities were sold pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation and not for capital raising purposes under Rule 701 of the Act.

     From January 8, 2001, the effective date of the Registration Statement on Form S-1, file no. 333-47682, until March 31, 2001, we did not incur any expenses for underwriting discounts and commissions, finders fees or expenses paid to or for underwriters in connection with the issuance and distribution of securities. During this period, we estimate that we incurred approximately $0.2 million for other expenses related to the registration. None of the other expenses were direct or indirect payments to our directors or officers or their associates, or persons owning 10% or more of any class of our equity securities or the equity securities of our affiliates. As the warrants are not exercisable until July 15, 2001, we have received no proceeds from the offering.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits:
               See Index to Exhibits for listing of exhibits.

          (b)  Reports on Form 8-K:
               On March 15, 2001, iPCS, Inc. filed a Current Report on Form 8-K reporting "Acquisition or Disposition of Assets" pursuant to Item 2 to report the purchase from Sprint PCS of certain telecommunications equipment and retail store assets and inventory located in the Iowa City and Cedar Rapids, Iowa markets which closed on February 28, 2001 for a purchase price of approximately $31.6 million.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    iPCS, INC.,
                                    Registrant

                                    By: /s/ Timothy M. Yager
                                        --------------------
                                            Timothy M. Yager
                                            President, Chief Executive Officer
                                            and Director (Principal Executive
                                            Officer)

                                    By: /s/ Stebbins B. Chandor, Jr.
                                        ----------------------------
                                            Stebbins B. Chandor, Jr.
                                            Senior Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)





May 15, 2001

                               INDEX TO EXHIBITS


  2.1 * Contribution Agreement dated as of July 12, 2000 by and among iPCS, Inc. and members of Illinois PCS, LLC.

  2.2 ** Asset Purchase Agreement, dated as of January 10, 2001, by and among Sprint Spectrum L.P. and its subsidiaries Sprint Spectrum Equipment Company, L.P. and Sprint Spectrum Realty Company, L.P., and iPCS Wireless, Inc.

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

  3.3 * Certificate of Designations of the Series A-1 Convertible Participating Preferred Stock.

  3.4 *     Certificate of Incorporation of iPCS Wireless, Inc.

  3.5 *     Bylaws of iPCS Wireless, Inc.

  3.6 *     Certificate of Incorporation of iPCS Equipment, Inc.

  3.7 *     Bylaws of iPCS Equipment, Inc.

  3.8 *** Certificate of Designations of the Series A-2 Convertible Participating Preferred Stock.

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

 10.2 *Y Sprint PCS Services Agreement dated as of January 22, 1999 by and between Sprint Spectrum, LP and Illinois PCS, LLC.

 10.3 *Y Sprint Trademark and Service Mark License Agreement dated as of January 22, 1999 by and between Sprint Communications Company, LP and Illinois PCS, LLC.

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

 10.7 *     iPCS, Inc. Amended and Restated 2000 Long Term Incentive Plan.

 10.8 Amended and Restated Employment Agreement effective as of January 1, 2001 by and between iPCS Wireless, Inc., Timothy M. Yager and iPCS, Inc.

 10.9 * Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, William W. King, Jr. and iPCS, Inc.

 10.10 * Warrant for the Purchase of shares of Common stock dated as of July 12, 2000 by and between Sprint Spectrum L.P. and iPCS, Inc.

 10.11 * Agreement Regarding Construction, Sale and Leaseback of Towers dated as of May 28, 1999 by and between American Tower Corporation and Illinois PCS, LLC.

 10.12 **** Lease dated as of June 1, 1999 by and between Gridley
            Enterprises, Inc. and Illinois PCS, LLC.

 10.13 * Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, Leroy R. Horsman and iPCS, Inc.

 10.14 * Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, Jeffrey Pinegar and iPCS, Inc.

 10.15 Amended and Restated Employment Agreement effective as of January 1, 2001 by and between iPCS Wireless, Inc., Linda K. Wokoun and iPCS, Inc.

 10.16 Amended and Restated Employment Agreement effective as of January 1, 2001 by and between iPCS Wireless, Inc., Stebbins B. Chandor, Jr. and iPCS, Inc.

 10.17 Amended and Restated Employment Agreement effective as of January 1, 2001 by and between iPCS Wireless, Inc., Anthony R. Muscato and iPCS, Inc.

 10.18 * Purchase Agreement dated as of July 12, 2000 for $300,000,000, 300,000 units consisting of 14% Senior Discount Notes Due 2010 and warrants to purchase 2,982,699 shares of Common Stock.

 10.19 * Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, Patricia M. Greteman and iPCS, Inc.

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

 10.33 * Consulting Agreement, dated as of April 20, 1999, by and between WaveLink Engineering and Illinois PCS, LLC.

 10.34 *Y Construction and Oversight Services Agreement dated as of September 1, 2000 by and between iPCS Wireless, Inc. and SDS Wireless, Inc.

 10.35 *Y Build to Suit Agreement dated as of September 1, 2000 by and between iPCS Wireless, Inc. and Trinity Wireless Towers, Inc.

 10.36 * Additional Affiliate Agreement dated as of July 12, 2000 by and between iPCS Wireless, Inc. and Lucent Technologies Inc.

 10.37 ***  First Amendment to Amended and Restated Credit Agreement and
            Consent dated as of February 23, 2001, by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc as guarantors, and lenders named therein and Toronto Dominion (Texas), Inc., as administrative agent.

 10.38 ***Y Amendment No. 2 to 1900 CDMA Additional Affiliate Supply
            Agreement by and among iPCS Wireless, Inc. and iPCS Equipment, Inc. and Nortel Networks Inc.

 10.39 ***  Amended and Restated Interim Network Operating Agreement, dated as of March 1, 2001 by and between Sprint Spectrum LP and iPCS Wireless, Inc.

 10.40 ***Y Addendum VI to Sprint PCS Management Agreement, dated as of
            February 28, 2001, by and among Sprint Spectrum, L.P., WirelessCo, L.P., SprintCom, Inc., Sprint Communications Company L.P. and iPCS Wireless, Inc.

 10.41 ***Y Build to Suit Agreement, dated as of December 29, 2000, by and between Trinity Wireless Towers, Inc., Trinity Wireless Services, Inc., SDS Wireless, Inc. and iPCS Wireless, Inc.

 10.42 ***Y Construction and Oversight Services Agreement, dated as of
            December 29, 2000, by and between iPCS Wireless, Inc. and SDS Wireless, Inc.

 10.43 ***  Master Lease Agreement, dated as of August 31, 2000, by and between iPCS Wireless, Inc. and Trinity Wireless Towers, Inc.

 10.44 ***  First Amendment to Agreement Regarding Construction, Sale and
            Leaseback of Towers dated as of November 2000 by and between American Tower Corporation and iPCS Wireless, Inc.

  21.1 *    Subsidiaries of iPCS, Inc.

------------------------------------------------------------------------------

* Incorporated by reference to exhibits filed with registrant's Form S-4 (Registration No. 333-47688).
** Incorporated by reference to exhibit filed with registrant's Form 8-K filed on March 15, 2001.
*** Incorporated by reference to exhibits filed with registrant's Form 10-K for the fiscal year ended December 31, 2000.
**** Incorporated by reference to exhibits filed with registrant's Form S-1
     (Registration No. 333-32064).
Y    Confidential treatment has been requested on these documents.