Form 10-Q
period 2001-06-30
IPCS INC
filed 2001-08-14
CIK 1108727

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------

                                   FORM 10-Q

                             --------------------

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 2001.

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     44,869,643 shares of common stock, $0.01 par value per share, were outstanding as of August 14, 2001.

                                  iPCS, INC.

                                   FORM 10-Q
                                 JUNE 30, 2001


                               TABLE OF CONTENTS

                                                                            Page
PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements:

    Consolidated Balance Sheets at June 30, 2001 and December 31, 2000        2

    Consolidated Statements of Operations for the three months ended
     June 30, 2001 and 2000 and for the six months ended June 30,
     2001 and 2000                                                            3

    Consolidated Statement of Redeemable Preferred Stock
     and Equity/Deficiency for the six months ended June 30, 2001             4

    Consolidated Statements of Cash Flows for the six months ended
     June 30, 2001 and 2000                                                   5

    Notes to Consolidated Financial Statements                                6

  Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                     13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.       23

PART II--OTHER INFORMATION

  Item 1.  Legal Proceedings.                                                25

  Item 2.  Changes in Securities and Use of Proceeds.                        25

  Item 3.  Defaults Upon Senior Securities.                                  25

  Item 4.  Submission of Matters to a Vote of Security Holders.              25

  Item 5.  Other Information.                                                25

  Item 6.  Exhibits and Reports on Form 8-K.                                 26

                                    PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                     June 30,     December 31,
                                                                                                       2001           2000
                                                                                                   (Unaudited)
                                                 Assets
Current Assets:
   Cash and cash equivalents                                                                         $ 90,780       $165,958
   Accounts receivable, less allowance:  2001 - $1,070; 2000 - $328                                    11,390          5,350
   Other receivables                                                                                    2,633            231
   Inventories                                                                                          1,345          3,314
   Prepaid expenses and other assets                                                                    3,218          1,839
                                                                                                     --------       --------
        Total current assets                                                                          109,366        176,692

Property and equipment including construction in progress, net                                        183,508        126,803
Financing costs, less accumulated amortization: 2001 - $930; 2000 - $445                                9,802         10,045
Intangible assets, net                                                                                 42,145         14,643
Other assets                                                                                            1,416            392
                                                                                                     --------       --------
        Total assets                                                                                 $346,237       $328,575
                                                                                                     ========       ========

                  Liabilities, Redeemable Preferred Stock and Equity/(Deficiency)
Current Liabilities:
   Accounts payable                                                                                  $ 31,363       $ 27,294
   Accrued expenses                                                                                     4,064          2,686
   Accrued interest                                                                                       456             22
   Deferred revenue                                                                                     3,700          1,346
   Capital lease obligations - current portion                                                              9             12
                                                                                                     --------       --------
        Total current liabilities                                                                      39,592         31,360

Deferred gain on tower sales                                                                            7,883          6,000
Deferred rent                                                                                           1,496
Capital lease obligations - long-term portion                                                             222            225
Deferred revenue                                                                                        1,385            392
Accrued interest                                                                                       13,275          6,219
Long-term debt                                                                                        188,378        157,581
                                                                                                     --------       --------
        Total liabilities                                                                             252,231        201,777
                                                                                                     --------       --------

Redeemable preferred stock $0.01 par value; 75,000,000 shares authorized; 23,090,909
  shares issued and outstanding                                                                       118,999        114,080
                                                                                                     --------       --------

Commitments and contingencies

Equity/(Deficiency):
  Common stock, $0.01 par value; 300,000,000 shares authorized; 44,869,643 shares
  issued and outstanding                                                                                  449            449
  Additional paid in capital                                                                           73,402         78,321
  Unearned compensation                                                                                (4,495)        (5,515)
  Accumulated deficit                                                                                 (94,349)       (60,537)
                                                                                                     --------       --------
        Total equity/(deficiency)                                                                     (24,993)        12,718
                                                                                                     --------       --------
        Total liabilities, redeemable preferred stock and equity/(deficiency)                        $346,237       $328,575
                                                                                                     ========       ========

                See notes to consolidated financial statements.

                 iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (In thousands, except share data)


                                                                         For the Three Months Ended     For the Six Months Ended
                                                                            June 30,       June 30,     June 30,       June 30,
                                                                              2001           2000        2001            2000

Revenues:
   Service                                                                 $   23,771    $    2,971  $   38,674      $    4,100
   Equipment and other                                                          1,798           630       3,337           1,005
                                                                           ----------    ----------  ----------      ----------
        Total revenues                                                         25,569         3,601      42,011           5,105
                                                                           ----------    ----------  ----------      ----------
Operating Expenses:
   Cost of service (excluding non-cash compensation of $49 and $98
    for the three months and six months ended June 30, 2001, respectively)     19,246         2,976      31,494           4,708
   Cost of equipment                                                            5,490         1,605      10,852           2,583
   Selling (excluding non-cash compensation of $13 and $38 for the three
    months and six months ended June 30, 2001, respectively)                    6,592         1,539      12,971           2,565
   General and administrative:
      Non-cash compensation                                                       507                     1,020           8,480
      Taxes on non-cash compensation                                                -                         -           1,567
      Other general and administrative                                          1,982         1,113       4,030           2,390
   Depreciation and amortization                                                5,096         1,583       8,559           2,927
                                                                           ----------    ----------  ----------      ----------
        Total operating expenses                                               38,913         8,816      68,926          25,220
                                                                           ----------    ----------  ----------      ----------

Loss from operations                                                          (13,344)       (5,215)    (26,915)        (20,115)

Other income (expense):
   Interest income                                                                926            52       2,898              95
   Interest expense                                                            (4,782)         (388)    (10,682)           (594)
   Other income, net                                                              353           207         887             198
                                                                           ----------    ----------  ----------      ----------
Net loss                                                                   $  (16,847)   $   (5,344) $  (33,812)     $  (20,416)
                                                                           ==========    ==========  ==========      ==========
Net loss                                                                   $  (16,847)   $   (5,344) $  (33,812)     $  (20,416)
Dividends and accretion on redeemable preferred stock                          (2,461)            -      (4,919)              -
                                                                           ----------    ----------  ----------      ----------
Net loss available to common stockholders                                  $  (19,308)   $   (5,344) $  (38,731)     $  (20,416)
                                                                           ==========    ==========  ==========      ==========
Basic and diluted net loss per share of common stock                       $    (0.43)   $    (0.12) $    (0.86)     $    (0.46)
                                                                           ==========    ==========  ==========      ==========
Weighted average common shares outstanding                                 44,869,643    44,869,643  44,869,643      44,869,643
                                                                           ==========    ==========  ==========      ==========

See notes to consolidated financial statements
                iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
  CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK AND EQUITY/DEFICIENCY
                                (Unaudited)
                       (In thousands, except share data)


                                                             |
                                              Redeemable     |
                                           Preferred Stock   |      Common Stock        Additional        Unearned    Accumulated
                                          Shares     Amount  |   Shares      Amount   Paid in Capital   Compensation    Deficit
                                                             |
BALANCE AT JANUARY 1, 2001              23,090,909  $114,080 |  44,869,643    $449        $78,321        ($5,515)      ($60,537)
Accrued dividends on redeemable                              |
   preferred stock                                     4,568 |                             (4,568)
Accretion to redemption amount of                            |
   redeemable preferred stock                            351 |                               (351)
Amortization of unearned compensation                        |                                             1,020
Net loss                                                     |                                                          (33,812)
                                        ----------  -------- |  ----------    ----        -------         ------        -------
BALANCE AT JUNE 30, 2001                23,090,909  $118,999 |  44,869,643    $449        $73,402        ($4,495)      ($94,349)
                                        ==========  ======== |  ==========    ====        =======         ======        =======
                                                             |

See notes to consolidated financial statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                                      For the Six Months Ended
                                                                                   June 30,               June 30,
                                                                                     2001                   2000
Cash Flows from Operating Activities:
Net loss                                                                           $(33,812)              $(20,416)
   Adjustments to reconcile net loss to net cash
     flows from operating activities:
       Depreciation and amortization                                                  8,559                  2,927
       Loss on disposal of property and equipment                                       649                     57
       Gain on tower sales                                                           (1,535)                  (257)
       Amortization of deferred gain on tower sales                                    (327)                   (87)
       Amortization of deferred rent                                                    (54)                     -
       Amortization of financing costs                                                  485                    143
       Non-cash interest                                                              5,811                      -
       Non-cash compensation                                                          1,020                  8,480
       Changes in assets and liabilities:
         Accounts receivable                                                         (6,040)                  (954)
         Other receivables                                                              251                   (131)
         Inventories                                                                  1,969                    567
         Prepaid expenses and other assets                                           (2,374)                (1,055)
         Accounts payable, accrued expenses and
           accrued interest                                                          14,947                  3,247
         Deferred revenue                                                             3,347                      -
                                                                           ----------------      -----------------
           Net cash flows from operating activities                                  (7,104)                (7,479)
                                                                           ----------------      -----------------
Cash Flows from Investing Activities:
   Capital expenditures                                                             (70,349)               (21,727)
   Microwave relocation costs                                                           (66)                     -
   Acquisition of the Iowa City/Cedar Rapids, Iowa                                  (31,840)                     -
   markets
   Proceeds from disposition of fixed assets                                             33                      -
   Proceeds from build-to-suit agreement                                              1,239                      -
   Proceeds from tower sales                                                          8,204                  5,500
                                                                           ----------------      -----------------
           Net cash flows from investing activities                                 (92,779)               (16,227)
                                                                           ----------------      -----------------
Cash Flows from Financing Activities:
   Proceeds from long-term debt                                                      25,000                  6,364
   Payments on capital lease obligations                                                 (6)                     -
   Debt financing costs                                                                (243)                   (82)
   Interest rate protection costs                                                       (46)                     -
   Members' contributions                                                                 -                 16,500
                                                                           ----------------      -----------------
           Net cash flows from financing activities                                  24,705                 22,782
                                                                           ----------------      -----------------
Decrease in cash and cash equivalents                                               (75,178)                  (924)
Cash and cash equivalents at beginning of period                                    165,958                  2,733
                                                                           ----------------      -----------------
Cash and cash equivalents at end of period                                         $ 90,780               $  1,809
                                                                           ================      =================

See notes to consolidated financial statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2001 and 2000
                                  (Unaudited)


1.   BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with rules issued by the Securities and Exchange Commission for preparing interim financial information and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 29, 2001.

     All significant intercompany accounts or balances have been eliminated in consolidation. Certain amounts in the 2000 financial statements have been reclassified to conform to the current period's presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:

     Prior to January 1, 2001, the Company recorded promotional cash credits and rebates granted to customers as expenses. Effective January 1, 2001, the Company adopted the Emerging Issues Task Force ("EITF") 00-14, "Accounting for Certain Sales Incentives." The EITF requires that, when recognized, the reduction in or refund of the selling price of the product or service resulting from any cash incentive should be classified as a reduction in revenue and not as an operating expense. The Company adopted EITF 00-14 in the first quarter of 2001. For the three months and six months ended June 30, 2001, a reduction in revenue of approximately $3.8 million and $6.4 million, respectively, and an offsetting reduction in operating expenses for these same three and six months was recorded. In accordance with the provisions of EITF 00-14, approximately $0.3 million of operating expenses for the three months ended June 30, 2000 and approximately $0.4 million of operating expenses for the six months ended June 30, 2000 have been reclassified as a reduction in revenue.

Loss Per Share:

     Basic and diluted loss per share are calculated by dividing the net loss by the pro forma weighted average number of shares of common stock of iPCS, Inc. outstanding. For the three months and six months ended June 30, 2000, the calculation is based on the number of shares that would have been outstanding as if the shares of common stock of iPCS, Inc. into which the Predecessor Company's members' interests were converted had been outstanding for the period presented. The calculation was made in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed conversion of redeemable preferred stock or exercise of options and warrants is antidilutive.

Recently Issued Accounting Pronouncements:

     In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company is currently assessing but has not yet determined the impact of these pronouncements on its financial position and results of operations.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal years beginning after June 15, 2000. The adoption by the Company on January 1, 2001 did not have an effect on the Company's results of operations, financial position, or cash flows. However, as discussed in Note 10, the Company did enter into an interest rate cap agreement on January 12, 2001.

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

4.   SPRINT PCS AGREEMENTS

     On January 10, 2001, the Company exercised its option to purchase from Sprint PCS certain telecommunications equipment and retail store assets and inventory located in the Iowa City and Cedar Rapids, Iowa markets. Concurrently with the closing, the Sprint PCS Management Agreement which sets forth the terms of the Company's long-term affiliation with Sprint PCS was amended to reflect the expansion of the Company's territory to include these two additional Iowa markets which included over 14,000 customers. The Company closed on this transaction on

February 28, 2001 and paid approximately $31.6 million to Sprint PCS. The Company has accounted for this business combination using the purchase method. The Company made a preliminary allocation of the purchase price based on the fair values of the assets and liabilities acquired and allocated any excess amount over fair value to the intangible asset representing the right to be the exclusive provider of Sprint PCS services in the Iowa City and Cedar Rapids, Iowa markets.

     Amounts related to the Sprint PCS agreements for the three and six months ended June 30, 2001 and June 30, 2000 are as follows (in thousands):

                                       Three Months Ended                    Six Months Ended
                                    June 30,        June 30,           June 30,            June 30,
                                      2001            2000               2001                2000
Amounts included in the Consolidated Statement of Operations:
  Cost of service                   $13,011          $1,372            $21,336              $1,937
  Cost of equipment                   5,569           1,521             10,851               2,486
  Selling                               790             181              1,361                 345
  General and                             6               7                 29                  10
   administrative

                                                                        June 30,          December 31,
                                                                          2001                2000
Amount included in the Consolidated Balance Sheets:
  Inventory                                                              1,345               3,236

Amounts due from and due to Sprint PCS, included in accounts receivable and accounts payable, respectively, are as follows (in thousands):

                                                                      June 30,          December 31,
                                                                       2001                 2000
Due from Sprint PCS                                                   $12,607              $5,499
Due to Sprint PCS                                                      10,454               6,610

5.   PROPERTY AND EQUIPMENT INCLUDING CONSTRUCTION IN PROGRESS

     Property and equipment including construction in progress consists of the following (in thousands):

                                                                 June 30,             December 31,
                                                                   2001                   2000
Network assets                                                   $123,924               $ 79,757
Computer equipment                                                  2,426                  1,816
Furniture, fixtures, office equipment and
   leasehold improvements                                           3,710                  2,698
                                                              -------------------------------------
Total property and equipment                                      130,060                 84,271
Less accumulated depreciation and amortization                    (15,743)                (8,285)
                                                              -------------------------------------
Property and equipment, net                                       114,317                 75,986
Construction in progress (network build-out)                       69,191                 50,817
                                                              -------------------------------------

Property and equipment including
   construction in progress, net                                 $183,508               $126,803
                                                              =====================================

6.   INTANGIBLE ASSETS, NET

     Intangible assets consists of the following (in thousands):

                                                                          June 30,           December 31,
                                                                            2001                 2000
Exclusive provider rights which arose with the issuance of
 warrants to Sprint PCS                                                   $ 9,147               $ 9,147
Exclusive provider rights which arose with the purchase of
 assets in Michigan from Sprint PCS                                         3,526                 3,526
Exclusive provider rights which arose with the acquisition of
 the Iowa markets from Sprint PCS (see Note 4)                             28,390                     -
Microwave clearing costs                                                    2,337                 2,337
                                                                       -----------------------------------
Total intangible assets                                                    43,400                15,010
Less accumulated amortization                                              (1,255)                 (367)
                                                                       -----------------------------------
Intangible assets, net                                                    $42,145               $14,643
                                                                       ===================================

7.   DEFERRED GAIN ON TOWER SALES

     On May 28, 1999, the Company signed a tower sale and leaseback agreement with American Tower Corporation ("American Tower"). Under this agreement, the Company was to locate sites for, develop and construct between sixty and eighty wireless communication towers and then sell the towers to American Tower. The term of this agreement, which was set to expire at the earlier date of the final tower sale or December 31, 2000, was amended in November 2000 to extend the expiration date to February 28, 2001.

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

     On June 29, 2001, the Company signed a tower sale and leaseback agreement with Trinity Towers Wireless, Inc. ("Trinity"). The Company has constructed wireless communication towers, which it agreed to sell and lease back a portion of these towers from Trinity. The agreement expires on December 31, 2001.

     On June 29, 2001, the Company sold sixteen towers to Trinity for approximately $4.8 million, resulting in a gain of approximately $2.1 million of which approximately $1.0 million was recognized at the time of the sale and the remainder was deferred and is being amortized as a reduction to rental expense over the initial tower lease term of five years.

8.   DEFERRED RENT

     On December 29, 2000, the Company signed a build-to-suit agreement with Trinity whereby the Company agreed to locate and obtain ground leases for tower sites and deliver assignments of these leases to Trinity for at least seventy-five towers located in Iowa and Nebraska. Trinity agreed to reimburse the Company for site
                                       9
acquisition and development costs, build a tower at these sites, and to purchase the site at the time of the commencement of the tower lease with Trinity.

     During the three months ended June 30, 2001, the Company entered into tower leases for nineteen sites. The Company recorded approximately $1.0 million as deferred tower rent that will be amortized as a reduction to rental expense over the life of the initial tower lease term of five years. For the six months ended June 30, 2001, the Company recorded approximately $1.6 million as deferred tower rent that will be amortized as a reduction to rental expense over the life of the initial tower lease term of five years. As of June 30, 2001, the Company has entered into leases for thirty-one build-to-suit towers.

9.   INCOME TAXES

     Prior to July 12, 2000, the Predecessor Company operated as a limited liability company ("LLC") and, as a result, its losses were included in the income tax returns of its members. Therefore, the accompanying consolidated financial statements do not include any income tax amounts prior to July 12, 2000. Subsequent to July 12, 2000, the date of reorganization as discussed in
Note 3, the Company became a C Corporation and began accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." No benefit for federal income taxes has been recorded for the three and six months ended June 30, 2001, as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss carry forwards, would have been offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company's limited operating history. For the year ending December 31, 2001, management currently estimates that a valuation allowance will be provided for the expected loss to be incurred.

10.  SENIOR SECURED CREDIT FACILITY

     On January 12, 2001, as required under the terms of the senior secured credit facility, the Company entered into an interest rate cap agreement with a counter party for a notional amount of $12.5 million to manage the interest rate risk on the Company's variable rate debt. The agreement expires in three years and caps the three-month LIBOR interest rate at 7.25%. For the three months ended June 30, 2001, the Company recorded a gain of approximately $5,000 related to this derivative. A loss of approximately $14,000 was recorded for this derivative for the six months ended June 30, 2001.

     On February 23, 2001, the Company entered into an amendment to the senior secured credit facility which included a consent to the expansion of its territory to include the Iowa City and Cedar Rapids, Iowa BTA's as discussed in
Note 4 and which amended certain covenant definitions and requirements.

     On June 29, 2001, the Company borrowed an additional $25.0 million under Tranche B bringing the total borrowings to date to $50.0 million, the entire Tranche B commitment. At June 30, 2001, the weighted average interest rate on these borrowings was 8.03%.

11.  STOCK OPTIONS

     On February 28, 2001, the Board of Directors approved options for members of management, employees and directors, with a grant date of January 1, 2001. The vesting period for these employee stock options begins on the later of the employee's hire date on January 1, 2001, and extends for four years. For directors, the vesting period begins on January 1, 2001, and extends for four years. During the three months and six months ended June 30, 2001, 2000 and 1,416,750 options respectively, were granted at an exercise price of $4.65.

     At June 30, 2001, the following is a summary of options granted and outstanding:

                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                      Shares         Price
                                                     ---------      --------
          Outstanding at December 31, 2000           1,590,000      $   5.52
          Granted                                    1,416,750          4.65
          Exercised                                          -             -
          Forfeited                                     (6,750)         5.50
                                                     ---------      --------
          Outstanding at June 30, 2001               3,000,000      $   5.11
                                                     =========      ========

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its employee and director stock options. Compensation expense is determined as the excess of the fair value of the Company's common stock at date of grant over the exercise price. Based upon the then expected offering price of a planned initial public offering in 2000, the Company recognized total unearned compensation expense of approximately $8.3 million related to the grants made in July 2000. This amount is being amortized as compensation expense over the vesting period of the options; such vesting period begins on the employee's date of hire and extends for four years. For directors and all employee grants subsequent to February 28, 2001, the vesting period begins on the date of grant and extends for four years. Total non-cash compensation expense related to such options for the three months and six months ended June 30, 2001 was approximately $0.5 million and $1.0 million, respectively. There was no compensation expense recorded for the grants made during the six months ended June 30, 2001 since the exercise price was equal to the estimated fair value of the Company's common stock.

12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                For the Six Months Ended
                                                                            June 30,                June 30,
                                                                              2001                    2000
                                                                                    (in thousands)
Supplemental disclosure of cash flow information-
   Cash paid for interest                                                   $    749                $  1,710

Supplemental schedule of noncash investing and financing activities:

   Accounts payable incurred for the acquisition of
     property, equipment and construction in process                          14,666                   7,732

   Accrued dividends on redeemable preferred stock                             4,568                       -

   Accretion to the redemption amount of preferred stock                         351                       -

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The senior discount notes are fully, unconditionally, and joint and severally guaranteed by iPCS Wireless, Inc. and iPCS Equipment, Inc., which are wholly-owned subsidiaries of iPCS, Inc. The following unaudited condensed consolidating financial information as of and for the six months ended June 30, 2001 is presented for iPCS, Inc., iPCS Wireless, Inc., and iPCS Equipment, Inc. (in thousands):

                                                            iPCS,           iPCS           iPCS
                                                             Inc.      Wireless, Inc.   Equipment, Inc.  Eliminations Consolidated

                                              Condensed Consolidated Balance Sheet

                       Assets
Current Assets:
  Cash and cash equivalents                               $      303    $    90,170     $      307                    $   90,780
  Accounts and other receivable, net                             -           14,023            -                          14,023
  Intercompany receivables                                   100,761            -                7      $  (100,768)         -
  Other current assets                                            11          4,552            -                -          4,563
                                                          ----------------------------------------------------------------------
        Total current assets                                 101,075        108,745            314         (100,768)     109,366
  Property and equipment, net                                    -          145,853         37,667              (12)     183,508
  Intangibles, net                                             8,673         33,472            -                -         42,145
  Intercompany receivables - long term                       225,060         38,365          2,918         (266,343)         -
  Other non-current assets                                     6,173          5,045            -                -         11,218
                                                          ----------------------------------------------------------------------
        Total assets                                      $  340,981    $   331,480     $   40,899      $  (367,123)  $  346,237
                                                          ======================================================================

          Liabilities, Redeemable Preferred Stock and Equity/(Deficiency)

Current Liabilities:
  Accounts payable                                        $        3    $    26,604     $    4,756                    $   31,363
  Intercompany payables                                                     100,768            -        $  (100,768)         -
  Other current liabilities                                       12          8,208              9              -          8,229
                                                          ----------------------------------------------------------------------
        Total current liabilities                                 15        135,580          4,765         (100,768)      39,592
  Accrued interest                                            13,275            -              -                -         13,275
  Intercompany payables - long term                                         227,977         38,366         (266,343)         -
  Long-term debt                                             138,378         50,000            -                -        188,378
  Other non-current liabilities                                  -           10,986            -                -         10,986
                                                          ----------------------------------------------------------------------
        Total liabilities                                    151,668        424,543         43,131         (367,111)     252,231
                                                          ----------------------------------------------------------------------
Redeemable preferred stock                                   118,999            -              -                -        118,999
                                                          ----------------------------------------------------------------------

Common stock                                                     449            -              -                -            449
Additional paid in capital                                    73,402            -              -                -         73,402
Unearned compensation                                         (4,495)           -              -                -         (4,495)
Accumulated equity/(deficiency)                                  958        (93,063)        (2,232)             (12)     (94,349)
                                                          ----------------------------------------------------------------------
        Total equity/(deficiency)                             70,314        (93,063)        (2,232)             (12)     (24,993)
                                                          ----------------------------------------------------------------------
        Total liabilities, redeemable preferred stock
          and equity/(deficiency)                         $  340,981    $   331,480     $   40,899      $  (367,123)  $  346,237
                                                          ======================================================================

                                         Condensed Consolidated Statement of Operations

Total revenues                                                          $    42,011     $    3,151      $    (3,151)  $   42,011
                                                          ----------------------------------------------------------------------
Operating expenses                                         $     520         68,370          3,175           (3,139)      68,926
                                                          ----------------------------------------------------------------------
Loss from operations                                            (520)       (26,359)           (24)             (12)     (26,915)
                                                          ----------------------------------------------------------------------
Other income/(expense)                                         5,775        (11,098)        (1,574)             -         (6,897)
                                                          ----------------------------------------------------------------------
Net income/(loss)                                         $    5,255    $   (37,457)    $   (1,598)     $      $(12)  $  (33,812)
                                                          ======================================================================

                                         Condensed Consolidated Statement of Cash Flows

Operating activities, net                                 $   17,934    $   (23,696)    $   (1,330)     $       (12)  $   (7,104)
Financing activities:
  Capital expenditures                                           -          (52,120)       (18,241)              12      (70,349)
  Acquisition of Iowa City/Cedar Rapids, Iowa
    markets                                                      -          (31,840)           -                -        (31,840)
  Other financing activities                                     -            9,410            -                -          9,410
                                                          ----------------------------------------------------------------------
Financing activities, net                                        -          (74,550)       (18,241)              12      (92,779)
                                                          ----------------------------------------------------------------------
Investing activities, net                                    (17,933)        23,129         19,509              -         24,705
                                                          ----------------------------------------------------------------------
Increase/(decrease) in cash and cash equivalents                   1        (75,117)           (62)             -        (75,178)
Cash and cash equivalents at beginning of period                 302        165,287            369              -        165,958
                                                          ----------------------------------------------------------------------
Cash and cash equivalents at end of period                $      303    $    90,170     $      307      $       -     $   90,780
                                                          ======================================================================

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

     Since the date of inception, we have incurred substantial costs to negotiate the Sprint PCS agreements and our debt and equity financing, to design, engineer and build-out our network in our initial territory and to open our retail stores. We launched service in our first two markets in December 1999 and in 2000, we launched service in sixteen additional markets. In the three months ended June 30, 2001, we launched service in four markets bringing our total markets launched in the first six months of 2001 to ten. In addition, in the first three months of 2001, we acquired two previously launched markets from Sprint PCS.

     By the end of the fourth quarter of 2001, we anticipate launching our remaining nine markets in Nebraska and Iowa, at which time our market build-out will be substantially complete.

     The following table lists in order of the calendar quarter of actual or expected commercial launch of network coverage, the market, whether network coverage is launched as of June 30, 2001, megahertz of spectrum, estimated total population, estimated covered population and estimated covered population as a percentage of total population for each of the markets that comprise our territory. We have reflected our increased estimated covered population based upon a recent analysis of our cell site coverage.

     The number of our customers in each of our launched markets varies based upon the total population of the market, how long the markets have been launched, and the extent and success of our marketing efforts to date in such markets. The estimated covered population represents the total potential customers rather than our expected customers in such markets. Our Sprint PCS agreements require us to cover a minimum percentage of the resident population in our territory within specified time periods. Our expected commercial launch of network coverage is scheduled to occur prior to launch dates required by our Sprint PCS agreements.

                                                                                       Estimated     Estimated Covered Population
Basic Trading                                   MHof           Estimated Total         Covered           As a Percentage of
Area Market (A)                   Launched     Spectrum           Population (B)     Population (C)        Total Population
Davenport, IA/Moline, IL            Yes           30                430,500              386,500                90%
Bloomington, IL                     Yes           10                234,100              211,900                91%
                                                                  ---------            ---------
Total Year 1999                                                     664,600              598,400                90%
                                                                  =========            =========
Peoria, IL                          Yes           10                464,600              391,400                84%
Springfield, IL                     Yes           10                267,200              235,700                88%
St. Louis, MO (partial)(C)          Yes           30                 46,700               24,400                52%
                                                                  ---------            ---------
  Subtotal (Q1 2000)                                                778,500              651,500                84%
                                                                  ---------            ---------
LaSalle-Peru-Ottawa-Streator, IL    Yes           20                152,300              120,200                79%
Decatur-Effingham, IL               Yes           10                247,600              186,700                75%
Champaign-Urbana, IL                Yes           10                221,100              197,200                89%
Kankakee, IL                        Yes           20                135,600               98,400                73%
Galesburg, IL                       Yes           10                 73,500               51,300                70%
                                                                  ---------            ---------
  Subtotal (Q2 2000)                                                830,100              653,800                79%
                                                                  ---------            ---------
Clinton, IA/Sterling, IL            Yes           30                146,600              110,900                76%
Mt. Vernon-Centralia, IL            Yes           30                121,900               85,300                70%
Danville, IL                        Yes           20                110,700               69,800                63%
Jacksonville, IL                    Yes           10                 70,500               36,300                51%
Mattoon, IL                         Yes           10                 62,600               59,900                96%
                                                                  ---------            ---------
  Subtotal (Q3 2000)                                                512,300              362,200                71%
                                                                  ---------            ---------
Grand Rapids, MI                    Yes           30              1,060,600              930,200                88%
Saginaw-Bay City, MI                Yes           30                634,100              535,800                85%
Muskegon, MI                        Yes           30                223,100              150,100                67%
                                                                  ---------            ---------
  Subtotal (Q4 2000)                                              1,917,800            1,616,100                84%
                                                                  ---------            ---------
Total Year 2000                                                   4,703,300            3,882,000                83%
                                                                  =========            =========
Lansing, MI (partial)(C)            Yes           30                 61,900               42,900                69%
Battle Creek, MI (partial) (C)      Yes           30                 54,600               23,300                43%
Waterloo-Cedar Falls, IA            Yes           30                259,600              152,200                59%
Dubuque, IA                         Yes           30                177,800              109,600                62%
Iowa City, IA (D)                   Yes           30                125,400              113,800                91%
Cedar Rapids, IA (D)                Yes           30                285,700              226,500                79%
                                                                  ---------            ---------
  Subtotal (Q1 2001)                                                965,000              668,300                69%
                                                                  ---------            ---------

Traverse City, MI                   Yes           30                241,000              160,900                67%
Burlington, IA                      Yes           30                136,400              102,800                75%
Mount Pleasant, MI                  Yes           30                130,700               97,300                74%
Ottumwa, IA                         Yes           30                123,400               65,700                53%
                                                                  ---------            ---------
  Subtotal (Q2 2001)                                                631,500              426,700                68%
                                                                  ---------            ---------

Des Moines, IA (partial) (C)        No            30                170,900               82,000                48%
Fort Dodge, IA                      No            30                126,400               47,500                38%
Marshalltown, IA                    No            30                 56,600               33,700                60%
Mason City, IA                      No            30                115,500               49,800                43%
                                                                  ---------            ---------
  Subtotal (Q3 2001)                                                469,400              213,000                45%
                                                                  ---------            ---------

Omaha, NE (partial)(C)              No            30                248,800              122,400                49%
Grand Island-Kearney, NE            No            30                147,100               95,300                65%
Norfolk, NE                         No            30                110,600               39,500                36%
Lincoln, NE (partial)(C)            No            30                 98,300               27,700                28%
Hastings, NE                        No            30                 71,700               43,100                60%
                                                                  ---------            ---------
  Subtotal (Q4 2001)                                                676,500              328,000                48%
                                                                  ---------            ---------
Total Year 2001                                                   7,445,700            5,518,000                74%
                                                                  =========            =========

----------
(A) Expected commercial launch dates for these markets may change based on a number of factors, including shifts in populations, target markets or network focus, changes or advances in technology, acquisition of other markets and delays in market build-out.
(B) Estimated population is based on 2000 estimates compiled by Kagan's Telecom Atlas & Databook, 2001 Edition.
(C) Estimated covered population for these markets reflects only those residents which are expected to be covered, not the total population in the entire basic trading area.
(D) On January 10, 2001, we exercised our option to add to our territory the Iowa City and Cedar Rapids, Iowa markets, which Sprint PCS launched in February 1997, and to purchase from Sprint PCS related assets in these markets. On February 28, 2001, we closed on the purchase of these assets.

     For the three months and six months ended June 30, 2001, we recorded a net loss of approximately $16.8 million and $33.8 million, respectively. Total revenues were approximately $25.6 for the three months ended June 30, 2001, and approximately $42.0 million for the six months ended June 30, 2001. For the three months ended June 30, 2000, we had revenues of approximately $3.6 million and our net loss was approximately $5.3 million. For the six months ended June 30, 2000, revenues were approximately $5.1 million and our net loss was approximately $20.4 million. As of June 30, 2001, our accumulated deficit was approximately $94.3 million and we had incurred approximately $199.3 million of capital expenditures and construction in progress related to the build-out of our network. While we anticipate operating losses to continue, we expect revenues to increase substantially as the number of our customers continues to increase.

Results of Operations

  For the three months ended June 30, 2001 compared to the three months ended June 30, 2000

     Net loss. Our net loss for the three months ended June 30, 2001 was approximately $16.8 million and was the result of increased operating expenses associated with maintaining a larger customer base and a larger network along with increased customer additions. Additionally, higher depreciation expense for a larger in-service network coupled with increased interest expense related to our debt was recorded during the quarter than in the prior year's quarter. The increase in operating expenses was partially offset with increased service, equipment and other revenues. Our net loss for the three months ended June 30, 2000 was approximately $5.3 million which resulted primarily from selling, general and administrative, depreciation and amortization expenses and cost of providing service exceeding service revenues, all of which were associated with the markets launched in 1999 and the first half of 2000.

     Service revenue. For the three months ended June 30, 2001, service revenue totaled approximately $23.8 million and was comprised of customer revenue of approximately $15.7 million and roaming revenue of approximately $8.1 million. For the same three months ended June 30, 2000, service revenue totaled approximately $3.0 million and was comprised of customer revenue of approximately $1.9 million and roaming revenue of approximately $1.1 million.

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

  . We receive Sprint PCS roaming revenue at a per-minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS customers outside of our territory use our network. Pursuant to our Sprint PCS management agreement, this rate is $0.20 per minute through December 31, 2001. In April 2001, Sprint PCS notified us of its intention to change this per-minute rate after December 31, 2001 for the remainder of the term of the agreement to a rate that provides a fair and reasonable return on the cost of the underlying network, or approximately $.10 per minute in 2002. We do not expect the change in the travel rate to have a material impact on our results of operations.

  . Roaming revenue also includes non-Sprint PCS roaming revenue from other wireless service providers other than Sprint PCS, when those providers' customers roam on our network.

  . Our average monthly revenue per user ("ARPU"), including long distance and roaming, for the three months ended June 30, 2001 was approximately $84. Without roaming revenue, average monthly revenue per user was approximately $56. For the three months ended June 30, 2000, ARPU with and without roaming was $97 and $63, respectively.

     Equipment and other revenues. We record revenue from the sale of our equipment from our retail stores, net of an allowance for returns and net of any cash incentives related to these equipment sales, as equipment revenue. The amount recorded during the three months ended June 30, 2001 totaled approximately $1.8 million. The amount recorded for the same period in 2000 totaled approximately $0.6 million. The increase in revenue from the same period in 2000 is due to the increase in new customer additions associated with launching of sixteen additional markets and the addition to our territory of two previously launched markets by Sprint PCS.

     Cost of service. Cost of providing service to Sprint PCS customers totaled approximately $19.2 million for the three months ended June 30, 2001, compared to approximately $3.0 million for the same period in 2000. Cost of service includes billing, customer care, network monitoring, cost of operations, fees related to facilities and other transport lines, interconnection fees, Sprint PCS roaming fees, non-Sprint PCS roaming fees and other expenses related to operations. We pay Sprint PCS roaming fees when our customers use the Sprint PCS network outside of our territory. We pay non-Sprint PCS roaming fees to other wireless service providers when our customers use their network. Also included in the cost of service expenses for the three months ended June 30, 2001 is the 8% of collected service revenue retained by Sprint PCS of approximately $1.3 million compared to approximately $0.2 million for the three months ended June 30, 2000. The increase in cost of service is due to an increased customer base and a larger in-service network.

     Cost of equipment. Cost of equipment which includes the costs of handsets, accessories, and handset subsidies totaled approximately $5.5 million for the three months ended June 30, 2001. Cost of equipment for the three months ended June 30, 2000 was approximately $1.6 million. The increase in costs is due substantially to the increase in new customer additions associated with the launching of sixteen markets and the acquisition from Sprint PCS of two previously-launched markets. Because we subsidize the price of handsets for competitive reasons, we expect and have budgeted for the cost of handsets to continue to exceed the retail sales price for the foreseeable future.

     Selling expenses. Selling expenses totaled approximately $6.6 million and approximately $1.5 million for the three months ended June 30, 2001 and June 30, 2000, respectively. Included in selling expenses are advertising and promotional costs, salaries and sales commissions and expenses related to our distribution channels. The increase in costs since June 30, 2000 is due substantially to the launching of sixteen markets and to the addition to our territory of two markets previously launched by Sprint PCS.

     General and administrative expenses. General and administrative expenses were approximately $2.5 million for the three months ended June 30, 2001 and approximately $1.1 million for the three months ended June 30, 2000. Included in general and administrative costs are administrative salaries and bonuses, employee benefit costs, legal fees, insurance expense and other professional service fees. Also included for the three months ended June 30, 2001 is non-cash compensation expense of approximately $0.5 million related to the amortization of the deferred compensation expense associated with the stock options granted in July 2000. The remaining increase in general and administrative expenses from the second quarter of 2001 compared to the second quarter 2000 is due to an increase in personnel and other corporate infrastructure associated with the growth of the Company from launching sixteen markets and acquiring from Sprint PCS two previously-launched markets.

     Depreciation and amortization. For the three months ended June 30, 2001, depreciation and amortization totaled approximately $5.1 million compared to approximately $1.6 million for the three months ended June 30, 2000. The increase is due to assets placed in service for eighteen additional markets since June 30, 2000.

     Interest income. For the three months ended June 30, 2001, interest income was approximately $0.9 million and was earned on the investment of available funds. For the three months ended June 30, 2000, investment income was approximately $52,000. Interest income increased due to the investment of the proceeds from the senior discount notes received in July 2000, the proceeds from the sale of Series A-1 and Series A-2 convertible preferred stock in July and December 2000, respectively, and the proceeds from our borrowing under the senior secured credit facility in December 2000.

     Interest expense. Interest expense of approximately $4.8 million, net of capitalized interest of approximately $2.9 million, was recorded in the three months ended June 30, 2001 and related primarily to interest accrued on the senior discount notes, the amortization of the discount and warrants issued in connection with the issuance of the senior discount notes, and interest expense on our borrowing under the senior secured credit facility. For the same period in 2000, we recorded interest expense of approximately $0.4 million, net of capitalized interest of approximately $0.5 million, related to the Nortel financing, which was in place prior to our current senior secured credit facility. The increase in interest expense in 2001 is the result of higher outstanding debt compared to June 30, 2000.

     Other income, net. Other income is principally comprised of gain on tower sales. For the three months ended June 30, 2001, sixteen towers were sold to Trinity Wireless for $4.8 million, resulting in a gain of approximately $2.1 million, of which approximately $1.0 million was recognized at the time of the sale and the remainder was deferred and is being amortized as a reduction in rental expense over the initial lease term of five years for the related towers. Offsetting these gains was a loss of approximately $0.6 million for site acquisition and construction costs for sites that were either not feasible or not necessary for our network build-out. For the same three months ended June 30, 2000, fourteen towers were sold to American Tower Corporation for $3.5 million resulting in a total gain of approximately $1.6 million, of which approximately $0.3 was recognized and the remainder is being amortized over the initial lease term of ten years.

  For the six months ended June 30, 2001 compared to the six months ended June 30, 2000

     Net loss. Our net loss for the six months ended June 30, 2001 was approximately $33.8 million and was the result of increased operating expenses associated with maintaining a larger customer base and a larger network along with increased customer additions. Additionally, higher depreciation expense for a larger in-service network coupled with increased interest expense related to our debt was recorded during the first half of the year than in the same period in the prior year. The increase in operating expenses was partially offset with increased service, equipment and other revenues. Our net loss for the six months ended June 30, 2000 was approximately $20.4 million and included a one-time charge of approximately $8.5 million of non-cash compensation expense and $1.6 million of related payroll taxes that was the result of issuing a 1.5% ownership interest in the Company to our President and Chief Executive Officer. The remaining loss for the same six months in 2000 resulted primarily from selling, general and administrative, depreciation and amortization expenses and cost of providing service exceeding service revenues, all of which were associated with the markets launched in 1999 and the first six months of 2000.

     Service revenue. For the six months ended June 30, 2001, service revenue totaled approximately $38.7 million and was comprised of customer revenue of approximately $25.5 million and roaming revenue of approximately $13.2 million. For the same six months ended

June 30, 2000 service revenue totaled approximately $4.1 million and was comprised of customer revenue of approximately $2.5 million and roaming revenue of approximately $1.6 million. Our ARPU, including long distance and roaming, for the six months ended June 30, 2001 was approximately $84. Without roaming revenue, average monthly revenue per user was approximately $55. For the six months ended June 30, 2000, ARPU with and without roaming was $96 and $59, respectively.

     Equipment and other revenues. We record revenue from the sale of our equipment from our retail stores, net of an allowance for returns and net of any cash incentives related to these equipment sales, as equipment revenue. The amount recorded during the six months ended June 30, 2001 totaled approximately $3.3 million. The amount recorded for the same period in 2000 totaled approximately $1.0 million. The increase in revenue since June 30, 2000 is due to the increase in new customer additions associated with launching of sixteen markets and the addition to our territory of two previously launched markets by Sprint PCS.

     Cost of service. Cost of providing service to Sprint PCS customers totaled approximately $31.5 million for the six months ended June 30, 2001, compared to approximately $4.7 million for the same period in 2000. Cost of service includes billing, customer care, network monitoring, cost of operations, fees related to facilities and other transport lines, interconnection fees, Sprint PCS roaming fees, non-Sprint PCS roaming fees and other expenses related to operations. We pay Sprint PCS roaming fees when our customers use the Sprint PCS network outside of our territory. We pay non-Sprint PCS roaming fees to other wireless service providers when our customers use their network. Also included in the cost of service expenses for the six months ended June 30, 2001 is the 8% of collected service revenue retained by Sprint PCS of approximately $2.2 million compared to approximately $0.2 million for the six months ended June 30, 2000. The increase in cost of service is due to an increased customer base and a larger in-service network.

     Cost of equipment. Cost of equipment which includes the costs of handsets, accessories, and handset subsidies totaled approximately $10.9 million for the six months ended June 30, 2001. Cost of equipment for the six months ended June 30, 2000 was approximately $2.6 million. The increase in costs is due substantially to the increase in new customer additions associated with the launching of sixteen markets and the acquisition from Sprint PCS of two previously-launched markets. Because we subsidize the price of handsets for competitive reasons, we expect and have budgeted for the cost of handsets to continue to exceed the retail sales price for the foreseeable future.

     Selling expenses. Selling expenses totaled approximately $13.0 million and approximately $2.6 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Included in selling expenses are advertising and promotional costs, salaries and sales commissions and expenses related to our distribution channels. The increase in costs since June 30, 2000 is due substantially to the launching of sixteen markets and to the addition to our territory of two markets previously launched by Sprint PCS.

     General and administrative expenses. General and administrative expenses were approximately $5.1 million for the six months ended June 30, 2001 and approximately $12.4 million for the six months ended June 30, 2000. Included in general and administrative costs are administrative salaries and bonuses, employee benefit costs, legal fees, insurance expense and other professional service fees. Also included for the six months ended June 30, 2001 is non-cash compensation expense of approximately $1.0 million related to the amortization of the deferred compensation expense associated with the stock options granted in July 2000. During the six months ended June 30, 2000, we recorded a one-time charge of approximately $10.1 million for the issuance of a 1.5% ownership interest to our President and Chief Executive Officer based on an expected initial public price. Included in this charge was approximately $8.5 million of non-cash compensation expense and approximately $1.6 million of payroll taxes paid in connection with the issuance of this 1.5% ownership interest. The remaining increase in general and administrative expenses from the first half of 2001 compared to the same period in 2000 is due to an increase in personnel and other corporate infrastructure associated with the growth of the Company from launching sixteen markets and acquiring from Sprint PCS two previously-launched markets.

     Depreciation and amortization. For the six months ended June 30, 2001, depreciation and amortization totaled approximately $8.6 million compared to approximately $2.9 million for the six months ended June 30, 2000. The increase is due to assets placed in service for eighteen additional markets since June 30, 2000.

     Interest income. For the six months ended June 30, 2001, interest income was approximately $2.9 million and was earned on the investment of available funds. For the six months ended June 30, 2000, investment income was approximately $0.1 million. Interest income increased due to the investment of the proceeds from the senior discount notes received in July 2000, the proceeds from the sale of Series A-1 and Series A-2 convertible preferred stock in July and December 2000, respectively, and the proceeds from our borrowing under the senior secured credit facility in December 2000 and June 2001.

     Interest expense. Interest expense of approximately $10.7 million, net of capitalized interest of approximately $4.7 million, was recorded in the six months ended June 30, 2001 and related primarily to interest accrued on the senior discount notes, the amortization of the discount and warrants issued in connection with the issuance of the senior discount notes, and interest expense on our borrowings under the senior secured credit facility. For the same period in 2000, we recorded interest expense of approximately $0.6 million, net of capitalized interest of approximately $1.2 million, related to the Nortel financing, which was in place prior to our current senior secured credit facility. The increase in interest expense in 2001 is the result of higher outstanding debt compared to June 30, 2000.

     Other income, net. Other income is principally comprised of gain on tower sales. For the six months ended June 30, 2001, twelve towers were sold to American Tower for $3.4 million, resulting in a gain of approximately $1.6 million, of which approximately $0.5 million was recognized at the time of the sale and the remainder was deferred and is being amortized as a reduction in rental expense over the initial lease term of ten years for the related towers. In addition, sixteen towers were sold to Trinity Wireless for $4.8 million, resulting in a gain of approximately $2.1 million, of which approximately $1.0 million was recognized at the time of the sale and remainder was deferred and is being amortized as a reduction in rental expense over the initial lease term of five years for the related towers. Offsetting these gains was a loss of approximately $0.6 million for site acquisition and construction costs for sites that were either not feasible or not necessary for our network build-out. For the same six months ended June 30, 2000, twenty-two towers were sold to American Tower for $5.5 million resulting in a total gain of approximately $2.3 million, of which approximately $0.3 million was recognized and the remainder is being amortized over the initial lease term of ten years.

Income Taxes

     Prior to July 12, 2000, the Predecessor Company operated as a limited liability company ("LLC") and, as a result, its losses were included in the income tax returns of its members.

Subsequent to July 12, 2000, the date of reorganization as discussed in Note 3 to our financial statements, the Company became a C Corporation and began accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." No benefit for federal income taxes has been recorded for the three and six months ended June 30, 2001 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss carry forwards, would have been offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company's limited operating history. For the year ending December 31, 2001, management currently estimates that a valuation allowance will be provided for the expected loss to be incurred.


  Liquidity and Capital Resources

     Since inception, we have financed our operations through capital contributions from our initial investors, through debt financing and from the proceeds of the sale of our Series A-1 and Series A-2 convertible preferred stock.

     On July 12, 2000, we entered into a new senior secured credit facility with Toronto Dominion (Texas), Inc. and GE Capital Corporation for $140.0 million to replace our original credit facility with Nortel that was repaid in full on this same date. On February 23, 2001, we entered into an amendment to the senior secured credit facility which included a consent to the acquisition from Sprint PCS of the Iowa City and Cedar Rapids, Iowa markets, and which amended certain covenant definitions and requirements. As of June 30, 2001, management believes that we are in compliance with the amended covenants. We had outstanding borrowings of $50.0 million at June 30, 2001 under the senior secured credit facility.

     Our senior discount notes mature on July 15, 2010, carry a coupon rate of 14% and provide for interest deferral for the first five years. The senior discount notes will accrete in value at a rate of 14% per annum until July 15, 2005, after which, interest will begin to accrue and will be payable semiannually beginning on January 15, 2006.

     We believe that the net proceeds of our senior discount notes, the net proceeds from the sales of our convertible preferred stock and borrowings under our senior secured credit facility will be adequate to fund our network build-out, anticipated operating losses, working capital requirements and other capital needs through 2003.

     Net cash used in operating activities was approximately $7.1 million for the six months ended June 30, 2001 and was approximately $7.5 million for the six months ended June 30, 2000. Cash used in operating activities was primarily attributable to operating losses offset by depreciation and amortization expense, non-cash interest, non-cash compensation expense and working capital needs.

     Net cash used in investing activities was approximately $92.8 million for the six months ended June 30, 2001 and approximately $16.2 million for the same period in 2000. The expenditures related primarily to the purchase of our network infrastructure equipment and the acquisition of the markets in Iowa from Sprint PCS in February 2001, offset partially with the proceeds from tower sales and our build-to-suit agreement.

     Net cash provided by financing activities was approximately $24.7 million for the six months ended June 30, 2001 and consisted primarily of proceeds of $25.0 million drawn on our senior secured credit facility offset somewhat by debt issuance and interest rate protection costs. Net cash provided by financing activities during the six months ended June 30, 2000 was approximately $22.8 million and consisted primarily of equity contributions and debt borrowings.

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

     Since inception through June 30, 2001, we received approximately $20.4 million related to the sale of eighty towers under this agreement and we received an additional $1.5 million for five towers sold to American Tower under individual agreements in January 2001. We incurred an aggregate of approximately $13.4 million of costs to construct such towers. With the eightieth tower sale in January 2001, we have satisfied the terms of this agreement.

     In December 2000, we signed a build-to-suit agreement with Trinity Wireless Towers, Inc. ("Trinity"), whereby we agreed to locate and obtain ground leases and deliver assignments of these ground leases to Trinity for at least seventy-five towers in Iowa and Nebraska. Trinity agreed to reimburse us for site acquisition and development costs, build the tower, and to purchase the site from us at the time of commencement of the tower lease with Trinity. We will lease a portion of the tower built by Trinity. For the six months ended June 30, 2001, we received approximately $0.4 million for the reimbursement of site acquisition costs for sixteen sites and we received approximately $0.8 million for seventeen sites for which the tower leases commenced.

     In June 2001, we signed a tower sale and leaseback agreement with Trinity. We will sell towers we have already constructed, and then lease back tower space from Trinity. On June 29, 2001, we sold sixteen towers to Trinity for approximately $4.8 million. We anticipate selling additional towers under this agreement through December 29, 2001, when the agreement expires.

     As of June 30, 2001, our primary source of liquidity is approximately $90.8 million in cash and cash equivalents.


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

Effect of Recently Issued Accounting Pronouncements

     In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company is currently assessing but has not yet determined the impact of these pronouncements on its financial position and results of operations.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal years beginning after June 15, 2000. Our adoption on January 1, 2001 did not have a material effect on our results of operations, financial position, or cash flows.

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

     We are subject to interest rate risk on our senior secured credit facility and any future financing requirements. Our variable rate debt consists of borrowings made under our senior secured credit facility of which we had borrowed $50.0 million at June 30, 2001. As required under the senior secured credit facility, on January 12, 2001, we entered into a three-year interest rate protection agreement with a counter party for a notional amount of $12.5 million that caps the three-month floating LIBOR interest rate at 7.25%.

     The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our senior secured credit facility based on our projected level of long-term indebtedness:

                                                                            Years Ending December 31
                                               -------------------------------------------------------------------------------------
                                                 2001           2002           2003           2004           2005         Thereafter
                                                                                 (In thousands)
Senior Discount notes: (1)                     $144,428       $157,334       $171,393       $186,708       $203,392       $      -
  Fixed interest rate                            14.00%         14.00%         14.00%         14.00%         14.00%         14.00%
  Principal payments                           $      -       $      -       $      -       $      -       $      -       $300,000

Senior Secured Credit facility: (2)            $ 50,000       $140,000       $140,000       $126,000       $105,000       $      -
  Variable interest rate (3)                      8.00%          8.00%          8.00%          8.00%          8.00%          8.00%
  Principal payments                           $      -       $      -       $      -       $ 14,000       $ 21,000       $105,000
------------------------------------------------------------------------------------------------------------------------------------

(1) The amounts presented represent estimated year-end debt balances under our senior discount notes based on amortizing the discount utilizing the effective interest method over the term of the senior discount notes.
(2) The amounts presented represent estimated year-end debt balances under our $140.0 million senior secured financing based upon a projection of the funds borrowed under that facility pursuant to our current network build-out plan.
(3)  Interest rate on our senior secured financing equals the lesser of either:
     . a base rate loan with an interest rate equal to 2.75% plus the higher of:
        .  the prime rate of the Toronto-Dominion Bank, New York Branch or;
        . the federal fund effective rate plus 0.5%; or . a Eurodollar loan with an interest rate equal to the London interbank offered rate plus 3.75%. The London interbank offered rate is assumed to equal 4.25% for all periods presented.

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

     During the three months ended June 30, 2001, we granted options to employees to purchase, in the aggregate, 2,000 shares of common stock at an exercise price of $4.65. The grant date for these options was the employee's hire date. The vesting period for stock options begins on the grant date and extends for four years.

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

     From January 8, 2001, the effective date of the Registration Statement on Form S-1, file no. 333-47682, until June 30, 2001, we did not incur any expenses for underwriting discounts and commissions, finders fees or expenses paid to or for underwriters in connection with the issuance and distribution of securities. During this period, we estimate that we incurred approximately $0.2 million for other expenses related to the registration. None of the other expenses were direct or indirect payments to our directors or officers or their associates, or persons owning 10% or more of any class of our equity securities or the equity securities of our affiliates. As the warrants are not exercisable until July 15, 2001, we have received no proceeds from the offering during the period ended June 30, 2001.

Item 3.  Defaults upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

                (a)  Exhibits:
                     See Index to Exhibits for listing of exhibits.

                (b)  Reports on Form 8-K:
                     None

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





August 14, 2001

                               INDEX TO EXHIBITS


 2.1* Contribution Agreement dated as of July 12, 2000 by and among iPCS, Inc. and members of Illinois PCS, LLC.

 2.2** Asset Purchase Agreement, dated as of January 10, 2001, by and among Sprint Spectrum L.P. and its subsidiaries Sprint Spectrum Equipment Company, L.P. and Sprint Spectrum Realty Company, L.P., and iPCS Wireless, Inc.

 3.1* Amended and Restated Certificate of Incorporation of iPCS, Inc. as amended.

 3.2*       Amended and Restated Bylaws of iPCS, Inc.

 3.3* Certificate of Designations of the Series A-1 Convertible Participating Preferred Stock.

 3.4*       Certificate of Incorporation of iPCS Wireless, Inc.

 3.5*       Bylaws of iPCS Wireless, Inc.

 3.6*       Certificate of Incorporation of iPCS Equipment, Inc.

 3.7*       Bylaws of iPCS Equipment, Inc.

 3.8*** Certificate of Designations of the Series A-2 Convertible Participating Preferred Stock.

 4.1*       Specimen Common Stock Certificate.

 4.2* 14% Senior Discount Notes due 2010 Indenture dated as of July 14, 2000 by and among, as issuer iPCS Equipment, Inc. and iPCS Wireless, Inc. as guarantors and CTC Illinois Trust Company, as trustee.

10.1*Y Sprint PCS Management Agreement, as amended, dated as of January 22, 1999 by and between Sprint Spectrum, LP, SprintCom, Inc., WirelessCo, LP and Illinois PCS, LLC, as amended by Addendum I, Addendum II, Amended and Restated Addendum III and Addendum IV, Addendum V, Addendum VI thereto.

10.2*Y Sprint PCS Services Agreement dated as of January 22, 1999 by and between Sprint Spectrum, LP and Illinois PCS, LLC.

10.3*Y Sprint Trademark and Service Mark License Agreement dated as of January 22, 1999 by and between Sprint Communications Company, LP and Illinois PCS, LLC.

10.4* Sprint Spectrum Trademark and Service Mark License Agreement dated as of January 22, 1999 by and between Sprint Spectrum, LP and Illinois PCS, LLC.

10.5* Amended and Restated Consent and Agreement dated as of July 12, 2000 by and between Sprint Spectrum, LP, SprintCom, Inc., Sprint Communications Company, LP, WirelessCo, LP, and Toronto Dominion (Texas), Inc. and the lenders party thereto.

10.6* Amended and Restated Credit Agreement dated as of July 12, 2000 by and between iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, and lenders named therein, Toronto Dominion (Texas), Inc., as administrative agent, and GE Capital Corporation, as syndication agent, for a $140 million credit facility.

10.7        iPCS, Inc. Amended and Restated 2000 Long Term Incentive Plan.

10.8*****   Amended and Restated Employment Agreement effective as of January 1,
            2001 by and between iPCS Wireless, Inc., Timothy M. Yager and iPCS, Inc.

10.9* Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, William W. King, Jr. and iPCS, Inc.

10.10* Warrant for the Purchase of shares of Common stock dated as of July 12, 2000 by and between Sprint Spectrum L.P. and iPCS, Inc.

10.11* Agreement Regarding Construction, Sale and Leaseback of Towers dated as of May 28, 1999 by and between American Tower Corporation and Illinois PCS, LLC.

10.12****   Lease dated as of June 1, 1999 by and between Gridley Enterprises,
            Inc. and Illinois PCS, LLC.

10.13* Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, Leroy R. Horsman and iPCS, Inc.

10.14*****  Amended and Restated Employment Agreement effective as of July 1,
            2000 by and between Illinois PCS, LLC, Jeffrey Pinegar and iPCS,
            Inc.

10.15*****  Amended and Restated Employment Agreement effective as of January 1,
            2001 by and between iPCS Wireless, Inc, Linda K. Wokoun and iPCS, Inc.

10.16*****  Amended and Restated Employment Agreement effective as of January 1,
            2001 by and between iPCS Wireless, Inc., Stebbins B. Chandor, Jr. and iPCS, Inc.

10.17*****  Amended and Restated Employment Agreement effective as of January 1,
            2001 by and between iPCS Wireless, Inc., Anthony R. Muscato and iPCS, Inc.

10.18* Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, Patricia M. Greteman and iPCS, Inc.

10.19*Y CDMA 1900 SprintCom Additional Affiliate Supply Agreement dated as of May 24, 1999 between Illinois PCS, L.L.C. and Nortel Networks Inc.

10.20*Y Amendment No. 1 to 1900 CDMA Additional Affiliate Supply Agreement dated as of July 11, 2000 between Illinois PCS, LLC and Nortel Networks Inc.

10.21* Warrant Registration Rights Agreement dated as of July 12, 2000 by and among iPCS, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and TD Securities Corporation (USA) Inc.

10.22* Warrant Agreement dated as of July 12, 2000 by and between iPCS, Inc. and ChaseMellon Shareholder Services, L.L.C., as warrant agent.

10.23*      Form of Global Notes.

10.24*      Form of Global Warrants.

10.25* Investment Agreement dated as of July 12, 2000, by and among iPCS, Inc., Blackstone/iPCS LLC, Blackstone iPCS Capital Partners LP, Blackstone Communications Partners I LP, TCW/Crescent Mezzanine Partners II, LP, TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust LP, TCW Leveraged Income Trust LP II, LP, TCW Leveraged Income Trust IV, LP, TCW Shared

            Opportunity Fund II, LP, Shared Opportunity Fund IIB, LLC and TCW Shared Opportunity Fund III, LP.

10.26* Stockholders Agreement dated as of July 12, 2000, by and between iPCS, Inc. and certain of its stockholders.

10.27* Registration Rights Agreement dated as of July 12, 2000 by and among iPCS, Inc., Blackstone/iPCS, LLC, Blackstone iPCS Capital Partners LP, Blackstone Communications Partners I LP, TCW/ Crescent Mezzanine Partners II, LP, TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust LP, TCW Leveraged Income Trust LP II, LP, TCW Leveraged Income Trust IV, LP, TCW Shared Opportunity Fund II, LP, Shared Opportunity Fund IIB, LLC and TCW Shared Opportunity Fund III, LP.

10.28* Consulting Agreement, dated as of April 20, 1999, by and between WaveLink Engineering and Illinois PCS, LLC.

10.29*Y Construction and Oversight Services Agreement dated as of September 1, 2000 by and between iPCS Wireless, Inc. and SDS Wireless, Inc.

10.30*Y Build to Suit Agreement dated as of September 1, 2000 by and between iPCS Wireless, Inc. and Trinity Wireless Towers, Inc.

10.31* Additional Affiliate Agreement dated as of July 12, 2000 by and between iPCS Wireless, Inc. and Lucent Technologies Inc.

10.32*** First Amendment to Amended and Restated Credit Agreement and Consent dated as of February 23, 2001, by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc as guarantors, and lenders named therein and Toronto Dominion (Texas), Inc., as administrative agent.

10.33***Y   Amendment No. 2 to 1900 CDMA Additional Affiliate Supply Agreement
            by and among iPCS Wireless, Inc. and iPCS Equipment, Inc. and Nortel
            Networks Inc.

10.34*** Amended and Restated Interim Network Operating Agreement, dated as of March 1, 2001 by and between Sprint Spectrum LP and iPCS Wireless, Inc.

10.35***Y   Addendum VI to Sprint PCS Management Agreement, dated as of February
            28, 2001, by and among Sprint Spectrum, L.P., WirelessCo, L.P.,
            SprintCom, Inc., Sprint Communications Company L.P. and iPCS
            Wireless, Inc.

10.36***Y   Build to Suit Agreement, dated as of December 29, 2000, by and between Trinity Wireless Towers, Inc., Trinity Wireless Services,
            Inc., SDS Wireless, Inc. and iPCS Wireless, Inc.

10.37***Y   Construction and Oversight Services Agreement, dated as of December
            29, 2000, by and between iPCS Wireless, Inc. and SDS Wireless, Inc.

10.38*** Master Lease Agreement, dated as of August 31, 2000, by and between iPCS Wireless, Inc. and Trinity Wireless Towers, Inc.

10.39*** First Amendment to Agreement Regarding Construction, Sale and Leaseback of Towers dated as of November 2000 by and between American Tower Corporation and iPCS Wireless, Inc.

21.1*       Subsidiaries of iPCS, Inc.

--------------------------------------------------------------------------------

* Incorporated by reference to exhibits filed with registrant's Form S-4 (Registration No. 333-47688).
** Incorporated by reference to exhibit filed with registrant's Form 8-K filed on March 15, 2001.
*** Incorporated by reference to exhibits filed with registrant's Form 10-K for the fiscal year ended December 31, 2000.
**** Incorporated by reference to exhibits filed with registrant's Form S-1 (Registration No. 333-32064).
***** Incorporated by reference to exhibits filed with registrant's Form 10-Q for the quarter ending March 31, 2001.
Y     Confidential treatment has been requested on these documents.