Form 10-Q
period 2001-09-30
IPCS INC
filed 2001-11-14
CIK 1108727

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

                              --------------------
(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2001.

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

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

           44,869,643 shares of common stock, $0.01 par value per share, were outstanding as of November 14, 2001.

                                   iPCS, INC.

                                    FORM 10-Q
                               SEPTEMBER 30, 2001


                                TABLE OF CONTENTS

                                                                                                    Page
PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements:

       Consolidated Balance Sheets at September 30, 2001 and December 31, 2000                       2

       Consolidated Statements of Operations for the three months ended
          September 30, 2001 and 2000 and for the nine months ended September 30,
          2001 and 2000                                                                              3

       Consolidated Statement of Redeemable Preferred Stock
          and Equity (Deficiency) for the nine months ended September 30, 2001                       4

       Consolidated Statements of Cash Flows for the nine months ended September 30,
          2001 and 2000                                                                              5

       Notes to Consolidated Financial Statements                                                    6

     Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.                                                         14

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.                            24

PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings.                                                                    26

     Item 2.  Changes in Securities and Use of Proceeds.                                            26

     Item 3.  Defaults Upon Senior Securities.                                                      26

     Item 4.  Submission of Matters to a Vote of Security Holders.                                  26

     Item 5.  Other Information.                                                                    26

     Item 6.  Exhibits and Reports on Form 8-K.                                                     27

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                   iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                          September 30,    December 31,
                                                                                               2001            2000
                                                                                           (Unaudited)
                                      Assets
Current Assets:
   Cash and cash equivalents                                                                $  54,579        $ 165,958
   Accounts receivable, less allowance:  2001 - $2,713; 2000 - $328                            14,964            5,350
     Other receivables                                                                          1,604              231
   Inventories                                                                                  3,379            3,314
   Prepaid expenses and other assets                                                            4,799            1,839
                                                                                            ---------        ---------
       Total current assets                                                                    79,325          176,692

Property and equipment including construction in progress, net                                198,161          129,087
Financing costs, less accumulated amortization: 2001 - $1,173; 2000 - $445                      9,558           10,045
Intangible assets, net                                                                         39,934           12,359
Other assets                                                                                    1,778              392
                                                                                            ---------        ---------
        Total assets                                                                        $ 328,756        $ 328,575
                                                                                            =========        =========

                Liabilities, Redeemable Preferred Stock and Equity (Deficiency)
Current Liabilities:
   Accounts payable                                                                         $  31,410        $  27,294
   Accrued expenses                                                                             4,446            2,686
   Accrued interest                                                                                79               22
   Deferred revenue                                                                             4,742            1,346
     Capital lease obligations - current portion                                                    7               12
                                                                                            ---------        ---------
       Total current liabilities                                                               40,684           31,360

Deferred gain on tower sales                                                                    7,667            6,000
Deferred rent                                                                                   2,264                -
Deferred revenue                                                                                1,763              392
Capital lease obligations - long term portion                                                     373              225
Accrued interest                                                                               16,944            6,219
Long-term debt                                                                                191,392          157,581
                                                                                            ---------        ---------
       Total liabilities                                                                      261,087          201,777
                                                                                            ---------        ---------

Redeemable preferred stock $0.01 par value; 75,000,000 shares authorized; 23,090,909          121,548          114,080
                                                                                            ---------        ---------
    shares issued and outstanding

Commitments and contingencies

Equity (Deficiency):
    Common stock, $0.01 par value; 300,000,000 shares authorized; 44,869,643 shares
     issued and outstanding                                                                       449              449
    Additional paid in capital                                                                 70,853           78,321
    Unearned compensation                                                                      (3,985)          (5,515)
    Accumulated deficit                                                                      (121,196)         (60,537)
                                                                                            ---------        ---------
           Total equity (deficiency)                                                          (53,879)          12,718
                                                                                            ---------        ---------
           Total liabilities, redeemable preferred stock and equity (deficiency)            $ 328,756        $ 328,575
                                                                                            =========        =========


See notes to consolidated financial statements.

                   iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                       For the Three Months Ended      For the Nine Months Ended
                                                                        Sept 30,        Sept 30,        Sept 30,        Sept 30,
                                                                          2001            2000            2001            2000
Revenues:

    Service                                                           $     33,160    $      5,814    $     71,834    $      9,914
    Equipment and other                                                      2,341             695           5,678           1,700
                                                                      ------------    ------------    ------------    ------------
           Total revenues                                                   35,501           6,509          77,512          11,614
                                                                      ------------    ------------    ------------    ------------
Operating Expenses:
    Cost of service                                                         29,002           5,104          60,496           9,812
    Cost of equipment                                                        7,440           2,394          18,292           4,977
    Selling                                                                  7,874           2,395          20,845           4,960
    General and administrative:
           Non-cash compensation                                               510           2,206           1,530          10,686
           Taxes on non-cash compensation                                        -               -               -           1,567
           Other general and administrative                                  4,605           2,304           8,635           4,694
    Depreciation and amortization                                            6,826           2,622          15,385           5,549
                                                                      ------------    ------------    ------------    ------------
             Total operating expenses                                       56,257          17,025         125,183          42,245
                                                                      ------------    ------------    ------------    ------------

Loss from operations                                                       (20,756)        (10,516)        (47,671)        (30,631)
Other Income (Expense):
    Interest income                                                            639           1,854           3,537           1,949
    Interest expense                                                        (6,313)         (5,665)        (16,995)         (6,259)
    Other income (expense), net                                               (417)            226             470             424
                                                                      ------------    ------------    ------------    ------------

Loss Before Extraordinary Item                                             (26,847)        (14,101)        (60,659)        (34,517)
Extraordinary item - loss on early
  extinguishment of debt                                                         -          (1,485)              -          (1,485)
                                                                      ------------    ------------    ------------    ------------
Net Loss                                                              $    (26,847)   $    (15,586)   $    (60,659)   $    (36,002)
                                                                      ------------    ------------    ------------    ------------

Loss before extraordinary item                                        $    (26,847)   $    (14,101)   $    (60,659)   $    (34,517)
Beneficial conversion feature related to redeemable
  preferred stock                                                                -         (46,387)              -         (46,387)
Dividends and accretion on redeemable preferred stock                       (2,549)           (881)         (7,468)           (881)
                                                                      ------------    ------------    ------------    ------------
Loss available to common stockholders                                      (29,396)        (61,369)        (68,127)        (81,785)
Extraordinary item                                                               -          (1,485)              -          (1,485)
                                                                      ------------    ------------    ------------    ------------
Net loss available to common stockholders                             $    (29,396)   $    (62,854)   $    (68,127)   $    (83,270)
                                                                      ============    ============    ============    ============

Pro forma basic and diluted loss per share of
  common stock:
  Loss available to common stockholders before extraordinary item     $      (0.66)   $      (1.37)   $      (1.52)   $      (1.83)
  Extraordinary item                                                             -    $      (0.03)              -    $      (0.03)
  Net loss available to common stockholders                           $      (0.66)   $      (1.40)   $      (1.52)   $      (1.86)

Pro forma weighted average common shares
  outstanding                                                           44,869,643      44,869,643      44,869,643      44,869,643
                                                                      ============    ============    ============    ============

See notes to consolidated financial statements
                   iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
  CONSOLIDATED STATEMENT OF REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIENCY)
                                   (Unaudited)
                        (In thousands, except share data)

                                               Redeemable       |
                                             Preferred Stock    |      Common Stock      Additional       Unearned     Accumulated
                                          Shares        Amount  |  Shares      Amount  Paid in Capital  Compensation     Deficit
                                                                |
                                                                |
BALANCE AT JANUARY 1, 2001              23,090,909  $   114,080 | 44,869,643  $    449  $    78,321     ($    5,515)   ($   60,537)
Accrued dividends on redeemable                                 |
   preferred stock                                        6,937 |                            (6,937)
Accretion to redemption amount of                               |
   redeemable preferred stock                               531 |                              (531)
Amortization of unearned compensation                           |                                              1,530
Net loss                                                        |                                                          (60,659)
                                       -----------  ----------- |-----------  --------  -----------     -----------    -----------
BALANCE AT SEPTEMBER 30, 2001           23,090,909  $   121,548 | 44,869,643  $    449  $    70,853     ($    3,985)   ($  121,196)
                                       ===========  =========== |===========  ========  ===========     ===========    ===========

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                  For the Nine Months Ended
                                                                 September 30,   September 30,
                                                                     2001            2000
Cash Flows from Operating Activities:
Net loss                                                         $ (60,659)      $ (36,002)
    Adjustments to reconcile net loss to net cash
      flows from operating activities:
       Depreciation and amortization                                15,385           5,549
       Loss on disposal of property and equipment                    1,042              56
       Gain on tower sales                                          (1,509)           (479)
       Amortization of deferred gain on tower sales                   (543)           (180)
       Amortization of deferred rent                                  (135)             --
       Amortization of financing costs                                 729             234
       Non-cash interest                                             8,842           2,322
       Extraordinary loss on early extinguishment of debt               --           1,485
       Non-cash compensation                                         1,530          10,686
       Changes in assets and liabilities:
          Accounts receivable                                       (8,657)         (3,313)
          Other receivables                                           (650)           (141)
          Inventories                                                  (66)            222
          Prepaid expenses and other assets                         (4,333)         (2,259)
          Accounts payable, accrued expenses and
            accrued interest                                        27,509           9,395
          Deferred revenue                                           4,768             521
                                                                 ---------       ---------
            Net cash flows from operating activities               (16,747)        (11,904)
                                                                 ---------       ---------
Cash Flows from Investing Activities:
    Capital expenditures                                           (98,394)        (65,194)
    Intangible acquired in purchase of network assets                   --          (3,526)
    Acquisition of the Iowa City/Cedar Rapids, Iowa markets        (31,678)             --
    Proceeds from disposition of fixed assets                           42              --
    Proceeds from build-to-suit agreement                            2,496              --
    Proceeds from tower sales                                        8,204           8,500
                                                                 ---------       ---------
            Net cash flows from investing activities              (119,330)        (60,220)
                                                                 ---------       ---------
Cash Flows from Financing Activities:
    Proceeds from long-term debt                                    25,000         165,106
    Repayment of Nortel debt                                            --         (40,346)
    Payments on capital lease obligations                              (13)             --
    Debt financing costs                                              (243)        (10,023)
    Proceeds from sale of redeemable preferred stock,
      net of offering costs of $3,613                                   --          46,387
    Interest rate protection costs                                     (46)             --
    Members' contributions                                              --          16,500
                                                                 ---------       ---------
            Net cash flows from financing activities                24,698         177,624
                                                                 ---------       ---------
Increase (decrease) in cash and cash equivalents                  (111,379)        105,500
Cash and cash equivalents at beginning of period                   165,958           2,733
                                                                 ---------       ---------
Cash and cash equivalents at end of period                       $  54,579       $ 108,233
                                                                 =========       =========

See notes to consolidated financial statements
                   iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000
                                   (Unaudited)

1.       BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with rules issued by the Securities and Exchange Commission for preparing interim financial information and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 29, 2001.

         All significant intercompany accounts or balances have been eliminated in consolidation. Certain amounts in the 2000 financial statements have been reclassified to conform to the current period's presentation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:

         Prior to January 1, 2001, the Company recorded promotional cash credits and rebates granted to customers as expenses. Effective January 1, 2001, the Company adopted the Emerging Issues Task Force ("EITF") 00-14, "Accounting for Certain Sales Incentives." The EITF requires that, when recognized, the reduction in or refund of the selling price of the product or service resulting from any cash incentive should be classified as a reduction in revenue and not as an operating expense. The Company adopted EITF 00-14 in the first quarter of 2001. For the three months and nine months ended September 30, 2001, a reduction in revenue of approximately $3.9 million and $10.4 million, respectively, and an offsetting reduction in operating expenses for these same three months and nine months was recorded. In accordance with the provisions of EITF 00-14, approximately $0.7 million of operating expenses for the three months ended September 30, 2000 and approximately $1.0 million of operating expenses for the nine months ended September 30, 2000 have been reclassified as a reduction in revenue.

Loss Per Share:

         Basic and diluted loss per share are calculated by dividing the net loss by the pro forma weighted average number of shares of common stock of iPCS, Inc. outstanding. For the three months and nine months ended September 30, 2000, the calculation is based on the number of shares that would have been outstanding as if the shares of common stock of iPCS, Inc. into which the Predecessor Company's members' interests were converted had been outstanding for the period presented. The calculation was made in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed conversion of redeemable preferred stock or exercise of options and warrants is antidilutive.

Recently Issued Accounting Pronouncements:

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for the Company's fiscal year beginning in 2002 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company is currently assessing but has not yet determined the impact of these pronouncements on its financial position and results of operations.

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

4.       SPRINT PCS AGREEMENTS

         On January 10, 2001, the Company exercised its option to purchase from Sprint PCS certain telecommunications equipment and retail store assets and inventory located in the Iowa City and Cedar Rapids, Iowa markets. Concurrently with the closing, the Sprint PCS

Management Agreement which sets forth the terms of the Company's long-term affiliation with Sprint PCS was amended to reflect the expansion of the Company's territory to include these two additional Iowa markets which included approximately 14,000 customers. The Company closed on this transaction on February 28, 2001 and paid approximately $31.7 million for these two markets. The Company has accounted for this business combination using the purchase method. The Company made a preliminary allocation of the purchase price based on the fair values of the assets and liabilities acquired and allocated any excess amount over fair value to the intangible asset representing the right to be the exclusive provider of Sprint PCS services in the Iowa City and Cedar Rapids, Iowa markets.

         Amounts related to the Sprint PCS agreements for the three months and nine months ended September 30, 2001 and September 30, 2000 are as follows (in thousands):

                                          Three Months Ended                  Nine Months Ended
                                 September 30,      September 30,      September 30,       September 30,
                                      2001               2000               2001               2000
Amounts included in the Consolidated Statement of Operations:
  Cost of service                      $16,678            $2,555             $38,140             $4,492
  Cost of equipment                      7,439             2,537              18,290              5,023
  Selling                                1,239               350               2,600                695
  General and
   administrative                           10                12                  39                 22



                                                                       September 30,          December 31,
                                                                            2001                    2000
Amounts included in the Consolidated Balance Sheets:
  Inventory                                                                $   3,379              $  3,236
  Accounts receivable due from Sprint PCS, net                                15,105                 5,499
  Accounts payable due to Sprint PCS                                          10,306                 6,610


5.       PROPERTY AND EQUIPMENT INCLUDING CONSTRUCTION IN PROGRESS

         Property and equipment including construction in progress consists of the following (in thousands):

                                               September 30,     December 31,
                                                   2001            2000
Network assets                                 $    148,351     $     82,094
Computer equipment                                    3,153            1,816
Furniture, fixtures, office equipment and
     leasehold improvements                           4,170            2,698
                                               -----------------------------
Total property and equipment                        155,674           86,608
Less accumulated depreciation and amortization      (22,067)          (8,338)
                                               -----------------------------
Property and equipment, net                         133,607           78,270
Construction in progress (network build-out)         64,554           50,817
                                               -----------------------------
Property and equipment including
      construction in progress, net            $    198,161     $    129,087
                                               =============================

     The Company has reclassified the December 31, 2000 microwave relocation costs totaling $2.3 million from intangible assets to property and equipment to be consistent with industry practice.

6.       INTANGIBLE ASSETS, NET

         Intangible assets consists of the following (in thousands):

                                                                                    September 30, December 31,
                                                                                          2001        2000
Exclusive provider rights which arose with the issuance of
    warrants to Sprint PCS                                                            $  9,147    $  9,147
Exclusive provider rights which arose with the purchase of assets in Michigan
    from Sprint PCS                                                                      3,526       3,526
Exclusive provider rights which arose with the acquisition of the Iowa markets
    from Sprint PCS (see Note 4)                                                        29,039           -
                                                                                      --------------------
Total intangible assets                                                                 41,712      12,673
Less accumulated amortization                                                           (1,778)       (314)
                                                                                      --------------------
Intangible assets, net                                                                $ 39,934    $ 12,359
                                                                                      ====================


7.       DEFERRED GAIN ON TOWER SALES

         On May 28, 1999, the Company signed a tower sale and leaseback agreement with American Tower Corporation ("American Tower"). Under this agreement, the Company was to locate sites for, develop and construct between sixty and eighty wireless communication towers and then sell the towers to American Tower. The term of this agreement was set to expire at the earlier date of the final tower sale or December 31, 2000. In November 2000, the agreement was amended to extend the expiration date to February 28, 2001 for the sale of the first eighty towers and to increase the sales price from $250,000 to $272,000 for any tower with an extendable height of 249 feet.

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

         On June 29, 2001, the Company signed a tower sale and leaseback agreement with Trinity Wireless Towers, Inc. ("Trinity"). The Company has constructed wireless communication towers, which it agreed to sell and lease back a portion of these towers from Trinity. The agreement expires on December 31, 2001.

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

         During the three months ended September 30, 2001, the Company entered into tower leases for fifteen sites under this agreement. The Company recorded approximately $0.9 million as deferred tower rent that will be amortized as a reduction to rental expense over the life of the initial tower lease term of five years. For the nine months ended September 30, 2001, the Company recorded approximately $2.4 million as deferred tower rent that will be amortized as a reduction to rental expense over the life of the initial tower lease term of five years. As of September 30, 2001, the Company has entered into leases for forty-six build-to-suit towers.

9.       INCOME TAXES

         Prior to July 12, 2000, the Predecessor Company operated as a limited liability company ("LLC") and, as a result, its losses were included in the income tax returns of its members. Therefore, the accompanying consolidated financial statements do not include any income tax amounts prior to July 12, 2000. Subsequent to July 12, 2000, the date of reorganization as discussed in
Note 3, the Company became a C Corporation and began accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." No benefit for federal income taxes has been recorded for the three months and nine months ended September 30, 2001, as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss carry forwards, would have been offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company's limited operating history. For the year ending December 31, 2001, management currently estimates that a valuation allowance will be provided for the expected loss to be incurred.

10.      SENIOR SECURED CREDIT FACILITY

         On January 12, 2001, as required under the terms of the senior secured credit facility, the Company entered into an interest rate cap agreement with a counter party for a notional amount of $12.5 million to manage the interest rate risk on the Company's variable rate debt. The agreement expires in three years and caps the three-month LIBOR interest rate at 7.25%. For the three months and nine months ended September 30, 2001, the Company recorded a loss of approximately $17,000 and $31,000, respectively, related to this derivative.

         On February 23, 2001, the Company entered into an amendment to the senior secured credit facility which included a consent to the expansion of its territory to include the Iowa City and Cedar Rapids, Iowa BTA's as discussed in
Note 4 and which amended certain covenant definitions and requirements.

         On June 29, 2001, the Company borrowed an additional $25.0 million under Tranche B bringing the total borrowings to date to $50.0 million, the entire Tranche B commitment. At September 30, 2001, the weighted average interest rate on these borrowings was 6.84%.

         On September 28, 2001, the Company entered into an amendment which included a consent to the merger with AirGate PCS, Inc. as discussed in Note 13, and which amended certain covenant definitions and requirements.

11.      STOCK OPTIONS

         On February 28, 2001, the Board of Directors approved options for members of management, employees and directors, with a grant date of January 1, 2001. The vesting period for these employee stock options begins on the later of the employee's hire date or January 1, 2001, and extends for four years. For directors, the vesting period begins on January 1, 2001, and extends for four years. During the three months and nine months ended September 30, 2001, 11,000 and 1,427,750 options, respectively, were granted at an exercise price of $4.65.

         At September 30, 2001, the following is a summary of options granted and outstanding:

                                                                                  Weighted
                                                                                  Average
                                                                                  Exercise
                                                           Shares                  Price
                                                       -------------           -----------------
       Outstanding at December 31, 2000                    1,590,000                $       5.52
       Granted                                             1,427,750                        4.65
       Exercised                                                   -                           -
       Forfeited                                             (12,499)                       5.30
                                                       -------------           -----------------

       Outstanding at September 30, 2001                   3,005,251                $       5.11
                                                       =============           =================


         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its employee and director stock options. Compensation expense is determined as the excess of the fair value of the Company's common stock at date of grant over the exercise price. Based upon the then expected offering price of a planned initial public offering in 2000, the Company recognized total unearned compensation expense of approximately $8.3 million related to the grants made in July 2000. This amount is being amortized as compensation expense over the vesting period of the options; such vesting period begins on the employee's date of hire and extends for four years. For directors and all employee grants subsequent to February 28, 2001, the vesting period begins on the date of grant and extends for four years. Total non-cash compensation expense related to such options for the three months and nine months ended September 30, 2001 was approximately $0.5 million and $ 1.5 million, respectively. There was no compensation expense recorded for the grants made to employees and directors during the nine months ended September 30, 2001 since the exercise price was equal to the estimated fair value of the Company's common stock.

12.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                          For the Nine Months Ended
                                                                        September 30,   September 30,
                                                                             2001            2000
                                                                                (in thousands)
Supplemental disclosure of cash flow information-
     Cash paid for interest                                               $ 2,090         $ 1,971

Supplemental schedule of noncash investing and financing activities:

     Accounts payable incurred for the acquisition of
      property, equipment and construction in process                       7,592          10,223
     Capital lease obligations incurred for the acquisition
       of property and equipment                                              156              26
     Accrued dividends on redeemable preferred stock                        6,937             812
     Accretion to the redemption amount of preferred
       stock                                                                  531              69
     Grant of stock options                                                     -           8,247
     Issuance of warrants in connection with the senior
       discount notes                                                           -          24,859
     Issuance of warrants to Sprint PCS                                         -           9,147

13.      MERGER

     On August 28, 2001, the Company signed an agreement and plan of merger with AirGate PCS, Inc. ("AirGate"), a Sprint PCS affiliate, under which AirGate and the Company will combine in a tax-free stock for stock transaction. AirGate will issue approximately 13.5 million shares of AirGate common stock, including 1.1 million shares reserved for issuance upon the exercise of the Company's outstanding options and warrants. At the effective time of the merger, each issued and outstanding share of the Company's common stock will be converted into the right to receive approximately 0.1594 of a share of AirGate common stock, referred to as the exchange ratio. All shares of the Company's preferred stock will be converted into the Company's common stock immediately prior to the effective time of the merger. At the effective time of the merger, AirGate will assume each unexpired and unexercised option and warrant to purchase shares of the Company's common stock and convert it into an option or warrant to purchase AirGate common stock based on one share of the Company's common stock equal to the exchange ratio of AirGate's common stock. In addition, the exercise price per share of AirGate common stock issuable under each converted option or converted warrant will be equal to the per share exercise price of the Company option or warrant divided by the exchange ratio. The options will be fully vested at the time of the merger and the warrants will remain subject to the terms and conditions set forth in the applicable warrant agreement. The total number of shares of AirGate common stock to be issued by AirGate in connection with the merger will not exceed 13,500,000. The completion of the merger is subject to approval by the stockholders of the Company and AirGate. The special meetings of the AirGate stockholders and iPCS stockholders have each been set for November 27, 2001. A majority of the stockholders of iPCS have agreed to vote their shares in favor of the merger. The closing of the merger is also subject to other customary conditions, including regulatory approval under the Hart-Scott-Rodino Act and the consent or approval of Sprint PCS and the lenders under the AirGate and iPCS credit facilities, all of which have been obtained. The merger agreement will terminate if the merger is not consummated on or before March 1, 2002. It is anticipated that the merger will close around the end of November 2001.

     14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The senior discount notes are fully, unconditionally, and joint and severally guaranteed by iPCS Wireless, Inc. and iPCS Equipment, Inc., which are wholly-owned subsidiaries of iPCS, Inc. The following unaudited condensed consolidating financial information as of and for the nine months ended September 30, 2001 is presented for iPCS, Inc., iPCS Wireless, Inc., and iPCS Equipment, Inc. (in thousands):

                                                                 iPCS           iPCS            iPCS
                                                                 Inc.      Wireless, Inc. Equipment, Inc, Eliminations  Consolidated


                      Condensed Consolidated Balance Sheet
                    Assets
Current Assets:
    Cash and cash equivalents                                 $     306      $  53,890      $     383      $      --      $  54,579
    Accounts and other receivables, net                              --         16,568             --             --         16,568
    Intercompany receivables                                    102,050             --              4       (102,054)            --
    Other current assets                                            235          7,943             --             --          8,178
                                                              ---------      ---------      ---------      ---------      ---------
        Total current assets                                    102,591         78,401            387       (102,054)        79,325
    Property and equipment, net                                                160,546         37,651            (36)       198,161
    Intangibles, net                                              8,549         31,385             --             --         39,934
    Intercompany receivables - long term                        232,276         45,241          7,688       (285,205)            --
    Other non-current assets                                      6,059          5,277             --             --         11,336
                                                              ---------      ---------      ---------      ---------      ---------
        Total assets                                          $ 349,475      $ 320,850      $  45,726      $(387,295)     $ 328,756
                                                              =========      =========      =========      =========      =========

        Liabilities, Redeemable Preferred Stock
          and Equity (Deficiency)

Current Liabilities:
    Accounts payable                                          $     721      $  26,862      $   3,827      $      --      $  31,410
    Intercompany payables                                            --        102,054             --       (102,054)            --
    Other current liabilities                                        18          9,247              9             --          9,274
                                                              ---------      ---------      ---------      ---------      ---------
        Total current liabilities                                   739        138,163          3,836       (102,054)        40,684
    Accrued interest                                             16,944             --             --             --         16,944
    Intercompany payables - long term                                --        239,964         45,241       (285,205)            --
    Long-term debt                                              141,392         50,000             --             --        191,392
    Other non-current liabilities                                               12,067             --             --         12,067
                                                              ---------      ---------      ---------      ---------      ---------
        Total liabilities                                       159,075        440,194         49,077       (387,259)       261,087
                                                              ---------      ---------      ---------      ---------      ---------

    Redeemable preferred stock                                  121,548             --             --             --        121,548
                                                              ---------      ---------      ---------      ---------      ---------

    Common stock                                                    449             --             --             --            449
    Additional paid in capital                                   70,853             --             --             --         70,853
    Unearned compensation                                        (3,985)            --             --             --         (3,985)
    Accumulated equity (deficiency)                               1,535       (119,344)        (3,351)           (36)      (121,196)
                                                              ---------      ---------      ---------      ---------      ---------
        Total equity (deficiency)                                68,852       (119,344)        (3,351)           (36)       (53,879)
                                                              ---------      ---------      ---------      ---------      ---------
        Total liabilities, redeemable preferred stock
          and equity (deficiency)                             $ 349,475      $ 320,850      $  45,726      $(387,295)     $ 328,756
                                                              =========      =========      =========      =========      =========

            Condensed Consolidated Statement of Operations

Total revenues                                                $      --      $  77,512      $   8,273      $  (8,273)     $  77,512
                                                              ---------      ---------      ---------      ---------      ---------
Operating expenses                                                2,266        122,839          8,315         (8,237)       125,183
                                                              ---------      ---------      ---------      ---------      ---------
Loss from operations                                             (2,266)       (45,327)           (42)           (36)       (47,671)
                                                              ---------      ---------      ---------      ---------      ---------
Other income (expense)                                            8,098        (18,410)        (2,676)            --        (12,988)
                                                              ---------      ---------      ---------      ---------      ---------
Net income (loss)                                             $   5,832      $ (63,737)     $  (2,718)     $     (36)     $ (60,659)
                                                              =========      =========      =========      =========      =========

            Condensed Consolidated Statement of Cash Flows

Operating activities, net                                     $  25,932      $ (40,529)     $  (2,114)     $     (36)     $ (16,747)
                                                              ---------      ---------      ---------      ---------      ---------
Investing activities:
        Capital expenditures                                         --        (78,940)       (19,490)            36        (98,394)
        Acquisition of Iowa City/Cedar Rapids, Iowa markets          --        (31,678)            --             --        (31,678)
        Other investing activities                                   --         10,742             --             --         10,742
                                                              ---------      ---------      ---------      ---------      ---------
Investing activities, net                                            --        (99,876)       (19,490)            36       (119,330)
                                                              ---------      ---------      ---------      ---------      ---------
Financing activities, net                                       (25,928)        29,008         21,618             --         24,698
                                                              ---------      ---------      ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents                      4       (111,397)            14             --       (111,379)
Cash and cash equivalents at beginning of period                    302        165,287            369                       165,958
                                                              ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period                    $     306      $  53,890      $     383      $      --      $  54,579
                                                              ---------      ---------      ---------      ---------      ---------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Forward-Looking Statements

         This quarterly report on Form 10-Q contains statements about future events and expectations, which are "forward-looking statements." Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. These statements include:

     .    forecasts of growth in the number of consumers using PCS services;
     . statements regarding our plans for and costs of the build-out of our network;
     . statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projection of when we will achieve break-even operating cash flow;
     . statements regarding the expected timing of the closing of the merger; and
     . other statements, including statements containing words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend" and other similar words that signify forward-looking statements.

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

          Since the date of inception, we have incurred substantial costs to negotiate the Sprint PCS agreements and our debt and equity financing, to design, engineer and build-out our network in our initial territory and to open our retail stores. We launched service in our first two markets in December 1999 and in 2000, we launched service in sixteen additional markets. In the three months ended September 30, 2001, we launched service in one market bringing our total markets launched in the first nine months of 2001 to eleven, including the addition to our territory of two markets previously launched by Sprint PCS.

          By the end of the fourth quarter of 2001, we anticipate launching our remaining eight markets in Nebraska and Iowa, at which time we will provide service in each of our markets.

          On August 28, 2001, we signed an agreement and plan of merger with AirGate PCS, Inc. ("AirGate"), a Sprint PCS affiliate, under which AirGate and we will combine in a tax-free stock for stock transaction. AirGate will issue approximately 13.5 million shares of AirGate common stock, including 1.1 million shares reserved for issuance upon the exercise of our outstanding options and warrants. At the effective time of the merger, each issued and outstanding share of our common stock will be converted into the right to receive approximately
0.1594 of a share of AirGate common stock, referred to as the exchange ratio. All shares of our preferred stock will be converted into our common stock immediately prior to the effective time of the merger. At the effective time of the merger, AirGate will assume each unexpired and unexercised option and warrant to purchase shares of our common stock and convert it into an option or warrant to purchase AirGate common stock based on one share of our common stock equal to the exchange ratio of AirGate's common stock. In addition, the exercise price per share of AirGate common stock issuable under each converted option or converted warrant will be equal to the per share exercise price of our option or warrant divided by the exchange ratio. The options will be fully vested at the time of the merger and the warrants will remain subject to the terms and conditions set forth in the applicable warrant agreement. The total number of shares of AirGate common stock to be issued by AirGate in connection with the merger will not exceed 13,500,000. The completion of the merger is subject to approval by AirGate's and our stockholders. The special meetings of the AirGate stockholders and iPCS stockholders have each been set for November 27, 2001. A majority of our stockholders have agreed to vote their shares in favor of the merger. The closing of the merger is also subject to other customary conditions, including regulatory approval under the Hart-Scott-Rodino Act and the consent or approval of Sprint PCS and the lenders under the AirGate and iPCS credit facilities, all of which have been obtained. The merger agreement will terminate if the merger is not consummated on or before March 1, 2002. It is anticipated that the merger will close around the end of November 2001.

          The costs that iPCS expects to incur in connection with the merger are estimated to be approximately $16.5 million, of which approximately $15.1 million will be accrued and expensed prior to closing of the merger. Because a portion of the costs of the transaction related to severance are calculated based upon the market price of AirGate common stock at the effective time of the merger, if the price of AirGate common stock at the effective time of the merger is greater than the price of AirGate common stock at the date of announcement of the merger, the severance costs will increase.

          The following table lists in order of the calendar quarter of actual or expected commercial launch of network coverage, the market, whether network coverage is launched as of September 30, 2001, megahertz of spectrum, and estimated total population.

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


        Basic Trading                             MHz of        Estimated Total
       Area Market (A)            Launched       Spectrum        Population (B)
Davenport, IA / Moline, IL           Yes            30                  430,500
Bloomington, IL                      Yes            10                  234,100
                                                                      ---------
Total Year 1999                                                         664,600
                                                                      =========

Peoria, IL                           Yes            10                  464,600
Springfield, IL                      Yes            10                  267,200
St. Louis, MO (partial) (C)          Yes            30                   46,700
                                                                      ---------
    Subtotal (Q1 2000)                                                  778,500
                                                                      ---------

LaSalle-Peru-Ottawa-Streator,
IL                                   Yes            20                  152,300
Decatur-Effingham, IL                Yes            10                  247,600
Champaign-Urbana, IL                 Yes            10                  221,100
Kankakee, IL                         Yes            20                  135,600
Galesburg, IL                        Yes            10                   73,500
                                                                      ---------
   Subtotal (Q2 2000)                                                   830,100
                                                                      ---------

Clinton, IA / Sterling, IL           Yes            30                  146,600
Mt. Vernon-Centralia, IL             Yes            30                  121,900
Danville, IL                         Yes            20                  110,700
Jacksonville, IL                     Yes            10                   70,500
Mattoon, IL                          Yes            10                   62,600
                                                                      ---------
   Subtotal (Q3 2000)                                                   512,300
                                                                      ---------

Grand Rapids, MI                     Yes            30                1,060,600
Saginaw-Bay City, MI                 Yes            30                  634,100
Muskegon, MI                         Yes            30                  223,100
                                                                      ---------
  Subtotal (Q4 2000)                                                  1,917,800
                                                                      ---------
Total Year 2000                                                       4,703,300
                                                                      =========

Lansing, MI (partial) (C)            Yes            30                   61,900
Battle Creek, MI (partial) (C)       Yes            30                   54,600
Waterloo-Cedar Falls, IA             Yes            30                  259,600
Dubuque, IA                          Yes            30                  177,800
Iowa City, IA (D)                    Yes            30                  125,400
Cedar Rapids, IA (D)                 Yes            30                  285,700
                                                                      ---------
   Subtotal (Q1 2001)                                                   965,000
                                                                      ---------

Traverse City, MI                    Yes            30                  241,000
Burlington, IA                       Yes            30                  136,400
Mount Pleasant, MI                   Yes            30                  130,700
Ottumwa, IA                          Yes            30                  123,400
                                                                      ---------
  Subtotal (Q2 2001)                                                    631,500
                                                                      ---------

Marshalltown, IA                    Yes             30                   56,600
                                                                      ---------
  Subtotal (Q3 2001)                                                     56,600
                                                                      ---------

Des Moines, IA (partial) (C)         No             30                  170,900
Fort Dodge, IA                       No             30                  126,400
Mason City, IA                       No             30                  115,500
Omaha, NE (partial) (C)              No             30                  248,800
Grand Island-Kearney, NE             No             30                  147,100
Norfolk, NE                          No             30                  110,600
Lincoln, NE (partial) (C)            No             30                   98,300
Hastings, NE                         No             30                   71,700
                                                                      ---------
  Subtotal (Q4 2001)                                                  1,089,300
                                                                      ---------
Total Year 2001                                                       7,445,700
                                                                      =========

---------------------
(A) Expected commercial launch dates for these markets may change based on a number of factors, including shifts in populations, target markets or network focus, changes or advances in technology, acquisition of other markets and delays in market build-out.
(B) Estimated population is based on 2000 estimates compiled by Kagan's Telecom Atlas & Databook, 2001 Edition.
(C) Estimated population for these markets reflects only those residents which are expected to be included in our coverage area, not the total population in the entire basic trading area.
(D) On January 10, 2001, we exercised our option to add to our territory the Iowa City and Cedar Rapids, Iowa markets, which Sprint PCS launched in February 1997, and to purchase from Sprint PCS related assets in these markets. On February 28, 2001, we closed on the purchase of these assets.

     For the three months and nine months ended September 30, 2001, we recorded a net loss of approximately $26.8 million and $60.7 million, respectively. Total revenues were approximately $35.5 million for the three months ended September 30, 2001, and approximately $77.5 million for the nine months ended September 30, 2001. For the three months ended September 30, 2000, we had revenues of approximately $6.5 million and our net loss was approximately $15.6 million. For the nine months ended September 30, 2000, revenues were approximately $11.6 million and our net loss was approximately $36.0 million. As of September 30, 2001, our accumulated deficit was approximately $121.2 million and we had incurred approximately $228.7 million of capital expenditures and construction in progress related to the build-out of our network. While we anticipate operating losses to continue, we expect revenues to increase substantially as the number of our customers continues to increase.

Results of Operations

     For the three months ended September 30, 2001 compared to the three months ended September 30, 2000

          Net loss. Our net loss for the three months ended September 30, 2001 was approximately $26.8 million and was the result of increased operating expenses associated with maintaining a larger customer base and a larger network along with increased customer additions. Additionally, higher depreciation expense for a larger in-service network coupled with increased interest expense related to our debt was recorded during the quarter than in the prior year's quarter. The increase in operating expenses was partially offset with increased service, equipment and other revenues. Our net loss for the three months ended September 30, 2000 was approximately $15.6 million which resulted primarily from selling, general and administrative, depreciation and amortization expenses and cost of providing service exceeding service revenues, all of which were associated with the markets launched in 1999 and the first nine months of 2000.

          Service revenue. For the three months ended September 30, 2001, service revenue totaled approximately $33.2 million and was comprised of customer revenue of approximately $21.1 million and roaming revenue of approximately $12.1 million. For the same three months ended September 30, 2000, service revenue totaled approximately $5.8 million and was comprised of customer revenue of approximately $3.4 million and roaming revenue of approximately $2.4 million.

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

     . We receive Sprint PCS roaming revenue at a per-minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS customers outside of our territory use our network. Pursuant to our Sprint PCS management agreement, this rate is $0.20 per minute through December 31, 2001. In April 2001, Sprint PCS notified us of its intention to change this per-minute rate after December 31, 2001 for the remainder of the term of the agreement to a rate that provides a fair and reasonable return on the cost of the underlying network, or approximately $0.10 per minute beginning in 2002. We do not expect the change in the travel rate to have a material impact on our results of operations.

     . Roaming revenue also includes non-Sprint PCS roaming revenue from other wireless service providers other than Sprint PCS, when those providers' customers roam on our network.

     . Our average monthly revenue per user ("ARPU"), including roaming, for the three months ended September 30, 2001 was approximately $91. Without roaming revenue, average monthly revenue per user was approximately $58. For the three months ended September 30, 2000, ARPU with and without roaming was $102 and $60, respectively.

          Equipment and other revenues. We record revenue from the sale of our equipment from our retail stores, net of an allowance for returns and net of any cash incentives related to these equipment sales, as equipment revenue. The amount recorded during the three months ended September 30, 2001 totaled approximately $2.3 million. The amount recorded for the same period in 2000 totaled approximately $0.7 million. The increase in revenue from the same period in 2000 is due to the increase in new customer additions from our launched markets.

          Cost of service. Cost of providing service to Sprint PCS customers totaled approximately $29.0 million for the three months ended September 30, 2001, compared to approximately $5.1 million for the same period in 2000. Cost of service includes billing, customer care, bad debt expense, network monitoring, cost of operations, fees related to facilities and other transport lines, interconnection fees, Sprint PCS roaming fees, non-Sprint PCS roaming fees and other expenses related to operations. We pay Sprint PCS roaming fees when our customers use the Sprint PCS network outside of our territory. We pay non-Sprint PCS roaming fees to other wireless service providers when our customers use their network. Also included in the cost of service expenses for the three months ended September 30, 2001 is the 8% of collected service revenue retained by Sprint PCS of approximately $1.6 million compared to approximately $0.3 million for the three months ended September 30, 2000. The increase in cost of service is due to an increased customer base and a larger in-service network.

          Cost of equipment. Cost of equipment which includes the costs of handsets, accessories, and handset subsidies totaled approximately $7.4 million for the three months ended September 30, 2001. Cost of equipment for the three months ended September 30, 2000 was approximately $2.4 million. The increase in costs is due substantially to the increase in new customer additions in our launched markets. Because we subsidize the price of handsets for competitive reasons, we expect and have budgeted for the cost of handsets to continue to exceed the retail sales price for the foreseeable future.

          Selling expenses. Selling expenses totaled approximately $7.9 million and approximately $2.4 million for the three months ended September 30, 2001 and September 30, 2000, respectively. Included in selling expenses are advertising and promotional costs, salaries and sales commissions and expenses related to our distribution channels. The increase in costs as compared to the period ended September 30, 2000 is due substantially to the launching of twelve markets and to the addition to our territory of two markets previously launched by Sprint PCS.

          General and administrative expenses. General and administrative expenses were approximately $5.1 million for the three months ended September 30, 2001 and approximately $4.5 million for the three months ended September 30, 2000. Merger related costs of approximately $2.4 million are included in the three months ended September 30, 2001. Other general and administrative costs are administrative salaries and bonuses, employee benefit costs, legal fees, insurance expense and other professional service fees. Also included for the three months ended September 30, 2001 and September 30, 2000 was non-cash compensation expense of approximately $0.5 million and $2.2 million, respectively, related to the amortization of the deferred compensation expense associated with the stock options granted in July 2000.

          Depreciation and amortization. For the three months ended September 30, 2001, depreciation and amortization totaled approximately $6.8 million compared to approximately $2.6 million for the three months ended September 30, 2000. The increase is due to assets placed in service for fourteen additional markets since September 30, 2000.

          Interest income. For the three months ended September 30, 2001, interest income was approximately $0.6 million and was earned on the investment of available funds. For the three months ended September 30, 2000, investment income was approximately $1.9 million. Interest income decreased due to a decrease in our invested funds as they are used to fund ongoing operating expenses and capital expenditures.

          Interest expense. Interest expense of approximately $6.3 million, net of capitalized interest of approximately $2.0 million, was recorded in the three months ended September 30, 2001 and related primarily to interest accrued on the senior discount notes, the amortization of the discount and warrants issued in connection with the issuance of the senior discount notes, and interest expense on our borrowing under the senior secured credit facility. For the same period in 2000, we recorded interest expense of approximately $5.7 million, net of capitalized interest of approximately $0.3 million. The increase in interest expense in 2001 is the result of higher outstanding debt compared to September 30, 2000.

          Other income (expense), net. Other income is principally comprised of gain on tower sales. For the three months ended September 30, 2001, other expense totaled approximately $0.4 million and was principally comprised of site acquisition costs for sites that were either not feasible or not necessary for our network buildout. For the same three months ended September 30, 2000, fifteen towers were sold to American Tower Corporation for $3.0 million resulting in a total gain of approximately $1.4 million, of which approximately $0.2 million of other income was recognized and the remainder is being amortized over the initial lease term of ten years.

          Extraordinary item. In connection with the refinancing of the Nortel credit facility with the Toronto Dominion and GE Capital Corporation credit facility, in the three months ended September 30, 2000, we recorded an extraordinary loss on the early extinguishment of debt of approximately $1.5 million related to the write-off of the unamortized deferred financing costs of the Nortel credit facility.

     For the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

          Net loss. Our net loss for the nine months ended September 30, 2001 was approximately $60.7 million and was the result of increased operating expenses associated with maintaining a larger customer base and a larger network along with significantly higher customer additions. Additionally, higher depreciation expense for a larger in-service network coupled with increased interest expense related to our debt was recorded during the first nine months of this year than in the same period in the prior year. The increase in operating expenses was partially offset with increased service, equipment and other revenues. Our net loss for the nine months ended September 30, 2000 was approximately $36.0 million and included a one-time charge of approximately $8.5 million of non-cash compensation expense and $1.6 million of related payroll taxes that was the result of issuing a 1.5% ownership interest in the Company to our President and Chief Executive Officer. The remaining loss for the same nine months in 2000 resulted primarily from selling, general and administrative, depreciation and amortization expenses and cost of providing service exceeding service revenues, all of which were associated with the markets launched in 1999 and the first nine months of 2000.

          Service revenue. For the nine months ended September 30, 2001, service revenue totaled approximately $71.8 million and was comprised of customer revenue of approximately $46.5 million and roaming revenue of approximately $25.3 million. For the same nine months ended September 30, 2000 service revenue totaled approximately $9.9 million and was comprised of customer revenue of approximately $6.0 million and roaming revenue of approximately $3.9 million. Our ARPU, including long distance and roaming, for the nine months ended September 30, 2001 was approximately $87. Without roaming revenue, average monthly revenue per user was approximately $56. For the nine months ended September 30, 2000, ARPU with and without roaming was $100 and $60, respectively.

          Equipment and other revenues. We record revenue from the sale of our equipment from our retail stores, net of an allowance for returns and net of any cash incentives related to these equipment sales, as equipment revenue. The amount recorded during the nine months ended September 30, 2001 totaled approximately $5.7 million. The amount recorded for the same period in 2000 totaled approximately $1.7 million. The increase in revenue since September 30, 2000 is due to the increase in new customer additions from our launched markets.

          Cost of service. Cost of providing service to Sprint PCS customers totaled approximately $60.5 million for the nine months ended September 30, 2001, compared to approximately $9.8 million for the same period in 2000. Cost of service includes billing, customer care, bad debt expense, network monitoring, cost of operations, fees related to facilities and other transport lines, interconnection fees, Sprint PCS roaming fees, non-Sprint PCS roaming fees and other expenses related to operations. We pay Sprint PCS roaming fees when our customers use the Sprint PCS network outside of our territory. We pay non-Sprint PCS roaming fees to other wireless service providers when our customers use their network. Also included in the cost of service expenses for the nine months ended September 30, 2001 is the 8% of collected service revenue retained by Sprint PCS of approximately $3.8 million compared to approximately $0.5 million for the nine months ended September 30, 2000. The increase in cost of service is due to an increased customer base and a larger in-service network.

          Cost of equipment. Cost of equipment which includes the costs of handsets, accessories, and handset subsidies totaled approximately $18.3 million for the nine months ended September 30, 2001. Cost of equipment for the nine months ended September 30, 2000 was approximately $5.0 million. The increase in costs is due substantially to the increase in new customer additions in our launched markets. Because we subsidize the price of handsets for competitive reasons, we expect and have budgeted for the cost of handsets to continue to exceed the retail sales price for the foreseeable future.

          Selling expenses. Selling expenses totaled approximately $20.8 million and approximately $5.0 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. Included in selling expenses are advertising and promotional costs, salaries and sales commissions and expenses related to our distribution channels. The increase in costs as compared to the period ended September 30, 2000 is due substantially to the launching of twelve markets and to the addition to our territory of two markets previously launched by Sprint PCS.

          General and administrative expenses. General and administrative expenses were approximately $10.2 million for the nine months ended September 30, 2001 and approximately $16.9 million for the nine months ended September 30, 2000. Included in general and administrative costs are administrative salaries and bonuses, employee benefit costs, legal fees, insurance expense and other professional service fees. Also included for the nine months ended September 30, 2001 are $2.4 million of merger related expenses and non-cash compensation expense of approximately $1.5 million related to the amortization of the deferred compensation expense associated with the stock options granted in July 2000. During the nine months ended September 30, 2000, we recorded a one-time charge of approximately $10.1 million for the issuance of a 1.5% ownership interest to our President and Chief Executive Officer based on an expected initial public offering price. Included in this charge was approximately $8.5 million of non-cash compensation expense and approximately $1.6 million of payroll taxes paid in connection with the issuance of this 1.5% ownership interest. In addition, we recorded $2.2 million of non-cash compensation related to the amortization of deferred compensation expense associated with the stock options granted in July 2000. The remaining increase in general and administrative expenses from the first nine months of 2001 compared to the same period in 2000 is due to an increase in personnel and other corporate infrastructure associated with the growth of the Company.

          Depreciation and amortization. For the nine months ended September 30, 2001, depreciation and amortization totaled approximately $15.4 million compared to approximately $5.5 million for the nine months ended September 30, 2000. The increase is due to assets placed in service for fourteen additional markets since September 30, 2000.

          Interest income. For the nine months ended September 30, 2001, interest income was approximately $3.5 million and was earned on the investment of available funds. For the nine months ended September 30, 2000, investment income was approximately $1.9 million. Interest income increased due to the investment of the proceeds from the senior discount notes received in July 2000, the proceeds from the sale of Series A-1 and Series A-2 convertible preferred stock in July and December 2000, respectively, and the proceeds from our borrowing under the senior secured credit facility in December 2000 and June 2001.

          Interest expense. Interest expense of approximately $17.0 million, net of capitalized interest of approximately $6.6 million, was recorded in the nine months ended September 30, 2001 and related primarily to interest accrued on the senior discount notes, the amortization of the discount and warrants issued in connection with the issuance of the senior discount notes, and interest expense on our borrowings under the senior secured credit facility. For the same period in 2000, we recorded interest expense of approximately $6.3 million, net of capitalized interest of approximately $1.5 million, related to the Nortel financing, which was in place prior to our current senior secured credit facility. The increase in interest expense in 2001 is the result of higher outstanding debt compared to September 30, 2000.

          Other income (expense), net. Other income is principally comprised of gain on tower sales. For the nine months ended September 30, 2001, twelve towers were sold to American Tower for $3.4 million, resulting in a gain of approximately $1.6 million, of which approximately $0.5 million was recognized at the time of the sale and the remainder was deferred and is being amortized as a reduction in rental expense over the initial lease term of ten years for the related towers. In addition sixteen towers were sold to Trinity Wireless for $4.8 million, resulting in a gain of approximately $2.1 million, of which approximately $1.0 million was recognized at the time of the sale and remainder was deferred and is being amortized as a reduction in rental expense over the initial lease term of five years for the related towers. Offsetting these gains was a loss of approximately $1.0 million for site acquisition costs for sites that were either not feasible or not necessary for our network build-out. For the same nine months ended September 30, 2000, thirty-seven towers were sold to American Tower for $9.3 million resulting in a total gain of approximately $3.7 million, of which approximately $0.5 million was recognized and the remainder is being amortized over the initial lease term of ten years.

          Extraordinary item. In connection with the refinancing of the Nortel credit facility with the Toronto Dominion and GE Capital Corporation credit facility, in the nine months ended September 30, 2000, we recorded an extraordinary loss on the early extinguishment of debt of approximately $1.5 million related to the write-off of the unamortized deferred financing costs of the Nortel credit facility.

Income Taxes

          Prior to July 12, 2000, the Predecessor Company operated as a limited liability company ("LLC") and, as a result, its losses were included in the income tax returns of its members. Subsequent to July 12, 2000, the date of reorganization as discussed in Note 3 to our financial statements, the Company became a C Corporation and began accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." No benefit for federal income taxes has been recorded for the three months and nine months ended September 30, 2001 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss carry forwards, would have been offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company's limited operating history. For the year ending December 31, 2001, management currently estimates that a valuation allowance will be provided for the expected loss to be incurred.

     Liquidity and Capital Resources

          Since inception, we have financed our operations through capital contributions from our initial investors, through debt financing and from the proceeds of the sale of our Series A-1 and Series A-2 convertible preferred stock.

          On July 12, 2000, we entered into a new senior secured credit facility with Toronto Dominion (Texas), Inc. and GE Capital Corporation for $140.0 million to replace our original credit facility with Nortel that was repaid in full on this same date. On February 23, 2001, we entered into an amendment to the senior secured credit facility which included a consent to the acquisition from Sprint PCS of the Iowa City and Cedar Rapids, Iowa markets, and which amended certain covenant definitions and requirements. On September 28, 2001, we entered into an amendment for the senior secured credit facility which included a consent to the merger with AirGate PCS, Inc. and which also amended certain covenant definitions and requirements. As of September 30, 2001, we believe that we are in compliance with the amended covenants. We had outstanding borrowings of $50.0 million at September 30, 2001 under the senior secured credit facility.

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

          Net cash used in operating activities was approximately $16.7 million for the nine months ended September 30, 2001 and was approximately $11.9 million for the nine months ended September 30, 2000. Cash used in operating activities was primarily attributable to operating losses offset by depreciation and amortization expense, non-cash interest, non-cash compensation expense and working capital needs.

          Net cash used in investing activities was approximately $119.3 million for the nine months ended September 30, 2001 and approximately $60.2 million for the same period in 2000. The expenditures related primarily to the purchase of our network infrastructure equipment and the acquisition of the markets in Iowa from Sprint PCS in February 2001, offset partially with the proceeds from tower sales and our build-to-suit agreement.

     Net cash provided by financing activities was approximately $24.7 million for the nine months ended September 30, 2001 and consisted primarily of proceeds of $25.0 million drawn on our senior secured credit facility offset somewhat by debt issuance and interest rate protection costs. Net cash provided by financing activities during the nine months ended September 30, 2000 was approximately $177.6 million and consisted primarily of equity contributions and debt borrowings, and also cash provided by the proceeds from the sale of redeemable convertible preferred stock and the issuance of our senior discount notes offset by the repayment in full of the Nortel debt of approximately $40.3 million.

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

          Since inception through September 30, 2001, we received approximately $20.4 million related to the sale of eighty towers under this agreement and we received an additional $1.5 million for five towers sold to American Tower under individual agreements in January 2001. We incurred an aggregate of approximately $13.4 million of costs to construct such towers. With the eightieth tower sale in January 2001, we have satisfied the terms of this agreement.

          In December 2000, we signed a build-to-suit agreement with Trinity Wireless Towers, Inc. ("Trinity"), whereby we agreed to locate and obtain ground leases and deliver assignments of these ground leases to Trinity for at least seventy-five towers in Iowa and Nebraska. Trinity agreed to reimburse us for site acquisition and development costs, build the tower, and to purchase the site from us at the time of commencement of the tower lease with Trinity. We will lease a portion of the tower built by Trinity. For the nine months ended September 30, 2001, we received approximately $0.7 million for the reimbursement of site acquisition costs for thirty-five sites and we received approximately $1.8 million for forty-six sites for which the tower leases commenced.

          In June 2001, we signed a tower sale and leaseback agreement with Trinity. We will sell towers we have already constructed, and then lease back tower space from Trinity. On June 29, 2001, we sold sixteen towers to Trinity for approximately $4.8 million. This agreement expires December 31, 2001.

          As of September 30, 2001, our primary source of liquidity is approximately $54.6 million in cash and cash equivalents.


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

Effect of Recently Issued Accounting Pronouncements

          In August 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for the Company's fiscal year beginning in 2002 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets.

          In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company is currently assessing but has not yet determined the impact of these pronouncements on its financial position and results of operations.

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

          We are subject to interest rate risk on our senior secured credit facility and any future financing requirements. Our variable rate debt consists of borrowings made under our senior secured credit facility of which we had borrowed $50.0 million at September 30, 2001. As required under the senior secured credit facility, on January 12, 2001, we entered into a three-year interest rate protection agreement with a counter party for a notional amount of $12.5 million that caps the three-month floating LIBOR interest rate at 7.25%.

          The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our senior secured credit facility based on our projected level of long-term indebtedness:

                                                                 Years Ending December 31
                                        ====================================================================================
                                              2001           2002           2003          2004         2005       Thereafter
                                                                (In thousands)
Senior Discount notes: (1)                $  144,428    $   157,334    $   171,393    $  186,708    $ 203,392    $        --
   Fixed interest rate                         14.00%         14.00%         14.00%        14.00%       14.00%         14.00%
   Principal payments                     $       --    $        --    $        --    $       --    $      --    $   300,000

Senior Secured Credit facility: (2)       $   50,000    $   140,000    $   140,000    $  126,000    $ 105,000    $        --
   Variable interest rate (3)                   7.00%          7.00%          7.00%         7.00%        7.00%          7.00%
   Principal payments                     $       --    $        --    $        --    $   14,000    $  21,000    $   105,000
----------------------------------------------------------------------------------------------------------------------------

(1) The amounts presented represent estimated year-end debt balances under our senior discount notes based on amortizing the discount utilizing the effective interest method over the term of the senior discount notes.
(2) The amounts presented represent estimated year-end debt balances under our $140.0 million senior secured financing based upon a projection of the funds borrowed under that facility pursuant to our current network build-out plan.
(3)  Interest rate on our senior secured financing equals the lesser of either:
     . a base rate loan with an interest rate equal to 2.75% plus the higher of:
          .  the prime rate of the Toronto-Dominion Bank, New York Branch or;
          . the federal fund effective rate plus 0.5%; or . a Eurodollar loan with an interest rate equal to the London interbank offered rate plus 3.75%. The London interbank offered rate is assumed to equal 3.25% for all periods presented.

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

         During the three months ended September 30, 2001, we granted options to employees to purchase, in the aggregate, 11,000 shares of common stock at an exercise price of $4.65. The grant date for these options was the employee's hire date. The vesting period for stock options begins on the grant date and extends for four years.

         The foregoing transactions did not involve any public offering, and issuances of securities in connection with such transactions were made in reliance on Section 4(2) under the Securities Act of 1933 (the "Act") and/or Regulation D promulgated under the Act. In addition, exemption from the registration provisions of the Act is claimed under Section 3(b) of the Act on the basis that such securities were sold pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation and not for capital raising purposes under Rule 701 of the Act.

         From January 8, 2001, the effective date of the Registration Statement on Form S-1, file no. 333-47682, until September 30, 2001, we did not incur any expenses for underwriting discounts and commissions, finders fees or expenses paid to or for underwriters in connection with the issuance and distribution of securities. During this period, we estimate that we incurred approximately $0.2 million for other expenses related to the registration. None of the other expenses were direct or indirect payments to our directors or officers or their associates, or persons owning 10% or more of any class of our equity securities or the equity securities of our affiliates. While the warrants became exercisable on July 15, 2001, we have received no proceeds from the offering during the period ended September 30, 2001.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

                (a) Exhibits:
                    See Index to Exhibits for listing of exhibits.

                (b) Reports on Form 8-K:
                    On August 31, 2001, iPCS, Inc., filed a Current Report on Form 8-K reporting "Other Events" pursuant to Item 5 reporting that on August 28, 2001, iPCS, Inc., entered into an Agreement and Plan of Merger with AirGate PCS, Inc., under which the two companies will combine in a tax-free stock for stock transaction.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   iPCS, INC.,
                                   Registrant

                                   By: /s/ Timothy M. Yager
                                       ----------------------------
                                           Timothy M. Yager
                                           President, Chief Executive Officer
                                           and Director (Principal Executive
                                           Officer)


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





November 14, 2001

                                INDEX TO EXHIBITS

     2.1* Contribution Agreement dated as of July 12, 2000 by and among iPCS, Inc. and members of Illinois PCS, LLC.

     2.2** Asset Purchase Agreement, dated as of January 10, 2001, by and among Sprint Spectrum L.P. and its subsidiaries Sprint Spectrum Equipment Company, L.P. and Sprint Spectrum Realty Company, L.P., and iPCS Wireless, Inc.

     2.3++ Agreement and Plan of Merger, dated as of August 28, 2001, by and between AirGate PCS, Inc. and iPCS, Inc.

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

     10.7+       iPCS, Inc. Amended and Restated 2000 Long Term Incentive Plan.

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

     10.12****   Lease dated as of June 1, 1999 by and between Gridley
                 Enterprises, Inc. and Illinois PCS, LLC.

     10.13* Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, Leroy R. Horsman and iPCS, Inc.

     10.14* Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, Jeffrey Pinegar and iPCS, Inc.

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

     10.40 Second Amendment to Amended and Restated Credit Agreement and Consent dated as of September 28, 2001, by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, and lendors named therein and Toronto Dominion (Texas), Inc., as administrative agent.

     10.41++ Form of Support Agreement, dated as of August 28, 2001, by and between AirGate PCS, Inc., iPCS, Inc. and each of Blackstone/iPCS L.L.C., Blackstone iPCS Capital Partners L.P., Blackstone Communications Partners I L.P., TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Leveraged Income Trust IV, L.P., TCW Shared Opportunity Fund II, L.P., Shared Opportunity Fund IIB, L.L.C., TCW Shared Opportunity Fund III, L.P., Geneseo Communications, Inc., Cambridge Telcom, Inc. and Gridley Enterprises, Inc.

     10.42++ Form of Registration Rights Agreement by and among AirGate PCS, Inc., Blackstone/iPCS L.L.C., Blackstone iPCS Capital Partners L.P., Blackstone Communications Partners I L.P., TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Leveraged Income Trust IV, L.P., TCW Shared Opportunity Fund II, L.P., Shared Opportunity Fund IIB, L.L.C., TCW Shared Opportunity Fund III, L.P., Geneseo Communications, Inc., Cambridge Telcom, Inc., Cass Communications, Inc., Technology Group, LLC, Montrose Mutual PCS, Inc., Gridley Enterprises, Inc., Timothy M. Yager and Kelly M. Yager.

     10.43 First Amendment of Amended and Restated Employment Agreement effective as of August 28, 2001 by and between iPCS Wireless, Inc., Linda K. Wokoun and iPCS, Inc.

     10.44 First Amendment of Amended and Restated Employment Agreement effective as of August 28, 2001 by and between iPCS Wireless, Inc., Stebbins B. Chandor, Jr. and iPCS, Inc.

     10.45 First Amendment of Amended and Restated Employment Agreement effective as of August 28, 2001 by and between iPCS Wireless, Inc., Anthony R. Muscato and iPCS, Inc.

     21.1*       Subsidiaries of iPCS, Inc.


--------------------------------------------------------------------------------

* Incorporated by reference to exhibits filed with registrant's Form S-4 (Registration No. 333-47688).
** Incorporated by reference to exhibit filed with registrant's Form 8-K filed on March 15, 2001.
*** Incorporated by reference to exhibits filed with registrant's Form 10-K for the fiscal year ended December 31, 2000.
**** Incorporated by reference to exhibits filed with registrant's Form S-1 (Registration No. 333- 32064).
***** Incorporated by reference to exhibits filed with registrant's Form 10-Q for the quarter ending March 31, 2001.
+ Incorporated by reference to exhibits filed with registrant's Form 10-Q for the quarter ending June 30, 2001.
++ Incorporated by reference to exhibits filed with registrant's Form 8-K filed on August 31, 2001.
Y      Confidential treatment has been requested on these documents.