Form 10-K405
period 2001-09-30
IPCS INC
filed 2002-02-14
CIK 1108727

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[_]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                                       or

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from January 1, 2001 to September 30, 2001

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

    Harris Tower, 233 Peachtree Street NE, Suite 1700, Atlanta, Georgia 30303
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (404) 525-7272

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     All outstanding shares of the registrant's common stock are owned by AirGate PCS, Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     The registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted thereby.

                                   iPCS, INC.

                        2001 FORM 10-K TRANSITION REPORT

                                TABLE OF CONTENTS

                                                                                                                    Page No.
                                                                                                                    --------

                                                           PART I
Item 1          Business..........................................................................................         1
Item 2          Properties........................................................................................         9
Item 3          Legal Proceedings ................................................................................         9

                                                           PART II

Item 5          Market for Registrant's Common Equity and Related Stockholder Matters ............................         9
Item 6          Selected Financial Data ..........................................................................        10
Item 7          Management's Discussion and Analysis of Financial Condition and Results of Operations ............        11
Item 7A         Quantitative and Qualitative Disclosures About Market Risk .......................................        23
Item 8          Financial Statements and Supplementary Data ......................................................        24
Item 9          Changes In and Disagreements With Accountants on Accounting and Financial Disclosure .............        24

                                                           PART IV

Item 14         Exhibits, Financial Statement Schedules, and Reports on Form 8-K .................................        26
                Signatures .......................................................................................        31

                                     PART I

ITEM 1       Business

         We are a Sprint PCS network partner with the exclusive right to market and provide digital wireless personal communications services, or PCS, to a service territory of approximately 7.4 million residents with network coverage of approximately 5.1 million residents as of November 30, 2001. We are a wholly owned subsidiary of AirGate PCS, Inc., which acquired us on November 30, 2001. As required by the terms of our and AirGate's outstanding indebtedness, we conduct our business as a separate entity from AirGate. Through our management agreement with Sprint, we have the exclusive right to provide Sprint PCS products and services under the Sprint and Sprint PCS brand names in our territory. Sprint PCS, directly and indirectly through network partners such as us, operates the largest all-digital, all-PCS nationwide wireless network in the United States based on covered population, covering nearly 244 million residents in more than 4,000 cities and communities across the United States, Puerto Rico and the U.S. Virgin Islands.

         Our Sprint PCS territory covers 37 basic trading areas, referred to as markets, containing a total population of approximately 7.4 million residents in portions of:

         . Illinois, including Peoria, Springfield, Champaign-Urbana, Decatur-Effingham, Bloomington and the Quad Cities (Rock Island and Moline, Illinois; and Davenport and Bettendorf,
                  Iowa);

         . Michigan, including Grand Rapids, Saginaw-Bay City, Muskegon and Traverse City;

         . Iowa, including Cedar Rapids, Iowa City, Waterloo-Cedar Falls and Dubuque; and

         .        eastern Nebraska.

         As of September 30, 2001, we had 134,927 subscribers and total network coverage of approximately 5.1 million residents, representing approximately 68% of the resident population in our markets. For the nine months ended September 30, 2001, we generated revenue of approximately $77.5 million.

Investment Considerations

Risks Related to Our Business, Strategy and Operations

  We have a limited operating history and we may not achieve or sustain operating profitability or positive cash flows

    We have a limited operating history. Our ability to achieve and sustain operating profitability will depend upon many factors, including our ability to market Sprint PCS services and manage customer turnover rates. In addition, a key factor in our operational performance depends upon our ability to manage our growth through the completion of our network build-out and through implementing the best practices of AirGate and iPCS to increase market penetration in our current and future markets. We will require additional expenditures for the continued development, construction, testing, deployment and operation of our network. These activities are expected to place demands on our managerial, operational and financial resources. If we do not achieve and maintain positive cash flows from operations when projected, our results of operations may be adversely affected.

   The integration of AirGate and iPCS following the merger will present significant challenges that could adversely affect our results of operations

    AirGate acquired us with the expectation that it would result in expanding AirGate's existing network and customer base and leveraging the best operating practices of both organizations. Achieving the benefits of the merger with AirGate will depend in part on integrating the operations of the two businesses in an efficient and timely manner. We cannot assure you that this will occur. To realize the anticipated benefits of this combination, our management team must develop strategies and implement a business plan that will successfully:

    .   manage our networks and markets;

    . maintain adequate focus on existing business and operations while working to integrate the two companies;

    .   combine two companies with limited operating histories;

    . manage our company's cash and available credit lines for use in financing future growth and working capital needs of our company;

    .   manage our marketing and sales;

    . manage the transition of iPCS' senior management expertise to the combined company; and

    . retain and attract key employees of the combined company during a period of transition.

    We cannot assure you that combining the businesses of AirGate and iPCS, even if achieved in an efficient, effective and timely manner, will result in combined results of operations and financial conditions superior to those that we could have achieved independently. The diversion of management's attention from ongoing operations and any difficulties encountered in the transition and integration process could have a material adverse effect on our financial condition and results of operations.

  Parts of our territory have limited amounts of licensed spectrum, which may adversely affect the quality of our service and our results of operations

    Sprint has licenses covering 30 MHz of spectrum throughout most of our territory, but it has licenses covering only 10 MHz or 20 MHz in parts of Illinois. As the number of customers in our territory increases, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped calls and may limit our ability to offer enhanced services, all of which could result in increased customer turnover and adversely affect our results of operations.

   If we lose the right to install our equipment on certain wireless towers or are unable to renew expiring leases or locate new sites for wireless towers on favorable terms, our business and results of operations could be adversely impacted.

     Many of our cell sites are co-located on leased tower facilities shared with one or more wireless providers. In addition, a large portion of these leased tower sites are owned by a few tower companies. If a master co-location agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support our use of its tower sites, we would have to find new sites or we may be required to rebuild that portion of our network. In addition, the concentration of our cell sites with a few tower companies could adversely affect our results of operations if we are unable to renew expiring leases with such tower companies on favorable terms.

   The loss of the officers and skilled employees who we depend upon to operate our business could adversely affect our results of operations

     Our business is managed by a small number of executive officers. We believe that our future success depends in part on our continued ability to attract and retain highly qualified technical and management personnel. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel. We currently have "key man" life insurance for our President. We do not have long-term employment or change of control agreements with any of our executive officers.

   Expanding our territory includes numerous risks and our failure to overcome these risks and any other problems encountered may have a material adverse effect on our business and reduce the market value of our securities

   As part of our continuing operating strategy, we may expand our territory through the grant of additional markets from Sprint or through acquisitions of other Sprint network partners. These transactions may require the approval of Sprint and commonly involve a number of risks, including the:

    .   difficulty of assimilating acquired operations and personnel;

    .   diversion of management's attention;

    .   disruption of ongoing business;

    . impact on our cash and available credit lines for use in financing future growth and working capital needs;

    .   inability to retain key personnel;

    . inability to successfully incorporate acquired assets and rights into our service offerings;

    . inability to maintain uniform standards, controls, procedures and policies; and

    .   impairment of relationships with employees, customers or vendors.

     Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on our business. In connection with these transactions, we also may incur additional debt or incur significant amortization expenses related to intangible assets.

  Because our former stockholders did not provide any indemnification following the merger, we will be responsible for any of our undisclosed prior liabilities

     We made certain representations and warranties to AirGate in the merger agreement concerning our business and operations. The merger agreement did not provide AirGate with any contractual indemnification from our former stockholders for any breaches of our representations and warranties or any failure to comply with our obligations under the merger agreement. As a result, we will be responsible for any of our undisclosed prior liabilities. Such liabilities could materially impact our future consolidated results of operations.

  We may experience a higher rate of customer turnover in the future compared to historical rates which would adversely affect our financial performance

     The wireless personal communications services industry in general and Sprint in particular have experienced a higher rate of customer turnover, commonly known as churn, as compared to cellular industry averages. This churn rate has been driven higher in recent months due to the introduction of NDASL and Clear Pay programs. In addition, due to significant competition in our industry and general economic conditions, among other things, our future rate of customer turnover may be higher than our historical rate. Factors which may contribute to higher churn include:

    . our handset return policy that allows customers to return used handsets within 14 days of purchase and receive a full refund;

    .   the attractiveness of our competitors' products and services;

    .   network performance;

    .   customer service;

    .   increased prices;

    . any future changes by us in the products and services we offer, especially to the Clear Pay program; and

    . customer mix and credit class, including those related to the NDASL program and Clear Pay program.

     A high rate of customer turnover could adversely affect our competitive position, liquidity, results of operations and our costs of, or losses incurred in obtaining new subscribers, especially because we subsidize some of the costs of initial purchases of handsets by customers.

  Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts

     On an ongoing basis, we estimate the amount of customer receivables that we will not collect to reflect the expected loss on such accounts in the current period. However, our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

    .   adverse changes in our churn rate exceeding our estimates;

    .   adverse changes in the economy generally exceeding our expectations; or

    .   unanticipated changes in Sprint PCS' products and services.

     If our allowance for doubtful accounts is insufficient to cover losses on our receivables, our business, financial position or results of operations could be materially adversely affected.

Risks Particular to Our Indebtedness

  We have substantial debt that we may not be able to service; a failure to service such debt may result in the lenders under such debt controlling our assets

    Our substantial debt has a number of important consequences for our operations and our investors, including the following:

    . we have to dedicate a substantial portion of any cash flow from our operations to the payment of interest on, and principal of, our debt, which will reduce funds available for other purposes;

    . we anticipate that we have sufficient resources to finance our currently projected business plan, but we may not be able to obtain additional financing if the assumptions underlying the business plan are not correct for unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes;

    . some of our debt, including financing under our senior credit facility, will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; and

    . due to the liens on substantially all of our assets and the pledges of stock of our existing and future subsidiaries that secure our senior debt and senior discount notes, lenders or holders of such senior discount notes may control our assets or the assets of our subsidiaries in the event of a default.

    Our ability to make payments on our debt will depend upon our future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The credit facility and indenture governing our debt will limit our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially, adversely affect our results of operations.

If we do not meet all of the conditions required under our senior secured credit facility, we may not be able to draw down all of the funds we anticipate receiving from our senior lenders and we may not be able to fund operating losses and working capital needs

    As of November 30, 2001, we had borrowed $50.0 million under our senior secured credit facility. The remaining $90.0 million available under our senior secured credit facility, a portion of which we expect to borrow in the future, is subject to us meeting all of the conditions specified in our financing documents. We recently completed an amendment to our senior secured credit facility, primarily to provide additional relief under the minimum EBITDA covenant, which we anticipated not meeting in future quarters. In addition, additional borrowings are subject to specific conditions on each funding date, including the following:

    . that the representations and warranties in our loan documents are true and correct;

    . that certain of our financial covenant tests are satisfied, including leverage and operating performance covenants and loss covenants relating to earnings before interest, taxes, depreciation and amortization; and

    .   the absence of a default under our loan documents.

    If we do not meet these conditions at each funding date, our senior lenders may not lend some or all of the remaining amounts under our senior secured credit facility. If other sources of funds are not available, we may not be in a position to meet our operating cash needs.

  The ability of AirGate and iPCS to operate as a combined company is limited by the separate public debt indentures and senior secured credit facilities of AirGate and iPCS

    In order to assure continued compliance with the indenture governing AirGate's senior subordinated discount notes, AirGate has designated us as an "unrestricted subsidiary." As a result, for purposes of their respective public debt indentures, AirGate and we will operate as separate business entities. Due to restrictions in AirGate's indenture, AirGate will be unable to provide direct or indirect credit support to us and will be significantly limited in its ability to maintain or preserve our financial condition or cause us to achieve a specified level of operating results. Likewise, we will be restricted under our debt instruments from paying dividends or freely transferring money to AirGate. These restrictions may hinder the combined company's ability to achieve the anticipated benefits of the merger, react to developments in either company's business or take advantage of business opportunities.

  If we fail to pay the debt under our senior secured credit facility, Sprint has the option of purchasing our loans, giving Sprint certain rights of a creditor to foreclose on our assets

    Sprint has contractual rights, triggered by an acceleration of the maturity of the debt under our senior secured credit facility, pursuant to which Sprint may purchase our obligations to our senior lenders and obtain the rights of a senior lender. To the extent Sprint purchases these obligations, Sprint's interests as a creditor could conflict with our interests. Sprint's rights as a senior lender would enable it to exercise rights with respect to our assets and continuing relationship with Sprint in a manner not otherwise permitted under our Sprint agreements.

 Risks Particular to Our Relationship with Sprint

  The termination of our affiliation with Sprint or Sprint's failure to perform its obligations under the Sprint agreements would severely restrict our ability to conduct our business

   We do not own the licenses to operate our wireless network. Our ability to offer Sprint PCS products and operate a PCS network is dependent on our Sprint agreements remaining in effect and not being terminated. The management agreement between Sprint and us is not perpetual. Sprint can choose not to renew our management agreement at the expiration of the 20-year initial term or any ten-year renewal term. In any event, our management agreement terminates in 50 years. In addition, the management agreement can be terminated for breach of any material term, including, among others, build-out and network operational requirements. We have constructed and are currently in the testing phase for four sites located in a portion of a market in Nebraska. Due to issues beyond our control, these sites are not yet operational. We have received two extensions of our December 1, 2001 build out requirements to February 28, 2002 from Sprint. We believe these sites will be operational by this date. We also are dependent on Sprint's ability to perform its obligations under the Sprint agreements. The non-renewal or termination of any of the Sprint agreements or the failure of Sprint to perform its obligations under the Sprint agreements would severely restrict our ability to conduct business.

   Sprint may make business decisions that are not in our best interests, which may adversely affect our relationships with customers in our territory, increase our expenses and/or decrease our revenues

    Sprint, under the Sprint agreements, has a substantial amount of control over the conduct of our business. Accordingly, Sprint may make decisions that adversely affect our business, such as the following:

    . Sprint could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for our business;

    . Sprint could develop products and services or establish credit policies, such as NDASL, which could adversely affect our results of operations;

    . Sprint could raise the costs for Sprint to perform back office services or reduce levels of services;

    .   Sprint could prohibit us from selling non-Sprint approved equipment;

    . Sprint could, subject to limitations under our Sprint agreements, alter its network and technical requirements or request that we build out additional areas within our territories, which could result in increased equipment and build-out costs;

    . Sprint could make decisions which could adversely affect the Sprint and Sprint PCS brand names, products or services; and

    . Sprint could decide not to renew the Sprint agreements or to no longer perform its obligations, which would severely restrict our ability to conduct business.

     The occurrence of any of the foregoing could adversely affect our relationship with customers in our territory, increase our expenses and/or decrease our revenues.

   Change in Sprint PCS products and services may reduce customer additions

    The competitiveness of Sprint PCS products and services is a key factor in our ability to attract and retain customers. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered, subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200. depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("NDASL"). As a result, a significant amount of our new customer additions have been under the NDASL program (32% of our customer base at September 30, 2001). Sprint has replaced the NDASL program with the "Clear Pay" program without reinstating the deposit requirement. Sprint PCS has the right to end or materially change the terms of the Clear Pay program. If Sprint chooses to eliminate the Clear Pay program or alter its features, the growth rate we expect to achieve may decrease. We have requested reinstatement of the deposit for sub-prime customers in our territory, which could reduce the number of potential customer.

  The inability of Sprint to maintain high quality back office services, or our inability to use Sprint's back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increased churn or otherwise increase our costs

    We rely on Sprint's support systems, including customer care, billing and back office support. Our operations could be disrupted if Sprint is unable to maintain and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. The rapid expansion of Sprint's PCS business is expected to continue to pose a significant challenge to its internal support systems. Additionally, Sprint has relied on third party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We will depend on Sprint's willingness to continue to offer these services and to provide these services effectively and at competitive costs. Our Sprint agreements provide that, upon nine months' prior written notice, Sprint may elect to terminate any of these services. The inability of Sprint to maintain high quality back office services, or our inability to use Sprint's back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increase churn or otherwise increase our costs.

  If Sprint does not complete the construction of its nationwide PCS network, we may not be able to attract and retain customers

    Sprint currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through its own construction efforts and those of its network partners. Sprint is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every city in the United States. Sprint has entered into management agreements similar to ours with companies in other markets under its nationwide PCS build-out strategy. Our results of operations are dependent on Sprint's national network and, to a lesser extent, on the networks of Sprint's other network partners. Sprint's network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain customers.

  Certain provisions of the Sprint agreements may diminish the value of our company and restrict the sale of our business

    Under limited circumstances and without further stockholder approval, Sprint may purchase the operating assets of our company at a discount. In addition, Sprint must approve any change of control of our ownership and must consent to any assignment of our Sprint agreements. Sprint also has a right of first refusal if we decide to sell our operating assets to a third party. We are also subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of us or our operating assets to competitors of Sprint or Sprint PCS. These restrictions and other restrictions contained in the Sprint agreements may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce the "entire business value," as described in our Sprint agreements.

  We may have difficulty in obtaining an adequate supply of certain handsets from Sprint, which could adversely affect our results of operations

    We depend on our relationship with Sprint to obtain handsets. Sprint orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

    . Sprint does not adequately project the need for handsets for itself, its Sprint PCS network partners and its other third party distribution channels, particularly in a transition to new technologies, such as "one times radio transmission technology," or "1XRTT";

    .   we do not adequately project our need for handsets;

    . Sprint modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or

    . there is an adverse development in the relationship between Sprint and its suppliers or vendors.

    The occurrence of any of the foregoing could disrupt our customer service and/or result in a decrease in our subscribers, which could adversely affect our results of operations.

  Non-renewal or revocation by the Federal Communications Commission of the Sprint PCS licenses would significantly harm our business

    PCS licenses are subject to renewal and revocation by the Federal Communications Commissions, referred to as the FCC. Sprint PCS licenses in our territories will begin to expire in 2007 but may be renewed for additional ten-year terms. There may be opposition to renewal of Sprint's PCS licenses upon their expiration, and the Sprint PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint or us to comply with these standards could cause revocation or forfeiture of the Sprint PCS licenses for our territories. If Sprint loses any of its licenses in our territories, we would be severely restricted in our ability to conduct business.

  If Sprint does not maintain control over its licensed spectrum, the Sprint agreements may be terminated, which would result in our inability to provide service

    The FCC requires that licensees like Sprint maintain control of their licensed spectrum and not delegate control to third-party operators or managers. Although the Sprint agreements with us reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot assure you that the FCC will agree. If the FCC were to determine that the Sprint agreements need to be modified to increase the level of licensee control, we have agreed with Sprint to use our best efforts to modify the Sprint agreements to comply with applicable law. If we cannot agree with Sprint to modify the Sprint agreements, they may be terminated. If the Sprint agreements are terminated, we would no longer be a part of the Sprint PCS network and would be severely restricted in our ability to conduct business.

Risks Particular to Our Industry

  Significant competition in the wireless communications services industry may result in our competitors offering new or better products and services or lower prices, which could prevent us from operating profitably

    Competition in the wireless communications industry is intense. We anticipate that competition will cause the market prices for two-way wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

    Our dependence on Sprint to develop competitive products and services and the requirement that we obtain Sprint's consent to sell non-Sprint approved PCS equipment may limit our ability to keep pace with competitors on the introduction of new products, services and equipment. Some of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and Internet access, with their wireless communications services. Furthermore, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. We expect this consolidation to lead to larger competitors over time. We may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services than we do. In addition, we may be at a competitive disadvantage since we may be more highly leveraged than some of our competitors.

  Increased penetration rates could limit or decrease our rate of net additions

    Intense competition in the wireless communications industry could cause prices for wireless products and services to decline. If prices drop, then our rate of net customer additions will take on greater significance in improving our financial condition and results of operations. However, as our markets become more saturated with our and our competitor's customers, our rate in adding net customers could decrease. If this decrease were to happen, our business and financial results could be materially adversely affected.

  Alternative technologies and current uncertainties in the wireless market may reduce demand for PCS

    The wireless communications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on our network to become obsolete. Sprint may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

    If Sprint is unable to keep pace with these technological changes or changes in the wireless communications market based on the effects of consolidation from the Telecommunications Act of 1996 or from the uncertainty of future government regulation, the technology used on our network or our business strategy may become obsolete. In addition, wireless carriers are seeking to implement an upgrade to "one times radio transmission technology", or "1XRTT", as well as "third generation," or "3G," technology throughout the industry. The 3G technology promises high-speed, always-on Internet connectivity and high-quality video and audio. We cannot assure you that we or Sprint PCS can implement "1XRTT" or "3G" technology successfully or on a cost-effective basis.

  We are a consumer business and a recession in the United States involving significantly lowered spending could negatively affect our results of operations

    Our primary customer base is individual consumers and our accounts receivable represent unsecured credit. In the event that the economic downturn that the United States and our territory have recently experienced becomes more pronounced or lasts longer than currently expected and spending by individual consumers drops significantly, our business may be negatively affected.

  Regulation by government and taxing agencies may increase our costs of providing service or require us to change our services, either of which could impair our financial performance

    Our operations and those of Sprint may be subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulation of these regulatory bodies could negatively impact our operations and our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our current relationship with Sprint.

  Use of hand-held phones may pose health risks, which could result in the reduced use of wireless services or liability for personal injury claims

    Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation. Any resulting decrease in demand for wireless services, or costs of litigation and damage awards, could impair our ability to achieve and sustain profitability.

  Regulation by government or potential litigation relating to the use of wireless phones while driving could adversely affect our results of operations

    Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which could also have material adverse effects on our results of operations.

Risks Relating to our Senior Discount Notes

   Senior discount notes may not have an active market and the price may be volatile, so our noteholders may be unable to sell their notes at the price they desire or at all.

   We cannot ensure that a liquid market will develop for our senior discount notes or that our noteholders will be able to sell any of their notes at a particular time, if at all, or that the price that they receive when they sell will be favorable. Future trading prices of the notes will depend on many factors, including our operating performance and financial condition, prevailing interest rates and the market for similar securities.

   We are a holding company and because the guarantees of our senior discount notes are unsecured and subordinated to debt that encumbers our guarantor subsidiaries' assets, the notes may not be fully repaid if we or our guarantor subsidiaries become insolvent.

   The notes are unsecured obligations of ours. On November 30, 2001, we were acquired by AirGate through the merger of a wholly owned subsidiary of AirGate with us. As a result, we are now a wholly owned subsidiary of AirGate. The assets of AirGate, however, are not available to meet our obligations with respect to the notes. In addition, we are a holding company for operating subsidiaries and derive all our operating income from our subsidiaries. We are dependent on the earnings and cash flow of our subsidiaries to meet our obligations with respect to the notes. If we or our guarantor subsidiaries become insolvent, we or our guarantor subsidiaries may not have sufficient assets to make payments on amounts due on any or all of the notes or the subsidiary guarantees. In addition, the right to payment on the guarantees will be subordinated to all of our guarantor subsidiaries' existing and future senior debt. The senior secured credit facility is secured by liens on substantially all of the assets of our guarantor subsidiaries. If our guarantor subsidiaries were to default on the senior secured credit facility, such lenders could foreclose on the collateral regardless of any default with respect to the notes. These assets would first be used to repay in full all amounts outstanding under the senior secured credit facility. If our guarantor subsidiaries become bankrupt, liquidate, dissolve, reorganize or undergo a similar proceeding, such guarantor subsidiaries' assets will be available to pay obligations on the notes or the applicable guarantee only after all outstanding senior debt of such party has been paid in full. In addition, an event of default under the senior secured credit facility may prohibit us and the guarantors of the notes from paying the notes or the guarantees of the notes.

   Our agreements with Sprint and the infrastructure equipment used in our network create the value of our assets. These assets are highly specialized and, taken individually, have limited marketability, particularly as a result of some of the provisions in the Sprint agreements. Therefore, in a foreclosure sale, these assets are likely to be sold as an entirety, and the lender may not realize enough money to satisfy all senior debt.

  Because federal and state statutes may allow courts to void the guarantees of the notes, our noteholders may not have the right to receive any money pursuant to the guarantees.

   Although the guarantees of the notes provide our noteholders with a direct claim against the assets of the applicable guarantor, they are subordinate to claims under our senior secured credit facility secured by a first priority security interest in substantially all of our assets. In addition, creditors of a bankrupt guarantor may challenge the guarantee. If a challenge to a guarantee were upheld, then the applicable guarantee would be invalid and unenforceable, junior to all creditors, including trade creditors, of that guarantor.

   The creditors of a bankrupt guarantor could challenge a guarantee on the grounds that the guarantee constituted a fraudulent conveyance under bankruptcy law. If a court were to rule that the guarantee did constitute a fraudulent conveyance, then the court could void the obligations under the guarantee or further subordinate the guarantee to other debt of the guarantor or take other action detrimental to holders of the notes. In addition, any of the guarantees could be subject to the claim that, since the guarantee was incurred for our benefit, and only indirectly for the benefit of our subsidiary that provided the guarantee, the obligations of the applicable guarantor were incurred for less than fair consideration.

  The indenture and the senior secured credit facility contain provisions and requirements that could limit our ability to pursue borrowing opportunities.

   The restrictions contained in the indenture governing our senior discount notes, and the restrictions contained in our senior secured credit facility, may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, if needed, and engage in opportunistic transactions. The senior secured credit facility also restricts our ability and the ability of our subsidiaries and our future subsidiaries to do the following:

   . create liens;

   . make certain payments, including payments of dividends and distributions in respect of capital stock;

   . consolidate, merge and sell assets;

   . engage in certain transactions with affiliates; and

   . fundamentally change our business.

In addition, our senior secured credit facility requires us to maintain certain ratios, including:

   . leverage ratios;

   . an interest coverage ratio; and

   . a fixed charges ratio;

and to satisfy certain tests, including tests relating to:

   . minimum number of subscribers to our services; and

   . minimum revenues.

   We may not satisfy the financial ratios and tests under the senior secured credit facility due to events that are beyond our control. If we fail to satisfy any of the financial ratios and tests, we could be in a default under the senior secured credit facility or may be limited in our ability to access additional funds under our senior secured credit facility which could result in our being unable to make payments on the notes.

  Because the notes were issued with original issue discount, our noteholders will have to include interest in their taxable income before they receive cash.

   The notes were issued at a substantial discount from their principal amount at maturity. Consequently, although cash interest on the notes generally is not payable prior to January 15, 2006, original issue discount will be includible in the gross income of holders of notes for U.S. federal income tax purposes in advance of the receipt of such cash payments on the notes. The amount of original issue discount will be greater than the difference between the stated principal amount at maturity of the notes and the issue price of the notes.

  We will not be able to deduct a portion of our borrowing expense for federal income tax purposes because the original issue discount on the notes exceeds certain limitations.

  The notes are classified as "applicable high yield discount obligations" for United States federal income tax purposes. We will not be entitled to deduct original issue discount accruing on the notes until such amounts are actually paid. In addition, because the yield to maturity of the notes is in excess of the sum of the applicable federal rate plus six percentage points, we are permanently precluded from deducting the original issue discount equal to such excess.

  The bankruptcy laws may reduce our noteholders claim in the event of our insolvency.

   If a bankruptcy case were commenced by or against us under the United States Bankruptcy Code, a claim with respect to the principal amount of the notes may be limited to an amount equal to the sum of the initial offering price and that portion of the original issue discount that is not deemed to constitute unmatured interest for purposes of the United States Bankruptcy Code. Any original issue discount that had not amortized as of the date of the bankruptcy filing could constitute unmatured interest for purposes of the United States Bankruptcy Code. To the extent that the United States Bankruptcy Code differs from the Internal Revenue Code of 1986, as amended, in determining the method of amortization of original issue discount, our noteholders may recognize taxable gain or loss upon payment of their claim in bankruptcy.

  If an event constituting a change in control of us occurs, we may be unable to fulfill our obligation to purchase the notes.

   Our senior secured credit facility restricts distributions to us from our subsidiaries and we may not have other sources of funds to purchase any of the notes before their stated maturity. In addition, the senior secured credit facility prohibits us from prepaying debt, including the notes. Under the indenture, upon a change in control we will be required to make an offer to repurchase all of the notes. Our merger with AirGate did not constitute a change of control under the indenture. In the event we become subject to a change in control at a time when we do not have funds to purchase the notes or when any such prepayment would otherwise not be permitted, we may seek consent under the senior secured credit facility to have our subsidiary make a distribution to us so that we would have sufficient funds to purchase the notes and consent to make the prepayment or attempt to refinance the senior secured credit facility that contains the prohibition. Moreover, a change of control under the indenture governing the notes constitutes an event of default under the senior secured credit facility. If we do not obtain a consent, a waiver or repay the senior secured credit facility, our failure to purchase the tendered notes would constitute an event of default under the indenture, which would in turn result in a default under the senior secured credit facility. Even if we obtain the consent, we cannot be assured that we will have sufficient resources to repurchase the notes following the change in control.

ITEM 2       Properties

         Corporate offices. Our principal executive office consists of a 19,000 square foot leased office space located in Atlanta, Georgia. We also lease a 6,200 square foot office space located in Schaumburg, Illinois.

         Sprint PCS stores. We lease space for 17 Sprint PCS retail stores in our territory.

         Switching Centers. We have three leased switching centers in various locations in our territory.

         Cell Sites We lease space on approximately 380 operational cell site towers and own approximately 70 operational tower sites. We co-locate on approximately 85% of our cell sites in our markets. We believe that our facilities are in good operating condition and are currently suitable and adequate for our business operations.

ITEM 3       Legal Proceedings

         We are not aware of any pending legal proceedings against us which, individually or in the aggregate, if adversely determined, would have a material adverse effect on our financial condition or results of operations.

                                     PART II

ITEM 5       Market for Registrant's Common Equity and Related Stockholder
             Matters

         AirGate owns all of the outstanding shares of our common stock. There is no established public trading market for our common stock.

         Payment of cash dividends is restricted under the instruments governing our indebtedness. We have not paid cash dividends and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6          Selected Financial Data

                             SELECTED FINANCIAL DATA

         The statement of operations and balance sheet data presented below are derived from our audited consolidated financial statements as of and for the period from January 22, 1999 (date of inception) through December 31, 1999, as of and for the year ended December 31, 2000, and as of and for the nine months ended September 30, 2000 and for the nine months ended and September 30, 2001.

         The data set forth below should be read in conjunction with our consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                         For the
                                                                       Period from
                                                                     January 22, 1999                        For the Nine
                                                                         (date of        For the Year        Months Ended
                                                                        inception)           Ended           September 30,
                                                                         through         December 31,    ---------------------
                                                                     December 31, 1999       2000           2000        2001
                                                                    -------------------  --------------  ---------    --------
                                                                       (In thousands, except per share and subscriber data)
Statement of Operations Data:
Revenues
    Service revenue .............................................       $      71         $   18,534     $   9,914    $  71,834
    Equipment and other revenue .................................             144              2,695         1,700        5,678
                                                                        ---------         ----------     ---------    ---------

        Total revenues                                                        215             21,229        11,614       77,512
Operating expenses:
    Cost of service and roaming .................................          (1,695)           (16,786)       (9,812)     (60,496)
    Cost of equipment ...........................................            (484)           (10,053)       (4,977)     (18,292)
    Selling and marketing .......................................            (778)           (10,783)       (4,960)     (20,845)
    General and administrative ..................................          (1,520)            (9,319)       (4,694)      (8,635)
    Taxes on non-cash compensation ..............................              --             (1,567)       (1,567)          --
    Non-cash stock option compensation ..........................              --            (11,212)      (10,686)      (1,530)
    Depreciation and amortization ...............................            (381)            (8,609)       (5,549)     (15,385)
                                                                        ---------         ----------     ---------    ---------

        Total operating expenses ................................          (4,858)           (68,329)      (42,245)    (125,183)
                                                                        ---------         ----------     ---------    ---------

        Operating loss ..........................................          (4,643)           (47,100)      (30,631)     (47,671)
Interest income (expense), net ..................................              89             (8,298)       (4,310)     (13,458)
Other income ....................................................             174                726           424          470
                                                                        ---------         ----------     ---------    ---------
Loss before extraordinary item ..................................          (4,380)           (54,672)      (34,517)     (60,659)
Extraordinary item--loss on early extinguishment of debt ........              --             (1,485)       (1,485)          --
                                                                        ---------         ----------     ---------    ---------
        Net loss ................................................       $  (4,380)        $  (56,157)    $ (36,002)   $ (60,659)
                                                                        =========         ==========     =========    =========

Loss before extraordinary item ..................................       $  (4,380)        $  (54,672)      (34,517)   $ (60,659)
Beneficial conversion feature related to redeemable
   preferred stock ..............................................              --            (46,387)      (46,387)          --
Dividends and accretion on redeemable preferred stock ...........              --             (1,963)         (881)      (7,468)
                                                                        ---------         ----------     ---------    ---------

        Loss available to common stockholders ...................          (4,380)          (103,022)      (81,785)     (68,127)
Extraordinary Item ..............................................              --             (1,485)       (1,485)          --
                                                                        ---------         ----------     ---------    ---------

        Net loss available to common stockholders ...............       $  (4,380)        $ (104,507)    $ (83,270)   $ (68,127)
                                                                        ---------         ----------     ---------    ---------

Basic and diluted net loss per share of common stock ............       $   (0.10)        $    (2.33)    $   (1.86)   $   (1.52)
                                                                        ---------         ----------     ---------    ---------

Other Data:
Number of subscribers at end of period ..........................           1,981             46,773        25,150      134,927

                                                                                                 As of                As of
                                                                                              December 31,          September 30,
                                                                                          ---------------------
                                                                                            1999        2000           2001
                                                                                          --------   ----------   --------------
                                                                                                     (In thousands)
Balance Sheet Data:
Cash and cash equivalents .......................................                         $   2,733   $165,958      $   54,579
Property and equipment, net .....................................                            39,106    129,087         198,161
Total assets ....................................................                            44,843    328,575         328,756
Long-term debt and accrued interest .............................                            27,571    163,800         208,336
Redeemable preferred stock ......................................                                --    114,080         121,548
Total stockholders' equity (deficit) ............................                             9,120     12,718         (53,879)

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Statements contained herein regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, churn rates, ARPU (as defined below), decreases in roaming rates, EBITDA (as defined below), capital expenditures and other statements that include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek," and similar expressions are forward-looking statements that involve risk and uncertainties. Actual future events or results may differ materially from these statements. Readers are referred to the documents filed by us with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including:

         . the ability to successfully integrate the businesses of AirGate and
           iPCS;
         . the competitiveness and impact of Sprint PCS' pricing plans, products and services;
         . customer quality;
         . the ability of Sprint to provide back office, customer care and other services;
         . customer purchasing patterns;
         . potential fluctuations in quarterly results;
         . an adequate supply of infrastructure and subscriber equipment;
         . risks related to future growth and expansion;
         . rates of penetration in the wireless industry;
         . the potential need for additional sources of liquidity;
         . anticipated future losses;
         . our significant level of indebtedness;
         . adequacy of bad debt and other reserves; and . the potential to experience a high rate of customer turnover.

     These and other applicable risks are summarized under the captions "Factors That May Affect Operating Results and Liquidity" included in this
Item 7 - Management's Discussion and Analysis of Financial Condition and Result of Operations" of this Form 10-K and "Investment Considerations" included under
Item 1 - Business of this Form 10-K and elsewhere in this report.

Overview

     On January 22, 1999, we entered into a management agreement with Sprint whereby we became the Sprint PCS network partner with the right to provide 100% digital, 100% PCS products and services under the Sprint and Sprint PCS brand names in fifteen markets in Illinois and Iowa. The Sprint agreements were amended in March 2000 to add twenty additional markets and on February 28, 2001, to add the Iowa City and Cedar Rapids, Iowa markets to our territory. With these two amendments, the size of our territory was increased from a total population of 2.8 million residents to a total population of 7.4 million residents.

     We are a wholly owned subsidiary of AirGate PCS, Inc., which acquired us on November 30, 2001. As required by the terms of our and AirGate's outstanding indebtedness, we conduct our business as a separate entity from AirGate.

     Under the Sprint agreements, we manage our network utilizing Sprint PCS' licensed spectrum as well as using the Sprint and Sprint PCS brand names during our PCS affiliation with Sprint. We benefit from Sprint's volume pricing discounts for our purchases of network equipment, handsets and accessories. These discounts reduce the overall capital required to build our network and significantly reduce our costs of handsets and accessories. Additionally, we have access to Sprint PCS' national marketing support and distribution programs. Sprint collects all revenues from our customers and remits the net amount to us. An affiliation fee of 8% of collected service revenues from Sprint PCS customers based in our territory, excluding outbound roaming, and from non-Sprint PCS customers who roam onto our network, is retained by Sprint PCS and recorded as a cost of service. Revenues generated from the sale of handsets and accessories, inbound and outbound Sprint PCS roaming fees, and from roaming services provided to Sprint PCS customers who are not based in our territory are not subject to the 8% affiliation fee.

     Under the Sprint agreements, we contract with Sprint to provide back office services such as customer activation, billing, collections and customer care. We currently purchase these services from Sprint to take advantage of Sprint's economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements. The cost for these services is primarily calculated on a per customer and per transaction basis and is recorded as an operating expense.

     Since the date of inception, we have incurred substantial costs to negotiate the Sprint agreements and our debt and equity financing, to design, engineer and build-out our network in our initial territory and to open our retail stores. We launched service in our first two markets in December 1999, and in 2000 we launched service in sixteen additional markets. In the nine months ended September 30, 2001, we launched service in eleven markets, including two markets previously launched by Sprint. By February 28, 2002, we anticipate launching our remaining eight markets in Nebraska and Iowa, at which time we will provide service in each of our markets.

     The following table sets forth the location, megahertz of spectrum, estimated population, and date of actual or expected launch of commercial Sprint PCS service in each of the markets that comprise our territory.

     The number of our customers in each of our launched markets varies based upon the total population of the market, how long the markets have been launched, and the extent and success of our marketing efforts to date in such markets. Our Sprint agreements require us to cover a minimum percentage of the resident population in our territory within specified time periods. Our expected commercial launch of network coverage is scheduled to occur prior to launch dates required by our Sprint agreements.

           iPCS Basic                  MHz      Population (1)       Market Launch
         Trading Areas                                                  Date (2)
Grand Rapids, MI                       30             1,060,600         November 2000
Saginaw-Bay City, MI                   30               634,100         November 2000
Peoria, IL                             10               464,600            March 2000
Davenport, IA and Moline, IL           30               430,500         December 1999
Cedar Rapids, IA (3)                   30               285,700            March 2001
Springfield, IL                        10               267,200         February 2000
Waterloo-Cedar Falls, IA               30               259,600            March 2001
Omaha (Partial), NE (4)                30               248,800         February 2002
Decatur-Effingham, IL                  10               247,600             June 2000
Traverse City, MI                      30               241,000              May 2001
Bloomington, IL                        10               234,100         December 1999
Muskegon, MI                           30               223,100         November 2000
Champaign-Urbana, IL                   10               221,100             June 2000
Dubuque, IA                            30               177,800            March 2001
Des Moines, IA (Partial) (4)           30               170,900         December 2001
LaSalle-Peru-Ottawa-Streator, IL       20               152,300             June 2000
Grand Island-Kearney, NE               30               147,100         February 2002
Clinton, IA and Sterling, IL           30               146,600        September 2000
Burlington, IA                         30               136,400             June 2001
Kankakee, IL                           20               135,600             June 2000
Mount Pleasant, MI                     30               130,700             June 2001
Fort Dodge, IA                         30               126,400         December 2001
Iowa City, IA (3)                      30               125,400            March 2001
Ottumwa, IA                            30               123,400             June 2001
Mount Vernon-Centralia, IL             30               121,900        September 2000
Mason City, IA                         30               115,500         December 2001
Danville, IL                           20               110,700        September 2000
Norfolk, NE                            30               110,600         February 2002
Lincoln, NE (Partial) (4)              30                98,300         February 2002
Galesburg, IL                          10                73,500             June 2000
Hastings, NE                           30                71,700         February 2002
Jacksonville, IL                       10                70,500        September 2000
Mattoon, IL                            10                62,600        September 2000
Lansing, MI (Partial) (4)              30                61,900            March 2001
Marshalltown, IA                       30                56,600        September 2001
Battle Creek, MI (Partial) (4)         30                54,600            March 2001
St. Louis, MO (Partial) (4)            30                46,700         February 2000
                                                      ---------
Total                                                 7,445,700
                                                      =========

----------------------------
(1) Based on 2000 estimates compiled by Kagan's Wireless Telecom Atlas & Databook, 2001 Edition, as reported per individual basic trading area.

(2) Expected commercial launch dates for these markets may change based on a number of factors, including shifts in populations, target markets or network focus, changes or advances in technology, acquisition of other markets and delays in network build-out.

(3) These markets represent the Iowa option territory acquired by us on February 28, 2001, which markets were previously launched by Sprint PCS in February 1997.

(4) Territory covered by our Sprint PCS management agreements do not comprise a complete basic trading area.

     On August 28, 2001, we signed an agreement and plan of merger with AirGate, a Sprint PCS network partner, pursuant to which we combined in a tax-free stock for stock transaction on November 30, 2001. In connection with the merger AirGate issued approximately 12.4 million shares of AirGate common stock and assumed options and warrants to purchase approximately 1.1 million shares of AirGate common stock. At the effective time of the merger, each issued and outstanding share of our common stock was converted into the right to receive approximately 0.1594 of a share of AirGate common stock, referred to as the exchange ratio. All shares of our preferred stock were converted into our common stock immediately prior to the effective time of the merger. At the effective time of the merger, AirGate assumed each unexpired and unexercised option and warrant to purchase shares of our common stock and converted it into an option or warrant to purchase AirGate common stock based on one share of our common stock equal to the exchange ratio of AirGate's common stock. In addition, the exercise price per share of AirGate common stock issuable under each converted option or converted warrant is equal to the per share exercise price of our option or warrant divided by the exchange ratio. The options became fully vested at the time of the merger and the warrants will remain subject to the terms and conditions set forth in the applicable warrant agreement. The costs that we expect to incur in connection with our merger with AirGate are estimated to be approximately $18.0 million, of which approximately $16.7 million were accrued and expensed prior to the closing of the merger on November 30, 2001.

Significant Accounting Policies

     We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future. Some of the most critical accounting policies that might materially impact our results include:

         Valuation of Accounts Receivable and Inventories:

     Reserve for Doubtful Accounts - Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables and our history is limited. We also look at current trends in the credit quality of our customer base as well as changes in the credit policies. Under Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered, subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("NDASL"). As a result, a significant amount of our new customer additions have been under the NDASL program. The NDASL program has been replaced by the "Clear Pay" program which reinstated the deposit requirement for the lowest credit class and features increased back office controls with respect to collection efforts. We anticipate the implementation of the deposit for all new sub-prime customers on the Clear Pay program by the end of February and we believe that this policy will reduce our future bad debt exposure. If the deposit is not reimplemented or these estimates are insufficient for any reason, our operating income, EBITDA and available cash would be reduced.

     Reserve for Obsolete/Excess Inventory - We currently record a reserve for obsolete or excess handset inventory for models that are no longer manufactured. With the migration to a 1XRTT network, we will need to continue to monitor the depletion of our current inventory levels. If we do not deplete the inventory that is not capable of providing 1XRTT services prior to our complete rollout of 1XRTT, we may have to record a reserve for any remaining obsolete or excess inventory due to lower realizable retail prices on those handsets. If the estimate for obsolete or excess inventory is understated, operating income, and EBITDA would be reduced.

Revenue Recognition

     We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint. Our customers pay an activation fee when they initiate service. We defer this activation fee and record activation fee revenue over the average life of our customers which we estimate to be 30 months. We recognize revenue from our customers as they use the service. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

Goodwill and Intangibles

     Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In our recording of the purchase of additional markets from Sprint, values were assigned to an intangible asset for the right to be the exclusive provider of Sprint PCS services in the additional twenty-two markets in Michigan, Iowa, and Nebraska. Finite useful lives were assigned to these intangibles and they will be amortized over their remaining life. As with any intangible assets, future write downs may be required if the value of these assets becomes impaired.

Results of Operations

For the nine months ended September 30, 2001 compared to the twelve months ended December 31, 2000:

      Terms such as customer additions, average revenue per user, churn and cost per gross addition are metrics used in the wireless telecommunications industry. None of these terms are measures of financial performance under generally accepted accounting principles in the United States.

     Customer Additions

         As of September 30, 2001, we provided personal communication services to 134,927 customers compared to 46,773 customers as of December 31, 2000, an increase of 88,154 customers. The increased net customers acquired during the nine months ended September 30, 2001 are attributable to having more of our markets launched during that period, new customers attracted from other wireless carriers and increased demand for wireless services in the United States.

     Average Revenues Per User

         An important operating metric in the wireless industry is average revenue per user (ARPU). ARPU summarizes the average monthly service revenue per customer. ARPU is computed by dividing service revenue by the average customer base for the period (computed based upon monthly customer counts). For the nine months ended September 30, 2001, ARPU was $56. For the twelve months ended December 31, 2000, ARPU was $55.

     Churn

         Churn is the monthly rate of customer turnover expressed as a percentage of the average customer base. Churn is computed by dividing the number of customers, net of thirty-day returns, that both voluntarily and involuntarily discontinued service during the month, by the average customer base. Churn for the nine months ended September 30, 2001 was 2.3% compared to 2.1% for the year ended December 31, 2000. The increase in churn is the result of an increase in the number of sub-prime credit quality customers the company added whose service was involuntarily discontinued during the period.

     Cost Per Gross Addition

         Cost per gross addition (CPGA) is the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing, cost of equipment and activation costs (which are included as a component of cost of service) and reducing that amount by equipment revenue. This total is divided by the total new customers acquired during the period. CPGA was $328 for the nine months ended September 30, 2001 compared to $360 for the twelve months ended December 31, 2000. The increase in total new customers added in the nine months ended September 30, 2001 compared to the twelve months ended December 31, 2000 spread the fixed costs of selling including store costs and advertising, over a greater number of customers.

     Revenues

         For the nine months ended September 30, 2001, service revenue and equipment revenue were $71.8 million and $5.7 million, respectively, compared to $18.5 million and $2.7 million, respectively, for the year ended December 31, 2000, an increase of $53.3 million and $3.0 million, respectively. The increase is attributable primarily to the launch of additional markets and a larger customer base. Service revenue consists of monthly recurring access and feature charges and monthly non-recurring charges for local, long distance and roaming airtime usage in excess of the pre-subscribed usage plan. Equipment revenue is derived from the sale of handsets and accessories from our Sprint PCS stores, net of sales incentives, rebates and an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS, which is less than the amount we originally paid for the handset.

         Included in service revenue was roaming revenue of $25.3 million for the nine months ended September 30, 2001, compared to $7.5 million for the year ended December 31, 2000, an increase of $17.8 million. The increase is attributable to greater network build-out in our territory and a larger customer base for Sprint and its other network partners. We receive

Sprint PCS roaming revenue at a per-minute rate from Sprint or another Sprint PCS network partner when Sprint PCS customers outside of our territory use our network. We have an agreement with Sprint PCS that fixed this per minute reciprocal rate at $0.20 through December 31, 2001. On April 27, 2001, we and Sprint announced that we had reached an agreement in principle to reduce the reciprocal roaming rate exchanged between Sprint and us for customers who roam into the other party's, or another network partner's, territory. This agreement did not impact us prior to January 1, 2002. Under the agreement in principle, the roaming rate with respect to calendar year 2002 will not be less than $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement in principle have not yet been finalized. Depending on the details of the final agreement, the reciprocal roaming rate may be significantly less than the rate charged in 2002. The reduction in revenues from any rate decrease will be partially offset by a lower cost of roaming expense.

     Cost of Service and Roaming

         The cost of service and roaming was $60.5 million for the nine months ended September 30, 2001, compared to $16.8 million for the year ended December 31, 2000, an increase of $43.7 million. Cost of service and roaming includes all customer support costs, such as roaming expense when customers from our territory place calls on Sprint PCS' network or other wireless networks, network operating costs (including salaries, cell site lease payments, fees related to the connection of our switches to the cell sites that they support, inter-connect fees and other expenses related to network operations), back office services provided by Sprint such as customer care, billing and activation, the 8% of collected service revenue representing the Sprint affiliation fee, the provision for doubtful accounts and long distance expense relating to inbound roaming revenue and the long distance cost of customers in our territory. The increase in cost of service is due to an increased customer base and a larger in-service network.

         Roaming expense included in the cost of service and roaming was $19.7 million during the nine month period ended September 30, 2001, compared to $3.7 million for the year ended December 31, 2000, an increase of $16.0 million resulting from the substantial increase in our customer base. The Sprint affiliation fee for the nine months ended September 30, 2001 totaled $3.8 million, compared to $0.9 million for the year ended December 31, 2000, a $2.9 million increase related to the growth in service revenues.

         At September 30, 2001, our network consisted of 451 active cell sites and two active switches compared to 238 active cell sites and one switch at December 31, 2000. There were approximately 55 employees performing network operations functions at September 30, 2001, compared to 30 employees at December 31, 2000.

     Cost of Equipment

         Cost of equipment was $18.3 million for the nine months ended September 30, 2001, and $10.1 million for the year ended December 31, 2000, an increase of $8.2 million. The increase in cost of equipment, which includes the cost of handsets, accessories and handset subsidies, was due substantially to the increase in new customer additions from our launched markets. Because we subsidize the price of handsets for competitive reasons, we expect and have budgeted for the cost of handsets to continue to exceed the retail sales price for the foreseeable future.

     Selling

         We incurred selling expenses of $20.8 million during the nine months ended September 30, 2001, compared to $10.8 million for the year ended December 31, 2000, an increase of $10.0 million. These amounts included advertising and promotional costs, salaries and sales commissions and expenses related to our distribution channels. The increase in costs as compared to the year ended December 31, 2000 is due substantially to the launching of nine markets and to the addition to our territory of two markets previously launched by Sprint.
At September 30, 2001, there were approximately 172 employees performing sales and marketing functions, compared to 105 employees at December 31, 2000. A net 88,154 customers were added in the nine months ended September 30, 2001, compared to 44,792 net customers added in the year ended December 31, 2000.

     General and Administrative

         For the nine months ended September 30, 2001, we incurred general and administrative expenses of $10.2 million, compared to $22.1 million for the year ended December 31, 2000, a decrease of $11.9 million. Included in general and administrative costs are administrative salaries and bonuses, employee benefit costs, legal fees, insurance expense and other professional service fees. Also included for the nine months ended September 30, 2001 are $2.4 million of merger related expenses and non-cash compensation expense of approximately $1.5 million related to the amortization of the deferred compensation expense associated with the stock options granted in July 2000. During the year ended December 31, 2000, we recorded a one-time charge of approximately $10.1 million for the issuance of a 1.5% ownership interest to our then President and Chief Executive Officer based on an expected initial public offering price. Included in this charge was approximately $8.5 million of non-cash compensation expense and approximately $1.6 million of payroll taxes paid in connection with the issuance of this 1.5% ownership interest. In addition, we recorded $2.7 million of non-cash compensation related to the amortization of deferred compensation expense associated with the stock options granted in July 2000. In addition, we recorded approximately $1.3 million of expenses related to a planned initial public offering of stock that did not occur in 2000. The remaining fluctuation in general and administrative expenses from the first nine months of 2001 compared to the year ended December 31, 2000 is due to an increase in personnel and other corporate infrastructure associated with our growth.

     Depreciation and Amortization

         For the nine months ended September 30, 2001, depreciation and amortization expense increased to $15.4 million, compared to approximately $8.6 million for the year ended December 31, 2000, an increase of $6.8 million. The increase in depreciation and amortization expense is due to assets placed in service for eleven additional markets since December 31, 2000. We incurred capital expenditures of $98.4 million in the nine months ended September 30, 2001, compared to capital expenditures of $91.0 million for the year ended December 31, 2000.

     Interest Income

         For the nine months ended September 30, 2001, interest income was $3.5 million compared to $3.4 million for the year ended December 31, 2000, an increase of $0.1 million. Interest income increased due to the investment of the proceeds from the senior discount notes received in July 2000, the proceeds from the sale of Series A-1 and Series A-2 convertible preferred stock in July and December 2000, respectively, and the proceeds from our borrowing under the senior secured credit facility in December 2000 and June 2001.

     Interest Expense

         For the nine months ended September 30, 2001, interest expense was $17.0 million, net of capitalized interest of approximately $6.6 million, compared to interest expense of approximately $11.7 million, net of capitalized interest of approximately $3.0 million, for the year ended December 31, 2000. The increase in interest expense in the nine months ended September 30, 2001 is the result of higher outstanding debt compared to December 31, 2000. For the nine months ended September 30, 2001, interest expense related to interest accrued on the senior discount notes, the amortization of the discount and warrants issued in connection with the issuance of the senior discount notes, and interest expense on our borrowings under the senior secured credit facility. For 2000, interest expense related to the Nortel financing, which was in place prior to our current senior secured credit facility, and interest expense on the current credit facility as well as the senior discount notes.

     Other Income (Expense), Net

         Other income is principally comprised of gain on tower sales. For the nine months ended September 30, 2001, we sold twelve towers to American Tower for $3.4 million, resulting in a gain of approximately $1.6 million, of which approximately $0.5 million was recognized at the time of the sale and the remainder was deferred and is being amortized as a reduction in rental expense over the initial lease term of ten years for the related towers. In addition, we sold sixteen towers to Trinity Wireless for $4.8 million, resulting in a gain of approximately $2.1 million, of which approximately $1.0 million was recognized at the time of the sale and remainder was deferred and is being amortized as a reduction in rental expense over the initial lease term of five years for the related towers. Offsetting these gains was a loss of approximately $1.0 million for site acquisition costs for sites that were either not feasible or not necessary for our network build-out. For the year ended December 31, 2000, we sold fifty-five towers to American Tower for $14.0 million, resulting in a total gain of approximately $5.4 million, of which approximately $0.8 million was recognized and the remainder is being amortized over the initial lease term of ten years.

     Extraordinary Item

         In connection with the refinancing of the Nortel credit facility with the Toronto Dominion and GE Capital Corporation credit facility, in the twelve months ended December 31, 2000, we recorded an extraordinary loss on the early extinguishment of debt of approximately $1.5 million related to the write-off of the unamortized deferred financing costs of the Nortel credit facility.

     Net Loss

         For the nine months ended September 30, 2001, our net loss was approximately $60.7 million, an increase of $4.5 million over a net loss of $56.2 million for the year ended December 31, 2000. The increase in net loss was the result of increased operating expenses associated with maintaining a larger customer base and a larger network along with significantly higher customer additions. Additionally, higher depreciation expense for a larger in-service network coupled with increased interest expense related to our debt was recorded during the first nine months of this year than in the prior year. The increase in operating expenses was partially offset with increased service, equipment and other revenues. For the year ended December 31, 2000, our net loss was caused primarily by cost of services exceeding service revenues and costs associated with handset subsidies, selling, general and administrative expense, depreciation and amortization associated with the markets launched in 1999 and 2000. Also in 2000, we recorded the following:

         . an extraordinary loss of approximately $1.5 million on the early extinguishment of debt related to the write-off of the unamortized deferred financing costs of the Nortel credit facility,

         . non-cash compensation expense of approximately $8.5 million and related taxes of approximately $1.6 million associated with the issuance of a 1.5% ownership interest in our predecessor, Illinois PCS, LLC, to our then President and Chief Executive Officer,

         . non-cash compensation expense of approximately $2.7 million, which is related to the amortization of the deferred compensation expense associated with the stock options granted in July 2000, and

         . expenses of approximately $1.3 million related to a planned initial public offering of stock that did not occur in 2000.

For the year ended December 31, 2000 compared to the period January 22, 1999 (date of inception) through December 31, 1999:

     Customer Additions

         For the year ended December 31, 2000, we added a net 44,792 customers, compared to 1,981 net customers added in the period from start-up to December 31, 1999.

     Average Revenue Per User (ARPU)

         ARPU was $55 for the year ended December 31, 2000. Because we launched our first markets in December 1999, ARPU for 1999 is not meaningful.

     Churn

         For the year ended December 31, 2000, churn was 2.1%. Churn for 1999 is not meaningful.

     Cost Per Gross Addition (CPGA)

         CPGA was $360 for the twelve months ended December 31, 2000. CPGA for 1999 is not meaningful.

     Revenues

         Service revenue and equipment revenue were $18.5 million and $2.7 million, respectively, for the year ended December 31, 2000, compared to $71,000 and $144,000, respectively, for the period ended December 31, 1999.

         Included in service revenues was roaming revenue of $7.5 million recorded during the year ended December 31, 2000, compared to $43,000 for the period ended December 31, 1999.

         Lower revenues in 1999 were attributable to the fact that we did not launch service until December 1999.

     Cost of Service and Roaming and Cost of Equipment

         The cost of service and roaming and the cost of equipment was $16.8 million and $10.1 million, respectively, for the year ended December 31, 2000, compared to $1.7 million and $0.5 million, respectively, for the period ended December 31, 1999, an increase of $15.1 million and $9.6 million, respectively. The Sprint PCS affiliation fee totaled $0.9 million in the year ended December 31, 2000. There were approximately 30 employees performing network operations functions at December 31, 2000, compared to 11 employees at December 31, 1999.

         Cost of equipment includes the costs of handsets, accessories, and equipment subsidies. The cost of handsets generally exceeds the amount received from customers because we subsidize the price of handsets to remain competitive in the marketplace. The increase in costs is substantially due to the increase in new customers associated with the launching of sixteen new markets during 2000.

     Selling and Marketing

         We incurred expenses of $10.8 million during the year ended December 31, 2000 for selling and marketing costs, compared with $0.8 million for the period ended December 31, 1999. Selling expenses include advertising and promotional costs, salaries, sales commissions, and expenses related to our distribution channels. The increase in costs is substantially due to the launching of sixteen new markets during 2000. At December 31, 2000, there were approximately 105 employees performing sales and marketing functions compared to 28 at December 31, 1999.

     General and Administrative

         For the year ended December 31, 2000, we incurred general and administrative expenses of $22.1 million, compared to $1.5 million for the period ended December 31, 1999, an increase of $20.6 million. Included in general and administrative costs are administrative salaries and bonuses, employee benefit costs, legal fees, insurance expense and other professional service fees. Also included in the year ended December 31, 2000 is non-cash compensation expense and taxes on non-cash compensation expense totaling approximately $12.8 million. Of this amount, approximately $8.5 million was the non-cash compensation expense which related to a one-time charge for the issuance of a 1.5% ownership interest to our then President and Chief Executive Officer based on an expected initial public offering price and approximately $1.6 million of withholding taxes we have paid in connection with the issuance of this 1.5% ownership interest. The other $2.7 million of non-cash compensation expense is related to the amortization of the deferred compensation expense associated with the stock options granted in July 2000. We did not grant any options during 1999. In addition, we recorded approximately $1.3 million of expenses related to a planned initial public offering of stock that did not occur in 2000. The remaining increase in general and administrative expenses is due to the launching of sixteen new markets during 2000.

     Depreciation and Amortization

         For the year ended December 31, 2000, depreciation and amortization expense increased $8.2 million to $8.6 million compared to $0.4 million for the period ended December 31, 1999. The increase in depreciation and amortization expense relates to assets placed in service for the sixteen markets launched during 2000.

     Interest Income

         For the year ended December 31, 2000, interest income was $3.4 million, compared to $0.1 million for the period ended December 31, 1999. Interest income increased due to the investment of the proceeds from the senior discount notes and the sale of the Series A-1 convertible preferred stock in July 2000.

     Interest Expense

         For the year ended December 31, 2000, interest expense was $11.7 million, net of capitalized interest of approximately $3.0 million. In 1999, total interest expense of approximately $0.5 million, which related to our Nortel credit facility, was capitalized. The increase in interest expense in 2000, which related both to the Nortel financing and the senior discount notes, was the result of the higher borrowings.

     Other Income (Expense), Net

         Other income is principally comprised of gain on tower sales. For the year ended December 31, 2000, we sold 55 towers to American Tower for approximately $14.0 million resulting in a gain of approximately $5.4 million, of which approximately $0.8 million was recognized at the time of the sales and the remainder was deferred and is being amortized as a reduction in rental expense over the initial lease term of ten years for the related towers. For the period ended December 31, 1999, we sold 18 towers for $4.5 million resulting in a gain of approximately $1.9 million, of which approximately $0.2 million was recognized and the remainder was deferred.

     Extraordinary Item

         In connection with the refinancing of the Nortel credit facility with the Toronto Dominion and GE Capital Corporation credit facility, we recorded an extraordinary loss on the early extinguishment of debt of approximately $1.5 million in the year ended December 31, 2000 related to the write-off of the unamortized deferred financing costs of the Nortel credit facility.

     Net Loss

         For the year ended December 31, 2000, the net loss was $56.2 million, compared with $4.4 million for the period ended December 31, 1999. The loss in 2000 was caused primarily by cost of services exceeding service revenues and costs associated with handset subsidies, selling, general and administrative expenses, depreciation and amortization associated with the markets launched in 1999 and 2000. Also in 2000 we recorded the following:

         . an extraordinary loss of approximately $1.5 million on the early extinguishment of debt related to the write-off of the unamortized deferred financing costs of the Nortel credit facility;

         . non-cash compensation expense of approximately $8.5 million and related taxes of approximately $1.6 million associated with the issuance of a 1.5% ownership interest in our predecessor, Illinois PCS, LLC, to our then President and Chief Executive Officer;

         . non-cash compensation expense of approximately $2.7 million, which is related to the amortization of the deferred compensation expense associated with the stock options granted in July 2000; and

         . expenses of approximately $1.3 million related to a planned initial public offering of stock that did not occur in 2000.

         Our net loss for the period ended December 31, 1999 was comprised primarily of network build-out, selling, and general and administrative expenses associated with the preparation of the launch of our initial markets.

Income Taxes

     Prior to July 12, 2000, our predecessor operated as a limited liability company and, as a result, our losses were included in the income tax returns of our members. Subsequent to July 12, 2000, the date of reorganization as discussed in the notes to our financial statements, we became a C Corporation and began accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." No benefit for federal income taxes has been recorded for the periods ended September 30, 2001 and December 31, 2000 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss carry forwards, would have been offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to our losses since inception.

Liquidity and Capital Resources

         As of September 30, 2001, we had $54.6 million in cash and cash equivalents, compared to $166.0 million in cash and cash equivalents at December 31, 2000. Out net working capital was $38.6 million at September 30, 2001, compared to working capital of $141.3 million at December 31, 2000.

      Net Cash Used in Operating Activities

         Net cash used in operating activities was approximately $16.7 million for the nine months ended September 30, 2001 and was approximately $22.0 million for the year ended December 31, 2000. Cash used in operating activities was primarily attributable to operating losses offset by depreciation and amortization expense, non-cash interest, non-cash compensation expense and working capital needs.

     Net Cash Used In Investing Activities

         Net cash used in investing activities was approximately $119.3 million for the nine months ended September 30, 2001 and approximately $82.5 million for the year ended December 31, 2000. The expenditures related primarily to the purchase of our network infrastructure equipment and the acquisition of the markets in Iowa from Sprint PCS in February 2001, offset partially with the proceeds from tower sales and our build-to-suit agreement.

     Net Cash Provided By Financing Activities

         Net cash provided by financing activities was approximately $24.7 million for the nine months ended September 30, 2001 and consisted primarily of proceeds of $25.0 million drawn on our senior secured credit facility offset somewhat by debt issuance and interest rate protection costs. Net cash provided by financing activities during the year ended December 31, 2000 was approximately $267.7 million and consisted primarily of equity contributions and debt borrowings, and also cash provided by the proceeds from the sale of redeemable convertible preferred stock and the issuance of our senior discount notes offset by the repayment in full of the Nortel debt of approximately $40.3 million.

     Liquidity

         At September 30, 2001, we had $54.6 million of cash and cash equivalents and total availability under our senior secured credit facility of $90.0 million. By September 2003, we expect that our customer base will have increased to a size sufficient for us to generate net free cash flow (EBITDA plus non-cash stock option expense minus capital expenditures, cash interest payments and required payments of principal under the senior credit facility). We expect our free cash flow after September 2003 will be sufficient to meet the cash requirements of the business including; capital expenditures, cash interest, required payments of principal under the senior credit facility and working capital needs. Our projections contain significant assumptions including projections for gross new customer additions, ARPU, churn, bad debt expense and roaming revenue.

Factors That May Affect Operating Results and Liquidity

         In addition to the Investment Considerations found under Item 1 of this report, the following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

         We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. We incurred EBITDA (Earnings before interest, taxes, depreciation and amortization) losses of $32.3 million in the nine months ended September 30, 2001. Our business projections reflect continuing growth in our customer base and a reduction and eventual elimination of EBITDA losses as the cash flow generated by the growing customer base exceeds costs incurred to acquire new customers. If we acquire more customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater EBITDA losses in the near term but higher cash flows in later periods. Conversely, if there is a slowdown in new subscriber growth in the wireless industry, we may acquire fewer new customers, which would result in lower EBITDA losses in the near term but lower cash flows in later periods.

         We may experience a higher churn rate than our historical churn rate. Our average customer monthly churn (net of 30 day returns) for the nine months ended September 30, 2001 was 2.3%. This rate of churn was higher than our historical average and is expected to increase slightly into 2002 before declining in the second half of calendar 2002. If the rate of churn was not to decline as expected or was to increase materially above its current levels and remain there, we would lose the cash flow attributable to these customers and have greater EBITDA losses.

         We may not be able to reinstate the deposit requirement for new sub-prime credit customers. We have requested that Sprint reinstate a customer deposit for all sub-prime customers added after February 24, 2002. Sprint has indicated its willingness to make the required program changes to effect the deposit requirement for sub-prime customers (which was present in all of our distribution channels until May 2001, when Sprint introduced No Deposit Account Spending Limits (NDASL)). As of September 30, 2001, approximately 32% of our 134,927 customers had a credit rating placing them in the sub-prime category. In addition, because Sprint does not plan to reinstate a deposit in its markets, we may experience difficulty in implementing a deposit requirement in national third party retailers in our territory. Our inability to collect deposits from sub-prime customers may result in a higher rate of customer churn and additional bad debt expense than our business plan projects.

         We may receive a significantly lower roaming rate in 2003 and thereafter. We are paid a fee from Sprint for every minute that a Sprint PCS subscriber based outside of our territory uses our network; we refer to such fees as roaming revenue. Similarly, we pay a fee to Sprint PCS for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as roaming expense. Under our agreements with Sprint, Sprint had the right to change the reciprocal roaming rate exchanged for customers who roam into the other party's or another network partner's network. On April 27, 2001 we announced an agreement in principle with Sprint to set the roaming rate for periods beyond 2001. We have an agreement with Sprint that fixed this per minute reciprocal rate at $0.20 through December 31, 2001. Under the agreement in principle, the roaming rate for calendar year 2002 will not be less than $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement in principle have not yet been finalized. Depending on the details of the agreement, the reciprocal roaming rate may be significantly less than the rate charged in 2002. While a much lower roaming rate would significantly reduce the roaming revenue we receive, it would also significantly reduce the roaming expense we pay to Sprint PCS. The ratio of roaming revenue to roaming expense for the nine months ended September 30, 2001 was 1.4 to 1.0. We project that by 2003, the growth in our customer base will result in a ratio of revenue to expense approaching 1.0 to 1.0, minimizing the net earnings and EBITDA impact of any substantial reduction in the roaming rate. If the ratio of roaming revenue to roaming expense was not to decline, a reduction in the reciprocal roaming rate could have an adverse affect on our cash cushion.

         Our ability to borrow funds under our senior secured credit facility may be restricted due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreements governing the senior secured credit facility. Our senior secured credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues, minimum EBITDA losses and limiting capital expenditures. We believe that we are currently in compliance with all financial and operational covenants relating to our senior secured credit facility. We have recently completed an amendment to our senior secured credit facility, primarily to provide additional relief under the maximum EBITDA losses covenant, which we anticipated not meeting in future quarters. If we are unable to operate our business within the covenants specified in the senior secured credit facility, as amended, our ability to obtain future amendments to the covenants is not guaranteed and our ability to make borrowings required to operate our business could be restricted or terminated. Such a restriction or termination would have a material adverse affect on our liquidity.

         We may not be able to sell enough towers at an adequate price to generate proceeds projected in our business plan. Upon completion of our initial network build-out at March 31, 2002, we expect to own approximately 90 towers. We do not consider towers a strategic asset and plan on selling some or all of these assets as market terms and conditions permit. There are several companies that have traditionally been purchasers of towers in the wireless industry. However, the financial condition of these tower companies and their willingness and ability to purchase towers we own is not certain.

         Variable interest rates may increase substantially. At September 30, 2001, we had $50.0 million borrowed under our senior secured credit facility. The rate of interest on the facility is based on a margin above either the alternate bank rate (the prime lending rate in the United States) or the London Interbank Offer Rate (LIBOR). Our weighted average borrowing rate on variable rate borrowings at September 30, 2001 was 6.84%. While our business plan uses a 7.0% base borrowing rate, increases in a market interest rate substantially above our estimates may result in unanticipated cash interest costs.

         We operate with negative working capital because of amounts owed to Sprint. Each month we pay Sprint amounts relating to: (i) roaming expense, (ii) the 8% affiliation fee, (iii) costs for customer support and billing, (iv) handsets purchased from Sprint, (v) reimbursements for commissions paid to national third party distributors such as Radio Shack, Best Buy and Circuit City, (vi) reimbursement for subsidies related to handsets sold by national third party retailers, and (vii) wholesale long distance expense that our customers use and that Sprint PCS customers incur related to roaming revenue. A reduction in the amounts we owe Sprint may result in a greater use of cash for working capital purposes than our business plan currently projects.

         We may not be able to access the credit markets for additional capital if the liquidity discussed above is insufficient for the cash needs of our business. We frequently evaluate options for additional financings to supplement our liquidity position and maintain maximum financial flexibility. However, if the assumptions used in our projections are incorrect, we may be unable to raise additional capital.

         Capital Resources

         Our senior secured discount notes due 2010 will require cash payments of interest beginning on January 15, 2006.

         Our $140.0 million senior secured credit facility provides for a $90.0 million senior secured term loan which matures on December 31, 2008, which is the first installment of the loan, or tranche A. The second installment, or tranche B, under the senior credit agreement is for a $50.0 million senior secured term loan, which matures on December 31, 2008. The senior credit agreement requires us to make quarterly payments of principal beginning March 31, 2004 for tranche A and tranche B, initially in the amount of 2.5% of the loan balance then outstanding and increasing thereafter. The commitment fee on unused borrowings ranges from 1.0 to 1.5%, payable quarterly. As of September 30, 2001, $90.0 million remained available for borrowing. Our obligations under the senior credit agreement are secured by all of our assets. As discussed above, we expect that cash and cash equivalents together with future advances under our credit facility will fund capital expenditures, operating losses and working capital requirements through the end of fiscal 2002, at which time we expect to generate positive earnings before interest, taxes, depreciation and amortization (EBITDA). Our senior secured credit facility is subject to certain restrictive covenants including maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues, minimum EBITDA amounts and limiting annual capital expenditures.

         As of September 30, 2001, we believe that we are in compliance with all financial and operational covenants associated with our senior secured credit facility, senior subordinated discount notes, and Sprint Agreements.

         Contractual Obligations

         We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to our senior secured credit facility, senior discount notes, capital leases for office equipment and cell sites and non-cancelable operating lease agreements for office space, cell sites, and vehicles. Future minimum contractual obligations for the next five years and in the aggregate at September 30, 2001, are as follows (dollars in thousands):

                                                     Payments Due by Period
                           --------------------------------------------------------------------------------
                                                    Years Ended September 30,
                                                --------------------------------
 Contractual Obligation       Total       2002       2003       2004       2005       2006     Thereafter
-------------------------  ------------ ---------- ---------- ---------- ---------- ---------- ------------
Senior Secured Credit
Facility (1)                $  50,000   $      -    $      -   $  3,750   $  6,875   $ 11,250    $ 28,125

Operating Leases (2)           69,031     10,785      10,619     10,149      9,305      6,626      21,547

Capital Leases                    802         47          43         45         47         49         571

Senior Discount Notes         300,000          -           -          -          -          -     300,000

                           ------------ ---------- ---------- ---------- ---------- ---------- ------------

Total                       $ 419,833     10,832      10,662     13,944     16,227     17,925     350,243
                           ============ ========== ========== ========== ========== ========== ============

   (1) Total repayments are based on borrowings outstanding as of September 30, 2001.

   (2) Does not include payments due under renewals to the original lease term.

         There are provisions in each of the agreements governing the senior secured credit facility and the senior discount notes resulting in an acceleration of repayment upon an event of default, as defined in the respective agreements.

Seasonality

           Our business is subject to seasonality because the wireless industry is heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of our available financial resources during this period.

Inflation

         Our management believes that inflation has not had, and will not have, a material adverse effect on our results of operations.

Effect of Recently Issued Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144")", which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of the Statement are effective for financial statements issued for fiscal years beginning after December 31, 2001. The adoption is not expected to have a material effect on our consolidated results of operations, financial position or cash flows.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations ("SFAS No. 141")", which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognizes intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. We have adopted SFAS No. 141 effective July 1, 2001, and the impact of such adoption did not have a material impact on our financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS No. 142"), which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairments of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the amortization provisions of the statement. In connection with the merger with AirGate and our change in fiscal year end to September 30, we adopted SFAS No. 142 effective October 1, 2001. The adoption is not expected to have a material effect on our consolidated results of operations, financial position, or cash flows.

         In November 2000, the Emerging Issues Task Force ("EITF") reached a consensus in EITF 00-14, "Accounting for Certain Sales Incentives" that when recognized, the reduction in or refund of the selling price of a product or service resulting from any cash incentive should be classified as a reduction in revenue and not as an operating expense. We adopted the provisions of EITF 00-14 in the first quarter of 2001. See the notes to our financial statements for further information related to EITF 00-14.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal years beginning after June 15, 2000. Our adoption of SFAS No. 138 on January 1, 2001 did not have a material effect on our results of operation, financial position, or cash flows.

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

ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk

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

         The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our senior secured credit facility based on our projected level of long-term indebtedness:

                                                Years Ending September 30,
                                                -----------------------------------------------------------------------------------

                                                2002          2003         2004          2005          2006          Thereafter
                                                -----------   ----------   -----------   -----------   -----------   --------------

                                                (In thousands)
      Senior Discount Notes(1):                 $154,027      $167,790     $182,784      $199,117      $216,910        $     --

      Fixed interest rate                          14.00%        14.00%       14.00%        14.00%        14.00%          14.00%

      Principal payments                        $     --      $     --     $     --      $     --      $     --        $300,000


      Senior Secured Credit Facility(2):        $105,500      $125,000     $115,625      $ 98,436      $ 70,309        $     --

      Variable interest rate(3)                     5.75%         5.75%        5.75%         5.75%         5.75%           5.75%

      Principal payments                        $     --      $     --     $  9,375      $ 17,189      $ 28,127        $ 70,309

(1) The amounts presented represent estimated year-end debt balances under our senior discount notes based on amortizing the discount utilizing the effective interest method over the term of the senior discount notes

(2) The amounts presented represent estimated year-end debt balances under our $140.0 million senior secured financing based upon a projection of the funds borrowed under that facility pursuant to our current network build-out plan.

(3) Interest rate on our senior secured financing equals the lesser of either:

         . a base rate loan with an interest rate equal to 2.75% plus the higher of:

                  . the prime rate of the Toronto-Dominion Bank, New York Branch or;

                  .    the federal fund effective rate plus 0.5%; or

         . a Eurodollar loan with an interest rate equal to the London interbank offered rate plus 3.75%. The London interbank offered rate is assumed to equal 2.00% for all periods presented, which is the current LIBOR rate.

         Our primary market risk exposure relates to:

         . the interest rate risk on our long-term and short-term borrowings; and

         . the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants.

We manage the interest rate risk on our outstanding long-term and short-term debt through the use of fixed and variable rate debt and an interest rate cap under the senior secured credit agreement. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

ITEM 8       Financial Statements and Supplementary Data.

         Our financial statements are listed under Item 14 (a) of this annual report and are filed as part of this report on the pages indicated.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         During the period covered by this report, we had no changes in our disagreements with our accountants on accounting and financial disclosure. However, on November 30, 2001, we were acquired by AirGate through the merger of a wholly owned subsidiary of AirGate with and into us. At the effective time of the merger, AirGate, as our parent, replaced our independent accountant, Deloitte and Touche LLP, with KPMG, LLP. We have previously reported this change in accountants in a Current Report on Form 8-K filed on November 30, 2001, as amended on Form 8-K/A on December 5, 2001.

                                     PART IV

ITEM 14.  Financial Statement Schedules, Reports On Form 8-K And Exhibits.

(a)   Financial Statements

1. The following financial statements are filed with this report on the pages indicated:

                                                                                                                             Page

           Independent Auditors' Report                                                                                       F-1

           Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 and 1999                                F-2

           Consolidated Statements of Operations for the nine months ended                                                    F-3
               September 30, 2001 and 2000, for the year ended December 31,
               2000 and for the period from January 22, 1999 (date of inception)
               to December 31, 1999

           Consolidated Statements of Redeemable Preferred Stock and Equity                                                   F-4
               (Deficiency) for the nine months ended September 30, 2001, for the year ended December 31, 2000 and for the period from
               January 22, 1999 (date of inception) to December 31, 1999

           Consolidated Statements of Cash Flows for the nine months ended                                                    F-5
               September 30, 2001 and 2000, for the year ended December 31,
               2000 and for the period from January 22, 1999 (date of inception)
               to December 31,1999

           Notes to Consolidated Financial Statements                                                                         F-6

2.    Exhibits

               See Item 14(c) below

(b)   Reports on Form 8-K

         On August 31, 2001, we filed a Current Report on Form 8-K reporting "Other Events" pursuant to Item 5 reporting that on August 28, 2001, we entered into an Agreement and Plan of Merger with AirGate under which we would combine with AirGate in a tax-free stock for stock transaction.

         On November 30, 2001, we filed a Current Report on Form 8-K reporting "Changes in Control of Registrant" pursuant to Item 1 reporting that on November 30, 2001, we were acquired by AirGate through the merger of a wholly owned subsidiary of AirGate with and into us. The Current Report also reported "Changes in Registrant's Certifying Accountant" pursuant to Item 4 reporting that at the effective time of the merger, AirGate, as our parent, replaced our independent accountant, Deloitte & Touche LLP, with KPMG, LLP. Among other things, the Current Report further stated that during the fiscal years ending December 31, 1999 and 2000 and the period ending September 30, 2001, there were no disagreements between us and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

         On December 5, 2001, we filed an Amended Current Report on Form 8-K/A amending the Current Report on Form 8-K filed on November 30, 2001. The sole purpose of such amendment was to extend the time period during which we stated that we had no disagreements with Deloitte & Touche LLP to include the subsequent interim period ending November 30, 2001.

         On December 20, 2001, we filed a Current Report on Form 8-K reporting a "Change in Fiscal Year" pursuant to Item 8 changing our fiscal year end from a calendar year ending December 31 to a fiscal year ending September 30.

(c)   Exhibits

2.1 Asset Purchase Agreement, dated as of January 10, 2001, by and among Sprint Spectrum L.P. and its subsidiaries Sprint Spectrum Equipment Company, L.P. and Sprint Spectrum Realty Company, L.P., and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by the company with the Commission on March 15, 2001).

3.1 Restated Certificate of Incorporation of iPCS, Inc. (Incorporated by reference to Exhibit 3.1 to the Post-Effective Amendment No. 1 on Form S-1 to the registration statement on Form S-4 filed by the company with the Commission on December 20, 2001 (SEC File No. 333-47688)).

3.2 Bylaws of iPCS, Inc. (Incorporated by reference to Exhibit 3.2 to the Post-Effective Amendment No. 1 on Form S-1 to the registration statement on Form S-4 filed by the company with the Commission on December 20, 2001 (SEC File No. 333-47688)).

3.3 Certificate of Incorporation of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.4 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

3.4         Bylaws of iPCS Wireless, Inc. (Incorporated by reference to Exhibit
            3.5 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

3.5 Certificate of Incorporation of iPCS Equipment, Inc. (Incorporated by reference to Exhibit 3.6 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

3.6         Bylaws of iPCS Equipment, Inc. (Incorporated by reference to Exhibit
            3.7 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

4.1         Specimen Common Stock Certificate. (Incorporated by reference to
            Exhibit 4.1 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

4.2 14% Senior Discount Notes due 2010 Indenture dated as of July 14, 2000 by and among iPCS, Inc., as issuer, iPCS Equipment, Inc. and iPCS Wireless, Inc., as guarantors, and CTC Illinois Trust Company, as trustee. (Incorporated by reference to Exhibit 4.2 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.1* Sprint PCS Management Agreement, as amended, dated as of January 22, 1999 by and among Sprint Spectrum, LP, SprintCom, Inc., Wireless Co. LP and Illinois PCS, LLC, as amended by Addendum I, Addendum II, Amended and Restated Addendum III, Addendum IV, Addendum V and Addendum VI thereto. (Incorporated by reference to exhibits to the registration statement on Form S-4 filed by the company with the Commission (SEC File No. 333-47688)).

10.2* Sprint PCS Services Agreement dated as of January 22, 1999 by and between Sprint Spectrum, LP and Illinois PCS, LLC. (Incorporated by reference to Exhibit 10.2 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.3* Sprint Trademark and Service Mark License Agreement dated as of January 22, 1999 by and between Sprint Communications Company, LP and Illinois PCS, LLP. (Incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.4 Sprint Spectrum Trademark and Service Mark License Agreement dated as of January 22, 1999 by and between Sprint Spectrum LP and Illinois PCS, LLC. (Incorporated by reference to Exhibit 10.4 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.5 Amended and Restated Consent and Agreement dated as of July 12, 2000 by and between Sprint Spectrum, LP, SprintCom, Inc., Sprint Communications Company, LP, WirelessCo, LP, and Toronto Dominion (Texas), Inc. and the lenders party thereto. (Incorporated by reference to Exhibit 10.5 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.6 Amended and Restated Credit Agreement dated as of July 12, 2000 by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, the lenders named therein, Toronto Dominion (Texas), Inc., as administrative agent, and GE Capital Corporation, as syndication agent, for a $140.0 million credit facility. (Incorporated by reference to Exhibit 10.6 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.7 Amended and Restated Employment Agreement effective as of January 1, 2001 by and between iPCS Wireless, Inc., Timothy M. Yager and iPCS, Inc. (Incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q filed by the company with the Commission on May 15, 2001).

10.8 Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, William W. King, Jr. and iPCS, Inc. (Incorporated by reference to Exhibit 10.9 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.9 Agreement Regarding Construction, Sale and Leaseback of Towers dated as of May 28, 1999 by and between American Tower Corporation and Illinois PCS, LLC. (Incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.10 Lease dated as of June 1, 1999 by and between Gridley Enterprises, Inc. and Illinois PCS, LLC. (Incorporated by reference to Exhibit
            10.12 to the registration statement on Form S-1 filed by the company with the Commission on July 19, 2000 (SEC File No. 333-32064)).

10.11 Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, Leroy R. Horsman and iPCS, Inc. (Incorporated by reference to Exhibit 10.13 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.12 Amended and Restated Employment Agreement, effective as of July 1, 2000 by and between Illinois PCS, LLC, Jeffrey Pinegar and iPCS, Inc. (Incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.13 Amended and Restated Employment Agreement effective as of January 1, 2001 by and between iPCS Wireless, Inc., Linda K. Wokoun and iPCS, Inc. (Incorporated by reference to Exhibit 10.15 to the quarterly report on Form 10-Q filed by the company with the Commission on May 15, 2001).

10.14 Amended and Restated Employment Agreement effective as of January 1, 2001 by and between iPCS Wireless, Inc., Stebbins B. Chandor, Jr. and iPCS, Inc. (Incorporated by reference to Exhibit 10.16 to the quarterly report on Form 10-Q filed by the company with the Commission on May 15, 2001).

10.15 Amended and Restated Employment Agreement effective as of January 1, 2001 by and between iPCS Wireless, Inc., Anthony R. Muscato and iPCS, Inc. (Incorporated by reference to Exhibit 10.17 to the quarterly report on Form 10-Q filed by the company with the Commission on May 15, 2001).

10.16 Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS LLC, Patricia M. Greteman and iPCS, Inc. (Incorporated by reference to Exhibit 10.19 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.17 Purchase Agreement dated as of July 12, 2000 for $300,000,000 of 300,000 units consisting of 14% Senior Discount Notes Due 2010 and warrants to purchase 2,982,699 shares of Common Stock. (Incorporated by reference to Exhibit 10.18 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.18* CDMA 1900 SprintCom Additional Affiliate Supply Agreement dated as of May 24, 1999 between Illinois PCS, LLC and Nortel Networks, Inc. (Incorporated by reference to Exhibit 10.20 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.19* Amendment No. 1 to 1900 CDMA Additional Affiliate Supply Agreement dated as of July 11, 2000 between Illinois PCS, LLC and Nortel Networks, Inc. (Incorporated by reference to Exhibit 10.21 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.20 Asset Purchase Agreement dated as of July 12, 2000 by and among Sprint Spectrum LP, Sprint Spectrum

            Equipment Company, LP, Sprint Spectrum Realty Company, LP and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.30 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.21 Design, Development, Engineering Construction and Oversight Services Agreement, dated as of February 1999, by and between Illinois iPCS, LLC and Communication Management Specialists. (Incorporated by reference to Exhibit 10.31 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.22 Interim Network Operating Agreement dated as of July 12, 2000 by and between Sprint Spectrum LP and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.32 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.23 A/B Exchange Registration Rights Agreement dated as of July 12, 2000 by and among iPCS Equipment, Inc., iPCS Wireless, Inc. and Donaldson Lufkin & Jenrette Securities Corporation and TD Securities (USA) Inc. (Incorporated by reference to Exhibit 10.24 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.24 Consulting Agreement dated as of April 20, 1999 by and between WaveLink Engineering and Illinois PCS, LLC. (Incorporated by reference to Exhibit 10.33 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.25 Form of Global Notes. (Incorporated by reference to Exhibit 10.25 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.26* Construction and Oversight Services Agreement dated as of September 1, 2000 by and between iPCS Wireless, Inc. and SDS Wireless, Inc. (Incorporated by reference to Exhibit 10.34 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.27* Build to Suit Agreement dated as of September 1, 2000 by and between iPCS Wireless, Inc. and Trinity Wireless Towers, Inc. (Incorporated by reference to Exhibit 10.35 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.28 Additional Affiliate Agreement dated as of July 12, 2000 by and between iPCS Wireless, Inc. and Lucent Technologies Inc. (Incorporated by reference to Exhibit 10.36 to the registration statement on Form S-4 filed by the company with the Commission on January 8, 2001 (SEC File No. 333-47688)).

10.29 First Amendment to Amended and Restated Credit Agreement and Consent dated as of February 23, 2001, by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, and lenders named therein and Toronto Dominion (Texas), Inc., as administrative agent. (Incorporated by reference to Exhibit 10.37 to the annual report on Form 10-K405 filed by the company with the Commission on March 29, 2001).

10.30 Amendment No.2 to 1900 CDMA Additional Affiliate Supply Agreement by and among iPCS Wireless, Inc. and iPCS Equipment, Inc. and Nortel Networks Inc. (Incorporated by reference to Exhibit 10.38 to the annual report on Form 10-K405 filed by the company with the Commission on March 29, 2001).

10.31 Amended and Restated Interim Network Operating Agreement, dated as of March 1, 2001 by and between Sprint Spectrum LP and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.39 to the annual report on Form 10-K405 filed by the company with the Commission on March 29, 2001).

10.32* Build to Suit Agreement, dated as of December 29, 2000, by and between Trinity Wireless Towers, Inc., Trinity Wireless Services, Inc., SDS Wireless, Inc. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.41 to the annual report on Form 10-K405 filed by the company with the Commission on March 29, 2001).

10.33* Construction and Oversight Services Agreement, dated as of December 29, 2000, by and between iPCS Wireless, Inc. and SDS Wireless, Inc. (Incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K405 filed by the company with the Commission on March 29,
            2001).

10.34 Master Lease Agreement, dated as of August 31, 2000, by and between iPCS Wireless, Inc. and Trinity Wireless Towers, Inc. (Incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K405 filed by the company with the Commission on March 29, 2001).

10.35 First Amendment to Agreement Regarding Construction, Sale and Leaseback of Towers dated as of November 2000 by and between America Tower Corporation and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.44 to the annual report on Form 10-K405 filed by the company with the Commission on March 29, 2001).

10.36 Agreement and Plan of Merger, dated as of August 28, 2001, by and between AirGate PCS, Inc. and iPCS, Inc. (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the company with the Commission on August 31, 2001).

10.37 Second Amendment to Amended and Restated Credit Agreement and Consent dated as of September 28, 2001, by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, and lenders named therein and Toronto Dominion (Texas), Inc., as administrative agent. (Incorporated by reference to Exhibit
            10.40 to the quarterly report on Form 10-Q filed by the company with the Commission on November 14, 2001).

10.38 First Amendment of Amended and Restated Employment Agreement effective as of August 28, 2001 by and between iPCS Wireless, Inc., Linda K. Wokoun and iPCS, Inc. (Incorporated by reference to Exhibit
            10.43 to the quarterly report on Form 10-Q filed by the company with the Commission on November 14, 2001).

10.39 First Amendment of Amended and Restated Employment Agreement effective as of August 28, 2001 by and between iPCS Wireless, Inc., Stebbins B. Chandor, Jr. and iPCS, Inc. (Incorporated by reference to Exhibit 10.44 to the quarterly report on Form 10-Q filed by the company with the Commission on November 14, 2001).

10.40 First Amendment of Amended and Restated Employment Agreement effective as of August 28, 2001 by and between iPCS Wireless, Inc., Anthony R. Muscato and iPCS, Inc. (Incorporated by reference to Exhibit 10.45 to the quarterly report on Form 10-Q filed by the company with the Commission on November 14, 2001).

----------
   * Confidential treatment has been requested on portions of these documents

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2002.

                           iPCS, INC.

                           By: /s/ Alan B. Catherall
                              --------------------------------------------------
                                   Alan B. Catherall
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:


Signature                                     Title                                              Date
---------                                     -----                                              ----

     /s/ Thomas M. Dougherty                  President and Director (Principal Executive        February 14, 2002
-----------------------------------------     Officer)
         Thomas M. Dougherty


     /s/ Alan B. Catherall
-----------------------------------------     Vice President, Chief Financial Officer and        February 14, 2002
         Alan B. Catherall                    Director (Principal Financial and Accounting
                                              Officer)


    /s/ Barbara L. Blackford                  Director                                           February 14, 2002
-----------------------------------------
        Barbara L. Blackford


       /s/ Eric F. Ensor                      Director                                           February 14, 2002
-----------------------------------------
           Eric F. Ensor

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR--CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report........................................................................ F-2
Consolidated Balance Sheets as of September 30, 2001, December 31, 2000 and 1999.................... F-3
Consolidated Statements of Operations for the Nine Months Ended September 30, 2001 and 2000, for the
  Year Ended December 31, 2000 and for the Period from January 22, 1999 (date of inception) through
  December 31, 1999................................................................................. F-4
Consolidated Statements of Redeemable Preferred Stock and Equity (Deficiency) for the Nine Months
  Ended September 30, 2001, for the Year Ended December 31, 2000 and for the Period from January 22,
  1999 (date of inception) through December 31, 1999................................................ F-5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000, for the
  Year Ended December 31, 2000 and for the Period from January 22, 1999 (date of inception) through
  December 31, 1999................................................................................. F-6
Notes to Consolidated Financial Statements.......................................................... F-7

                         INDEPENDENT AUDITORS' REPORT

iPCS, Inc.
Schaumburg, Illinois

   We have audited the accompanying consolidated balance sheets of iPCS, Inc. and Subsidiaries and Predecessor (the "Company") as of September 30, 2001 and December 31, 2000 and 1999, the consolidated statements of operations and of cash flows for the nine months ended September 30, 2001 and 2000, for the year ended December 31, 2000 and for the period from January 22, 1999 (date of inception) through December 31, 1999, and the consolidated statements of redeemable preferred stock and equity (deficiency) for the nine months ended September 30, 2001, for the year ended December 31, 2000 and for the period from January 22, 1999 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2001 and December 31, 2000 and 1999, and the results of its operations and its cash flows for the nine months ended September 30, 2001 and 2000, for the year ended December 31, 2000 and for the period from January 22, 1999 (date of inception) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Davenport, Iowa
November 5, 2001
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                      December 31,
                                                                     September 30, -----------------
                                                                         2001        2000     1999
                                                                     ------------- --------  -------
                              Assets
                              ------
Current Assets:
   Cash and cash equivalents........................................   $  54,579   $165,958  $ 2,733
   Accounts receivable, less allowance: 2001--$2,713; 2000--$328;
     1999--$1.......................................................      14,964      5,350       92
   Other receivables................................................       1,604        231       39
   Inventories......................................................       3,379      3,314      927
   Prepaid expenses and other assets................................       4,799      1,839      432
                                                                       ---------   --------  -------
       Total current assets.........................................      79,325    176,692    4,223
Property and equipment including construction in progress, net......     198,161    129,087   39,106
Financing costs, less accumulated amortization: 2001--$1,173; 2000--
  $445; 1999--$66...................................................       9,558     10,045    1,514
Intangible assets, net..............................................      39,934     12,359       --
Other assets........................................................       1,778        392       --
                                                                       ---------   --------  -------
       Total assets.................................................   $ 328,756   $328,575  $44,843
                                                                       =========   ========  =======
  Liabilities, Redeemable Preferred Stock and Equity (Deficiency)
  ---------------------------------------------------------------
Current Liabilities:
   Accounts payable.................................................   $  31,410   $ 27,294  $ 3,839
   Accrued expenses.................................................       4,446      2,686      393
   Accrued interest.................................................          79         22      265
   Deferred revenue.................................................       4,742      1,346       --
   Capital lease obligations--current portion.......................           7         12       --
   Advance on tower sales...........................................          --         --    2,000
                                                                       ---------   --------  -------
       Total current liabilities....................................      40,684     31,360    6,497
Deferred gain on tower sales........................................       7,667      6,000    1,655
Deferred rent.......................................................       2,264         --       --
Deferred revenue....................................................       1,763        392       --
Capital lease obligations--long-term portion........................         373        225       --
Accrued interest....................................................      16,944      6,219       --
Long-term debt......................................................     191,392    157,581   27,571
                                                                       ---------   --------  -------
       Total liabilities............................................     261,087    201,777   35,723
                                                                       ---------   --------  -------
Redeemable preferred stock $0.01 par value; 75,000,000 shares
  authorized; 23,090,909 shares issued and outstanding..............     121,548    114,080       --
                                                                       ---------   --------  -------
Commitments and contingencies
Equity (Deficiency):
Common stock, $0.01 par value; 300,000,000 shares authorized;
  44,869,643 shares issued and outstanding..........................         449        449       --
Additional paid in capital..........................................      70,853     78,321       --
Contributed capital--Predecessor Company............................          --         --   13,500
Unearned compensation...............................................      (3,985)    (5,515)      --
Accumulated deficit.................................................    (121,196)   (60,537)  (4,380)
                                                                       ---------   --------  -------
       Total equity (deficiency)....................................     (53,879)    12,718    9,120
                                                                       ---------   --------  -------
       Total liabilities, redeemable preferred stock and equity
         (deficiency)...............................................   $ 328,756   $328,575  $44,843
                                                                       =========   ========  =======

                See notes to consolidated financial statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)

                                                                                     For the Period from
                                              For the Nine Months Ended For the Year  January 22, 1999
                                                    September 30,          Ended     (date of inception)
                                              ------------------------  December 31,       through
                                                 2001         2000          2000      December 31, 1999
                                              -----------  -----------  ------------ -------------------
Revenues:
   Service................................... $    71,834  $     9,914  $    18,534      $        71
   Equipment and other.......................       5,678        1,700        2,695              144
                                              -----------  -----------  -----------      -----------
          Total revenues.....................      77,512       11,614       21,229              215
                                              -----------  -----------  -----------      -----------
Operating Expenses:
   Cost of service...........................      60,496        9,812       16,786            1,695
   Cost of equipment.........................      18,292        4,977       10,053              484
   Selling...................................      20,845        4,960       10,783              778
   General and administrative:
       Non-cash compensation.................       1,530       10,686       11,212               --
       Taxes on non-cash compensation........          --        1,567        1,567               --
       Other general and administrative......       8,635        4,694        9,319            1,520
       Depreciation and amortization.........      15,385        5,549        8,609              381
                                              -----------  -----------  -----------      -----------
          Total operating expenses...........     125,183       42,245       68,329            4,858
                                              -----------  -----------  -----------      -----------
Loss from operations                              (47,671)     (30,631)     (47,100)          (4,643)
Other Income (Expense):
   Interest income...........................       3,537        1,949        3,443               89
   Interest expense..........................     (16,995)      (6,259)     (11,741)              --
   Other income..............................         470          424          726              174
                                              -----------  -----------  -----------      -----------
Loss Before Extraordinary Item...............     (60,659)     (34,517)     (54,672)          (4,380)
Extraordinary item--loss on early
  extinguishment of debt.....................          --       (1,485)      (1,485)              --
                                              -----------  -----------  -----------      -----------
Net Loss..................................... $   (60,659) $   (36,002) $   (56,157)     $    (4,380)
                                              ===========  ===========  ===========      ===========
Loss before extraordinary item............... $   (60,659) $   (34,517) $   (54,672)     $    (4,380)
Beneficial conversion feature related to
  redeemable preferred stock.................          --      (46,387)     (46,387)              --
Dividends and accretion on redeemable
  preferred stock............................      (7,468)        (881)      (1,963)              --
                                              -----------  -----------  -----------      -----------
Loss available to common stockholders........     (68,127)     (81,785)    (103,022)          (4,380)
Extraordinary item...........................          --       (1,485)      (1,485)              --
                                              -----------  -----------  -----------      -----------
Net loss available to common stockholders.... $   (68,127) $   (83,270) $  (104,507)     $    (4,380)
                                              ===========  ===========  ===========      ===========
Pro forma basic and diluted loss per share of
  common stock (unaudited):
   Loss available to common stockholders
     before extraordinary item............... $     (1.52) $     (1.83) $     (2.30)     $     (0.10)
   Extraordinary item........................ $        --  $     (0.03) $     (0.03)     $        --
   Net loss available to common stockholders. $     (1.52) $     (1.86) $     (2.33)     $     (0.10)
Pro forma weighted average common shares
  outstanding (unaudited)....................  44,869,643   44,869,643   44,869,643       44,869,643
                                              ===========  ===========  ===========      ===========

                See notes to consolidated financial statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                            AND EQUITY (DEFICIENCY)
                       (In thousands, except share data)

                                   Redeemable     |                              Contributed
                                 Preferred Stock  |   Common Stock    Additional  Capital-
                               -------------------| -----------------  Paid in   Predecessor   Unearned   Accumulated
                                 Shares    Amount |   Shares   Amount  Capital     Company   Compensation   Deficit
                               ---------- --------| ---------- ------ ---------- ----------- ------------ -----------
BALANCE AT JANUARY 22,                            |
 1999 (DATE OF                                    |
 INCEPTION)                                       |
Members' contributions........                    |                              $ 13,500
Net loss......................                    |                                                       $  (4,380)
                                                  |                              --------                 ---------
BALANCE AT DECEMBER                               |
 31, 1999                                         |                                13,500                    (4,380)
Members' contributions from                       |
 January 1, 2000 to July 11,                      |
 2000.........................                    |                                16,500
Issuance of 1.5% interest in                      |
 Predecessor Company to                           |
 Mr. Yager....................                    |                                 8,480
Reorganization of Predecessor                     |
 Company to C Corporation.....                    |44,869,643  $449   $ 38,031    (38,480)
Sale of Series A-1 redeemable                     |
 preferred stock..............  9,090,909 $ 46,387|
Beneficial conversion feature                     |
 related to Series A-1                            |
 redeemable preferred stock...                    |                     46,387
Accretion of Series A-1                           |
 redeemable preferred                             |
 stock beneficial conversion                      |
 feature......................                    |                    (46,387)
Grant of stock options........                    |                      8,247                $(8,247)
Amortization of unearned                          |
 compensation.................                    |                                             2,732
Issuance of warrants in                           |
 connection with the senior                       |
 discount notes...............                    |                     24,859
Issuance of warrants to Sprint                    |
 PCS..........................                    |                      9,147
Sale of Series A-2 redeemable                     |
 preferred stock.............. 14,000,000   65,730|
Accrued dividends on                              |
 redeemable preferred stock...               1,808|                     (1,808)
Accretion to redemption amount                    |
 of redeemable preferred stock                 155|                       (155)
Net loss......................                    |                                                         (56,157)
                               ---------- --------|----------  ----   --------   --------     -------     ---------
BALANCE AT DECEMBER                               |
 31, 2000                      23,090,909  114,080|44,869,643   449     78,321                 (5,515)      (60,537)
Accrued dividends on                              |
 redeemable preferred stock...               6,937|                     (6,937)
Accretion to redemption amount                    |
 of redeemable preferred stock                 531|                       (531)
Amortization of unearned                          |
 compensation.................                    |                                             1,530
Net loss......................                    |                                                         (60,659)
                               ---------- --------|----------  ----   --------   --------     -------     ---------
BALANCE AT SEPTEMBER 30, 2001. 23,090,909 $121,548|44,869,643  $449   $ 70,853   $     --     $(3,985)    $(121,196)
                               ========== ========|==========  ====   ========   ========     =======     =========

                See notes to consolidated financial statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                               For the Nine Months                   For the Period from
                                                                      Ended               For the     January 22, 1999
                                                                  September 30,          Year Ended  (date of inception)
                                                               -------------------      December 31,       through
                                                                 2001         2000          2000      December 31, 1999
                                                               ---------    --------    ------------ -------------------
Cash Flows from Operating Activities:
  Net loss.................................................... $ (60,659)   $(36,002)     $(56,157)       $ (4,380)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
   Depreciation and amortization..............................    15,385       5,549         8,609             381
   Loss on disposal of property and equipment.................     1,042          56            56              --
   Gain on tower sales........................................    (1,509)       (479)         (778)           (174)
   Amortization of deferred gain on tower sales...............      (543)       (180)         (298)            (22)
   Amortization of deferred rent..............................      (135)         --            --              --
   Amortization of financing costs............................       729         234           604              --
   Non-cash interest..........................................     8,842       2,322         5,109              --
   Extraordinary loss on early extinguishment of debt.........        --       1,485         1,485              --
   Non-cash compensation......................................     1,530      10,686        11,212              --
   Changes in assets and liabilities:
    Accounts receivable.......................................    (8,657)     (3,313)       (5,258)            (92)
    Other receivables.........................................      (650)       (141)         (192)            (39)
    Inventories...............................................       (66)        222        (2,387)           (927)
    Prepaid expenses and other assets.........................    (4,333)     (2,259)       (1,799)           (432)
    Accounts payable, accrued expenses and accrued interest...    27,509       9,395        16,020           1,758
    Deferred revenue..........................................     4,768         521         1,738              --
                                                               ---------    --------      --------        --------
      Net cash flows from operating activities................   (16,747)    (11,904)      (22,036)         (3,927)
                                                               ---------    --------      --------        --------
Cash Flows from Investing Activities:
  Capital expenditures........................................   (98,394)    (65,194)      (90,993)        (39,331)
  Intangible acquired in purchase of network assets...........        --      (3,526)       (3,526)             --
  Acquisition of the Iowa City/Cedar Rapids, Iowa markets.....   (31,678)         --            --              --
  Proceeds from disposition of fixed assets...................        42          --            --              --
  Proceeds from build to suit agreement.......................     2,496          --            --              --
  Proceeds from tower sales...................................     8,204       8,500        12,036           4,500
  Advance on tower sales......................................        --          --            --           2,000
                                                               ---------    --------      --------        --------
      Net cash flows from investing activities................  (119,330)    (60,220)      (82,483)        (32,831)
                                                               ---------    --------      --------        --------
Cash Flows from Financing Activities:
  Proceeds from long-term debt................................    25,000     165,106       190,106          27,571
  Repayment of Nortel debt....................................        --     (40,346)      (40,346)             --
  Payments on capital lease obligations.......................       (13)         --           (13)             --
  Debt financing costs........................................      (243)    (10,023)      (10,620)         (1,580)
  Interest rate protection costs..............................       (46)         --            --              --
  Proceeds from sale of Series A-1 redeemable preferred
   stock, net of offering costs of $3,613.....................        --      46,387        46,387              --
  Proceeds from sale of Series A-2 redeemable preferred
   stock, net of offering costs of $4,270.....................        --          --        65,730              --
  Members' contributions......................................        --      16,500        16,500          13,500
                                                               ---------    --------      --------        --------
      Net cash flows from financing activities................    24,698     177,624       267,744          39,491
                                                               ---------    --------      --------        --------
Increase (decrease) in cash and cash equivalents..............  (111,379)    105,500       163,225           2,733
Cash and cash equivalents at beginning of period..............   165,958       2,733         2,733              --
                                                               ---------    --------      --------        --------
Cash and cash equivalents at end of period.................... $  54,579    $108,233      $165,958        $  2,733
                                                               =========    ========      ========        ========

                See notes to consolidated financial statements.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BUSINESS OPERATIONS

   Illinois PCS, LLC was formed in January 1999 as an Illinois limited liability company for the purpose of becoming a provider of wireless personal communication services ("PCS"). On July 12, 2000, Illinois PCS, LLC (the "Predecessor Company") reorganized its business into a C Corporation in which members of the Predecessor Company received 44,869,643 shares of common stock of iPCS, Inc. in exchange for their ownership interests in the Predecessor Company. The ownership percentages among the members following the reorganization remained consistent with the ownership percentages at December 31, 1999 as adjusted for the effects of the agreement described in Note 15. As of July 12, 2000, the Predecessor Company merged with and into iPCS Wireless, Inc., a wholly owned subsidiary of iPCS, Inc. iPCS Equipment, Inc. was also formed and is a wholly owned subsidiary of iPCS Wireless, Inc. iPCS Wireless, Inc. has continued the activities of the Predecessor Company and, for accounting purposes, this transaction was accounted for as a reorganization of the Predecessor Company into a C Corporation. iPCS, Inc. and its subsidiaries, including the Predecessor Company, are collectively referred to as the "Company."

   In January 1999, the Company entered into affiliation agreements (the "Sprint PCS Agreements") with Sprint Communications Company, L.P. ("Sprint") and Sprint Spectrum L.P. and SprintCom, Inc., entities controlled by the PCS Group of Sprint ("Sprint PCS"). The Sprint PCS Agreements, as amended, provide the Company with the exclusive right to build, own and manage a wireless voice and data services network in 37 basic trading areas ("BTAs") located in Illinois, Iowa, Michigan and Nebraska under the Sprint PCS brand.

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

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

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

                                                                 Useful life:
                                                                 -------------
Network assets.................................................. 3 to 15 years
Computer equipment.............................................. 3 to 5 years
Furniture, fixtures, office equipment and leasehold improvements 5 to 21 years

   Construction in progress includes expenditures for the purchase of capital equipment, design services, and construction services of the Company's network. The Company capitalizes interest on its construction in progress activities. Interest capitalized for the nine months ended September 30, 2001 and 2000, for the year ended December 31, 2000 and for the period ended December 31, 1999 totaled approximately $6.6 million, $1.5 million, $3.0 million, and $0.5 million, respectively. When the network assets are placed in service, the Company transfers the assets from construction in progress to network assets and depreciates those assets over their estimated useful life.

Financing Costs:

   Deferred financing costs are amortized as interest expense over the term of the respective financing using the effective interest method.

Income Taxes:

   Prior to July 12, 2000, the Predecessor Company operated as a limited liability company ("LLC") and, as a result, its losses were included in the income tax returns of its members. Therefore, the accompanying consolidated financial statements do not include any income tax amounts prior to July 12, 2000. Subsequent to July 12, 2000, the date of reorganization as discussed in
Note 1, the Company became a C Corporation and began accounting for income taxes in accordance with Statement on Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts, based on enacted tax laws and the tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR assets to the amounts expected to be realized. Income tax expense is the tax payable for the year and the change during the period in deferred tax assets and liabilities. The Company has not provided any pro forma income tax information because any net deferred tax asset would have been offset by a full valuation allowance due to the Company's losses since inception.

Revenue Recognition:

   The Company began offering service to customers in December 1999.

   The Company recognizes revenue as services are performed. Sprint PCS collects all revenues from the Company's customers and remits the net amount to the Company. An affiliation fee of 8% of collected service revenues from Sprint PCS subscribers based in the Company's territory, excluding outbound roaming, and from non-Sprint PCS subscribers who roam onto the Company's network is retained by Sprint PCS and recorded as a cost of service. Revenues generated from the sale of handsets and accessories, inbound Sprint PCS roaming fees, and from roaming services provided to Sprint PCS customers who are not based in the Company's territory are not subject to the 8% affiliation fee.

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

   Equipment revenues consisting of proceeds from sales of handsets and accessories are recorded net of an allowance for sales returns. The allowance is estimated based on Sprint PCS' handset return policy, which allowed customers to return handsets for a full refund within 14 days of purchase at September 30, 2001 and December 31, 2000 and within 30 days of purchase at December 31, 1999. When handsets are returned to the Company, the Company may be able to reissue the handsets in the future to other customers at little additional cost. However, when handsets are returned to Sprint PCS for refurbishing, the Company receives a credit from Sprint PCS, which is less than the amount the Company originally paid for the handset.

   Prior to January 1, 2001, the Company recorded promotional cash credits and rebates granted to customers as expenses. Effective January 1, 2001, the Company adopted the Emerging Issues Task Force ("EITF") 00-14, "Accounting for Certain Sales Incentives." The EITF requires that, when recognized, the reduction in or refund of the selling price of the product or service resulting from any cash incentive should be classified as a reduction in revenue and not as an operating expense. The Company adopted EITF 00-14 in the first quarter of 2001. For the nine months ended September 30, 2001, a reduction in revenue of approximately $10.4 million, and an offsetting reduction in operating expenses, was recorded. In accordance with the provisions of EITF 00-14, approximately $1.0 million and $2.7 million of operating expenses for the nine months ended September 30, 2000 and for the year ended December 31, 2000, respectively, have been reclassified as a reduction in revenue.

   The Company recognizes activation fee revenue over the periods such revenue is earned in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 was adopted by the Company in the fourth quarter of 2000. Accordingly, activation fee revenue and direct customer activation expense have been deferred and are being recognized over the average life for customers assessed an activation fee (30 months). For the nine months ended September 30, 2001, the Company recognized approximately $0.8 million of activation fee revenue and direct customer activation fee expense and has deferred approximately $2.8 million of activation fee revenue and direct customer activation expense to future periods. During the year ended December 31, 2000, the Company recognized approximately $42,000 of activation fee
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR revenue and direct customer activation expense and deferred approximately $0.7 million of activation fee revenue and direct customer activation expense to future periods.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of:

   The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value. The Company has identified no such impairment losses.

Advertising Costs:

   The Company expenses advertising costs when the advertisement occurs. Total advertising expense was approximately $6.1 million, $1.9 million, $4.0 million and $0.2 million for the nine months ended September 30, 2001 and 2000, for the year ended December 31, 2000 and for the period ended December 31, 1999, respectively.

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

Pro Forma Loss Per Share (Unaudited):

   Pro forma basic and diluted loss per share are calculated by dividing the net loss available to common stockholders by the pro forma weighted average number of shares of common stock of iPCS, Inc. as if the shares of common stock of iPCS, Inc. into which the Predecessor Company's members' interests were converted had
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR been outstanding for all of the periods presented. The calculation was made in accordance with SFAS No. 128, "Earnings Per Share." The pro forma basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed conversion of redeemable preferred stock or exercise of options and warrants is antidilutive.

   Potential common shares excluded from the pro forma loss per share computations because they were antidilutive are as follows:

                                  For the Nine Months Ended            For the
                            -------------------------------------    Year Ended
                            September 30, 2001 September 30, 2000 December 31, 2000
                            ------------------ ------------------ -----------------
Convertible preferred stock     23,090,909          9,090,909        23,090,909
Options....................      3,005,251          1,556,000         1,590,000
Warrants...................      4,134,637          4,134,637         4,134,637
                                ----------         ----------        ----------
       Total...............     30,230,797         14,781,546        28,815,546
                                ==========         ==========        ==========

Recently Issued Accounting Pronouncements:

   In August 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for the Company's fiscal year beginning in 2002 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company is currently assessing but has not yet determined the impact of these pronouncements on its financial position and results of operations.

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

   In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board Opinion 25" ("Opinion 25"). FIN 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000; however, certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an effect on the Company's results of operations, financial position, or cash flows.

Reclassifications:

   Certain amounts in prior periods' financial statements have been reclassified to conform to the current year's presentation.

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

      (e) Roaming: When a Sprint PCS customer from outside of the Company's territory roams onto the Company's network, the Company will earn roaming revenues based on established rates. Similarly, the
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

   Company will pay Sprint PCS when the Company's own subscribers use the Sprint PCS nationwide network outside the Company's territory.

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

   Amounts related to the Sprint PCS Agreements are as follows (in thousands):

                                                 Nine Months Ended       Year        Period
                                                   September 30,        Ended        Ended
                                                -------------------- December 31, December 31,
                                                    2001       2000      2000         1999
                                                ------------- ------ ------------ ------------
Amounts included in the Consolidated Statements
  of Operations:
   Cost of service.............................    $38,140    $4,492   $ 8,570        $115
   Cost of equipment...........................     18,290     5,023    10,255         222
   Selling expense.............................      2,600       695     1,184          81
   General and administrative expense..........         39        22        36           7
                                                                 December 31,
                                                September 30, ---------------
                                                    2001       2000      1999
                                                ------------- ------ ------------
Amount included in the Consolidated Balance
  Sheets:
   Inventory...................................    $ 3,379    $3,236   $   918
   Accounts receivable due from Sprint PCS,
     net.......................................     15,105     5,499        92
   Accounts payable due to Sprint PCS..........     10,306     6,610       663

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

4. PROPERTY AND EQUIPMENT INCLUDING CONSTRUCTION IN PROGRESS

   Property and equipment including construction in progress consists of the following (in thousands):

                                                                     December 31,
                                                    September 30, -----------------
                                                        2001        2000     1999
                                                    ------------- --------  -------
Network assets.....................................   $148,351    $ 82,094  $22,737
Computer equipment.................................      3,153       1,816      675
Furniture, fixtures, office equipment and leasehold
  improvements.....................................      4,170       2,698      626
                                                      --------    --------  -------
Total property and equipment.......................    155,674      86,608   24,038
Less accumulated depreciation and amortization.....    (22,067)     (8,338)    (315)
                                                      --------    --------  -------
Property and equipment, net........................    133,607      78,270   23,723
Construction in progress (network build-out).......     64,554      50,817   15,383
                                                      --------    --------  -------
Property and equipment including construction in
  progress, net....................................   $198,161    $129,087  $39,106
                                                      ========    ========  =======

   The Company has reclassified the December 31, 2000 microwave relocation costs totaling $2.3 million from intangible assets to property and equipment to be consistent with industry practice.

5. INTANGIBLE ASSETS

   Intangible assets consist of the following (in thousands):

                                                           September 30, December 31,
                                                               2001          2000
                                                           ------------- ------------
Exclusive provider rights which arose with the issuance of
  warrants to Sprint PCS (see Note 6).....................    $ 9,147      $ 9,147
Exclusive provider rights which arose with the purchase of
  assets in Michigan from Sprint PCS (see Note 6).........      3,526        3,526
Exclusive provider rights which arose with the acquisition
  of the Iowa markets from Sprint PCS (see Note 6)........     29,039           --
                                                              -------      -------
Total intangible assets...................................     41,712       12,673
Less accumulated amortization.............................     (1,778)        (314)
                                                              -------      -------
Intangible assets, net....................................    $39,934      $12,359
                                                              =======      =======

6. AMENDMENTS TO SPRINT PCS AGREEMENT

   On March 8, 2000, the Company entered into an amendment to the Sprint PCS agreements to expand its service area to include 20 BTAs located in Michigan, Iowa and Nebraska (the "Expansion"). In connection with the Expansion, the Company agreed to purchase certain network assets under construction in four BTAs in Michigan, for a purchase price to be determined on the closing date based upon the assets to be purchased and the stage of completion of those assets as of the closing date. In addition, in connection with the Expansion, the Company was granted an option, exercisable by the Company at any time prior to January 31, 2001, to add the Iowa City and Cedar Rapids, Iowa BTAs to its service area. As consideration to be the exclusive provider of Sprint PCS services in the Expansion territory, the Company committed to grant to Sprint PCS a warrant to acquire 2% of the equity of the Company at the earliest of July 15, 2000, the closing of an initial public offering, or the consummation of a private placement of equity in an amount equal to at least $70.0 million. In connection
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR with the closing of the sale of the convertible preferred stock discussed in
Note 14, the Company issued Sprint PCS a warrant to acquire 1,151,938 shares of common stock of the Company on July 12, 2000 at an exercise price of $4.95 per share. The warrants are exercisable by Sprint PCS beginning on or after July 15, 2001 and expiring on July 15, 2007. The fair value of the warrants, as determined using the Black-Scholes model, was approximately $9.1 million and was recorded as an increase to paid in capital with a corresponding amount recorded as an intangible asset representing the right to be the exclusive provider of Sprint PCS services in the Expansion territory. Such intangible asset is being amortized over a life of 18.5 years, which is the remaining term of the Sprint PCS agreement at the date the warrants were issued. The fair value of the warrants was calculated using the following assumptions:

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

   On January 10, 2001 the Company exercised its option to purchase from Sprint PCS certain telecommunications equipment and retail store assets and inventory located in the Iowa City and Cedar Rapids, Iowa markets. Concurrently with the closing, the Sprint PCS Management Agreement which sets forth the terms of the Company's long-term affiliation with Sprint PCS was amended to reflect the expansion of the Company's territory to include these two additional Iowa markets which included approximately 14,000 customers. The Company closed on this transaction on February 28, 2001 and paid approximately $31.7 million for these two markets. The Company has accounted for this business combination using the purchase method. The Company made a preliminary allocation of the purchase price based on the fair values of the tangible assets and liabilities acquired and allocated any excess amount over fair value to the intangible asset representing the right to be the exclusive provider of Sprint PCS services in the Iowa City and Cedar Rapids, Iowa markets.

7. DEFERRED GAIN ON TOWER SALES

   On May 28, 1999 the Company signed a tower sale and leaseback agreement with American Tower Corporation ("American Tower"). Under the agreement, the Company was to locate sites for, develop and construct between sixty and eighty wireless communication towers and then sell the towers to American Tower. The term of this agreement was to expire at the earlier of the final tower sale or December 31, 2000. In November 2000, the agreement was amended to extend the expiration date to February 28, 2001 for the sale of the first eighty towers and to increase the sales price from $250,000 to $272,000 for any tower with an extendable height of 249 feet.

   In 1999, American Tower advanced $2.0 million to the Company for the purchases of the fifty-third through sixtieth towers. If the Company did not construct and sell the required number of towers to American Tower by December 31, 2000, the Company was required to repay the advance plus accrued interest at 5%. The advance on
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR tower sales of $2.0 million at December 31, 1999 was reduced to zero because the fifty-third through sixtieth towers were sold by November 21, 2000.

   For the period ended December 31, 1999, eighteen towers were sold to American Tower for $4.5 million in cash, resulting in a gain of $1.9 million, of which approximately $0.2 million was recognized at the time of the sale and the remainder was deferred and is being amortized as a reduction to rental expense over the initial lease term of ten years.

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

   On June 29, 2001, the Company sold sixteen towers to Trinity for approximately $4.8 million, resulting in a gain of approximately $2.1 million of which approximately $1.0 million was recognized at the time of the sale and the remainder was deferred and is being amortized as a reduction to rental expense over the initial lease term of five years.

   Upon the sale of a tower, the Company leases a portion, generally one-third, of the tower to collocate antennas and other network communication equipment. The leases are operating leases with initial terms between five and ten years.

8. DEFERRED RENT

   On December 29, 2000, the Company signed a build-to-suit agreement with Trinity whereby the Company agreed to locate and obtain ground leases for tower sites and deliver assignments of these leases to Trinity for at least seventy-five towers located in Iowa and Nebraska. Trinity agreed to reimburse the Company for site acquisition and development costs, build a tower at these sites, and purchase the site at the time of the commencement of the tower lease with Trinity.

   During the nine months ended September 30, 2001, the Company entered into tower leases for forty-six sites under this agreement. The Company received approximately $2.4 million from Trinity and recorded this amount as deferred tower rent which will be amortized as a reduction to rental expense over the life of the initial tower lease term of five years.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

9. INCOME TAXES

   Because the Predecessor Company was a nontaxable entity, the results presented below relate solely to the periods subsequent to July 12, 2000.

   The income tax expense (benefit) for the period differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 35% as set forth below:

                                                 Nine Months Ended
                                                   September 30,    Year Ended
                                                 ----------------  December 31,
                                                  2001      2000       2000
                                                 ------    ------  ------------
  U.S. Federal statutory rate...................  35.00%    35.00%     35.00%
  State income taxes, net of federal tax benefit   5.00      5.00       5.00
  Non-deductible interest associated with senior
    discount notes..............................  (2.98)    (3.80)     (2.90)
  Non-deductible fees associated with merger....  (1.15)       --         --
  Other permanent non-deductible items..........  (0.19)       --         --
  Change in valuation allowance for deferred tax
    assets...................................... (35.68)   (36.20)    (37.10)
                                                 ------    ------     ------
  Effective tax rate............................   0.00%     0.00%      0.00%

                                                 ======    ======     ======

   The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                              September 30, December 31,
                                                  2001          2000
                                              ------------- ------------
Deferred tax assets:
   Accrued liabilities.......................   $    164      $     72
   Deferred transaction costs................        558         1,068
   Compensation expense......................      1,705         1,093
   Interest expense..........................      5,566         2,720
   Deferred gain on tower sales..............      3,973         2,400
   Net operating loss carryforwards..........     29,529         9,299
   Allowance for bad debts...................      1,085           134
                                                --------      --------
Total gross deferred tax assets..............     42,580        16,786
Less valuation allowance.....................    (33,438)      (12,647)
                                                --------      --------
Net deferred tax assets......................      9,142         4,139
                                                --------      --------
Deferred tax liabilities:
   Capitalized interest......................       (529)         (649)
   Property, equipment and intangible assets.     (8,384)       (3,278)
   Other.....................................       (229)         (212)
                                                --------      --------
Total gross deferred tax liabilities.........     (9,142)       (4,139)
                                                --------      --------
Net deferred tax liabilities.................   $     --      $     --
                                                ========      ========

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the periods ended September 30, 2001 and 2000, and December 31, 2000 as the net deferred tax asset generated, primarily from
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company's losses since inception. At September 30, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $73.8 million which are available to offset future taxable income through 2021.

10. DEBT

Senior Discount Notes and Warrants

   On July 12, 2000, the Company issued 300,000 units consisting of $300.0 million 14% senior discount notes due July 15, 2010 (the "Notes") and warrants to purchase 2,982,699 shares of common stock at an exercise price of $5.50 per share. The warrants become exercisable at any time after July 15, 2001 for a period of ten years from the date of issuance. The Notes were issued at a substantial discount such that the Company received gross proceeds from the issuance of the units of approximately $152.3 million. On July 15, 2005 the Company will begin incurring cash interest on the principal amount of the Notes at the rate of 14% per annum, compounded semi-annually, payable beginning January 15, 2006, and on each January 15 and July 15 thereafter. The Company is amortizing the discount on the Notes as interest expense over the period from date of issuance to the maturity date utilizing the effective interest method. For the nine months ended September 30, 2001 and 2000, and the year ended December 31, 2000, the Company recorded approximately $7.5 million, $1.8 million and $4.4 million, respectively, as interest expense related to the amortization of the discount. In addition, the Company has recorded accrued interest of approximately $10.7 million and $6.2 million at September 30, 2001 and December 31, 2000, respectively, utilizing the effective interest method.

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

   The Company allocated approximately $24.9 million to the fair value of the warrants, as determined by using the Black-Scholes model, and recorded a discount on the Notes, which is being recognized as interest expense over the period from date of issuance to the maturity date. For the nine months ended September 30, 2001 and 2000, and the year ended December 31, 2000, the Company recorded approximately $1.3 million, $0.3 million and $0.7 million, respectively, as interest expense related to the amortization of the value of the warrants.

   The fair value of the warrants was calculated using the following assumptions:

      (1) risk free interest rate of 6.35%;

      (2) stock price based on a planned initial public offering;

      (3) dividend yield of 0%;

      (4) life of 10 years; and

      (5) volatility of 40%.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

   The Company incurred approximately $6.3 million of costs associated with the issuance of the Notes. Those costs consisted of investment banker fees, legal fees and other issuance costs that have been capitalized and are being amortized to interest expense using the effective interest method over the term of the Notes.

Nortel Credit Facility

   Effective May 14, 1999, the Company entered into a credit facility agreement (the "Nortel Credit Facility") with Nortel Networks Inc. ("Nortel"). The proceeds were used to purchase equipment and to fund the construction of the Company's portion of the Sprint PCS network. The financing terms permitted the Company to borrow $48.0 million through three commitment tranches (Tranche A--$32.0 million, Tranche B--$11.0 million and Tranche C--$5.0 million) through May 14, 2002, and required minimum equipment purchases of $32.0 million (see
Note 12).

   The Company could borrow money at the lesser of either: (1) a base rate loan with an interest rate equal to 3 percent plus the higher of (A) the prime rate of Citibank, N.A. (New York) or (B) the federal fund effective rate plus one half of a percent; or (2) a London interbank offered rate (Libor), as adjusted for reserve requirements, plus 4 percent. All borrowings were based on the Libor rate plus 4 percent (10% at December 31, 1999). Accrued interest was generally payable quarterly. Interest incurred and capitalized for the period ended December 31, 1999 totaled $471,000. The Company had outstanding borrowings under the Nortel Credit Facility of approximately $27.6 million at December 31, 1999.

   On July 12, 2000, the Nortel Credit Facility was repaid in full with the proceeds from the issuance of the Notes. In connection with the early extinguishment of the Nortel Credit Facility, the Company recorded an extraordinary loss of approximately $1.5 million related to the write-off of the unamortized deferred financing costs at July 12, 2000.

   An unused facility commitment fee ranging from 0.75% to 1.5% on the daily average unused portion of the Nortel Credit Facility was due on a quarterly basis. The commitment fee expense for each of the nine months ended September 30, 2000, the year ended December 31, 2000 and the period ended December 31, 1999 was approximately $81,000.

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

   As of September 30, 2001, the Company's borrowings under this credit facility totaled $50.0 million and represents the entire Tranche B commitment. The weighted average interest rate on these borrowings was 6.84%. The Company had borrowed $25.0 million under this credit facility as of December 31, 2000 and such borrowings bore interest at 10.44% as of December 31, 2000.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

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

   The aggregate amount required to be repaid under Tranche B for each of the four periods above will be $5.0 million, $7.5 million, $25.0 million, and $12.5 million, respectively.

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

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

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

   The Company was required to maintain in full force and effect through the maturity date one or more interest rate protection agreements (i.e. swap, cap, collar or similar agreement) for a period of three years or the date ending on the earlier to occur of the maturity date or the date upon which all of the loans have been paid in full or have terminated or expired, to fix or place a limit upon a rate of interest with respect to not less than an aggregate notional amount equal to fifty percent of the aggregate principal amount of credit facility debt that does not have a fixed interest rate until the credit facility was amended on February 23, 2001. The amended credit facility expanded the requirement of the Company to fix or place a limit upon a rate of interest with respect to not less than fifty percent of the Company's total outstanding debt.

   On January 12, 2001, the Company entered into an interest rate cap agreement with a counter party for a notional amount of $12.5 million to manage the interest rate risk on the Company's variable rate debt. The agreement expires in three years and caps the three-month LIBOR interest rate at 7.25%. For the nine months ended September 30, 2001, the Company recorded a loss of approximately $31,000 for this derivative.

   The Company incurred approximately $4.1 million of costs associated with obtaining the credit facility. Those costs consisted of loan origination fees, legal fees and other debt issuance costs that have been capitalized and are being amortized to interest expense using the effective interest method over the term of the credit facility.

   An unused facility commitment fee ranging from 1.0% to 1.5% on the daily average unused portion of the credit facility is due on a quarterly basis. The commitment fee expense for the nine months ended September 30, 2001 and 2000 and the year ended December 31, 2000 was approximately $1.1 million, $0.5 million and $1.0 million, respectively.

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

   The Company is required to maintain certain financial ratios and other financial conditions including debt coverage ratios, minimum levels of revenue and wireless subscribers, and limitations on capital expenditures. Additionally, the Company has agreed not to merge, dispose of its assets, make restricted payments, including
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR dividends, and certain other matters as defined in the credit facility. On February 23, 2001, the Company entered into an amendment to the credit facility which included a consent to the purchase from Sprint PCS of the Iowa City and Cedar Rapids, Iowa BTAs discussed in Note 6 and which amended certain covenant definitions and requirements. On September 28, 2001, the Company entered into an amendment which included a consent to the merger with AirGate PCS, Inc. as discussed in Note 19 and which amended certain covenant definitions and requirements.

   At September 30, 2001, the Company was in compliance with these covenants in accordance with the amended credit facility.

   Annual maturities of the long-term debt are as follows as of September 30, 2001 (in thousands):

                   September 30,.................
                      2002....................... $      --
                      2003.......................        --
                      2004.......................     3,750
                      2005.......................     6,875
                      2006.......................    11,250
                      Thereafter.................   328,125
                                                  ---------
                      Total......................   350,000
                      Less: Unamortized discount.  (158,608)
                                                  ---------
                      Total long-term debt....... $ 191,392
                                                  =========

11. LEASE COMMITMENTS

   The Company is obligated under non-cancelable operating lease agreements for offices, stores, network equipment space and cell sites. At September 30, 2001, the future minimum annual lease payments under these non-cancelable operating lease agreements are as follows (in thousands):

                             September 30,.
                                2002....... $10,785
                                2003.......  10,619
                                2004.......  10,149
                                2005.......   9,305
                                2006.......   6,626
                                Thereafter.  21,547
                                            -------
                                Total...... $69,031
                                            =======

   Rent expense was approximately $6.5 million, $1.7 million, $3.0 million and $0.4 million for the nine months ended September 30, 2001 and 2000, for the year ended December 31, 2000 and for the period ended December 31, 1999, respectively, of which approximately $40,000, $40,000, $53,000 and $31,000, respectively, was paid to one of the Company's stockholders/members. Included in minimum lease commitments is approximately $0.4 million and $0.5 million, respectively, for the nine months ended September 30, 2001 and 2000, and approximately $0.5 million each for the year ended December 31, 2000 and the period ended December 31, 1999, payable to one of the Company's stockholders/members.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

   The Company leases two tower sites and several phone systems under capital leases. At September 30, 2001, the future payments under the capital lease obligations, less imputed interest, are as follows (in thousands):

           September 30,.....................................
              2002........................................... $  47
              2003...........................................    43
              2004...........................................    45
              2005...........................................    47
              2006...........................................    49
              Thereafter.....................................   571
                                                              -----
              Total minimum lease payments...................   802
              Less amount representing interest..............  (422)
                                                              -----
              Present value of net minimum lease payments....   380
              Less current obligations under a capital lease.    (7)
                                                              -----
              Long-term obligations under a capital lease.... $ 373
                                                              =====

   The following is a summary of property and equipment under capital leases included in the accompanying consolidated balance sheets as follows (in thousands):

                                               September 30, December 31,
                                                   2001          2000
                                               ------------- ------------
       Network assets.........................     $380          $224
       Office equipment.......................       26            26
                                                   ----          ----
                                                    406           250
       Less accumulated depreciation..........      (19)           (5)
                                                   ----          ----
                                                   $387          $245
                                                   ====          ====

12. PURCHASE COMMITMENTS

   On May 24, 1999 the Company entered into a three-year $32.0 million agreement with Nortel for the purchase of network equipment and infrastructure, including switches and base station controllers. On July 11, 2000 the amount was increased from $32.0 million to $60.0 million. Nortel provided financing to the Company until July 12, 2000 for these purchases pursuant to the Nortel Credit Facility discussed in Note 10. iPCS has also committed to purchase required equipment from Nortel related to certain expansion markets if they are granted them by Sprint PCS. Under the agreement, the Company receives a discount on the network equipment and services because of the Sprint PCS affiliation, but pays a slight premium to the discounted price on any equipment and services financed by Nortel. If the Company's affiliation with Sprint PCS ends, Nortel has the right to either terminate the agreement or, with the Company's consent, modify the agreement to establish new prices, terms and conditions. As of September 30, 2001, the Company has met the requirements of the agreement.

   In July 2000 the Company entered into an equipment purchase agreement with Lucent Technologies Inc. ("Lucent") for the purchase of network equipment and infrastructure which includes one switch and 100 base station controllers for the Michigan markets within the first year of the agreement and an additional 32 base station controllers within two years after the execution of the agreement. As of September 30, 2001, the Company has satisfied these purchase terms. In addition, the Company has agreed to use Lucent's equipment exclusively in the construction of the Company's network located within the state of Michigan. The Company has entered into this agreement with Lucent as an additional affiliate of Sprint PCS and is subject to the terms
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR and conditions of a procurement and services contract between Lucent and an affiliate of Sprint PCS that will expire on January 31, 2006.

13. EMPLOYEE BENEFITS

   The Company has established a 401(k) plan (the "Plan") in which substantially all employees may participate. The Plan allows eligible employees to contribute up to 15% of their compensation and provides that the Company will make matching contributions of 50% up to the first eight percent of an employee's contribution. In addition, the Company may make discretionary contributions to the Plan. Company contributions to the Plan were approximately $72,000, $28,000, $38,000 and $14,000 for the nine months ended September 30, 2001 and 2000, for the year ended December 31, 2000 and for the period ended December 31, 1999, respectively.

14. REDEEMABLE PREFERRED STOCK

   Contemporaneously with the issuance of the 300,000 units discussed in Note 10, the Company issued to an investor group 9,090,909 shares of Series A-1 convertible participating preferred stock ("Series A-1 preferred stock") at a purchase price of $5.50 per share, yielding gross proceeds of $50.0 million; net proceeds were approximately $46.4 million. On December 28, 2000, the Company issued to the same investor group 14,000,000 shares of Series A-2 convertible participating preferred stock ("Series A-2 preferred stock") at a purchase price of $5.00 per share, yielding gross proceeds of $70.0 million; net proceeds were approximately $65.8 million.

   The holders of Series A-1 preferred stock and Series A-2 preferred stock may, at their option, convert all or any such shares into shares of common stock. Each share of Series A-1 preferred stock and Series A-2 preferred stock shall automatically convert into common stock under certain conditions including a public offering of securities with gross proceeds of $50 million or a change of control. The holders of Series A-1 preferred stock and Series A-2 preferred stock have the same voting rights as common stockholders. The Series A-1 preferred stock ranks senior to common stock and on parity with the Series A-2 preferred stock. In the event that the Company has not completed an initial public offering of common stock or consummated a business transaction meeting certain criteria by the fifth anniversary of the investment, the investor group has the right to request the Company to repurchase the Series A-1 preferred stock and Series A-2 preferred stock at fair market value, unless the Company's Board of Directors determines, in its sole discretion, that it is not in the Company's best interests to do so, whereupon the investor group would have the right to force a sale of the Company subject to the rights of Sprint and Sprint PCS under the Sprint PCS Agreements. The Series A-1 preferred stock and Series A-2 preferred stock have a mandatory redemption for cash at an amount equal to the stated value plus accrued dividends on July 12, 2011. The Company accretes the carrying value of the Series A-1 preferred stock and Series A-2 preferred stock (net of offering costs incurred) to the redemption amount by the effective interest method. During the nine months ended September 30, 2001 and the year ended December 31, 2000, the Company recorded approximately $0.2 million and $0.2 million, respectively, of accretion on the Series A-1 preferred stock and approximately $0.3 million and approximately $4,000, respectively, of accretion on the Series A-2 preferred stock.

   The Company allocated the entire net proceeds received from the issuance of Series A-1 preferred stock of approximately $46.4 million to the beneficial conversion feature on the issuance of Series A-1 preferred stock in accordance with EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." The beneficial conversion feature was calculated at the issuance date of the Series A-1 preferred stock based on the difference
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR between the conversion price of $5.50 per share and estimated fair value of the common stock at that date. This amount, however, was limited to the proceeds received from issuing the beneficial convertible security. As the Series A-1 preferred stock was immediately convertible, the Company also recorded accretion of approximately $46.4 million to additional paid-in capital.

   The Company allocated the entire net proceeds received from the issuance of the Series A-2 preferred stock of approximately $65.8 million to the Series A-2 preferred stock in accordance with EITF Issue No. 00-27, "Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion, Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." No beneficial conversion feature was considered to exist due to the conversion price of the Series A-2 preferred stock at time of issuance exceeding the estimated fair value of the common stock at that date.

   The Series A-1 preferred stock and Series A-2 preferred stock bear cumulative dividends, whether or not declared, at the rate of 7.5% of the preferred liquidation preference per year and, when paid, shall be paid only in additional shares of preferred stock. Dividends shall accumulate and compound semi-annually. The preferred liquidation preference is equal to $5.50 (Series A-1) and $5.00 (Series A-2) per share plus any accrued but unpaid dividends on such share of preferred stock. Dividends on each share shall accrue on a daily basis and be cumulative from the date of original issue. During the nine months ended September 30, 2001 and the year ended December 31, 2000, the Company recorded approximately $2.9 million and $1.8 million, respectively, of accrued dividends on the Series A-1 preferred stock and approximately $4.0 million and approximately $0.1 million, respectively, of accrued dividends on the Series A-2 preferred stock, as a charge to additional paid in capital.

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

15. EQUITY

   The Predecessor Company was organized as a LLC and, as such, had no outstanding stock. Owners (members) actually held a membership interest in the LLC. As a result, the investment of those members in the Predecessor Company is reflected as Members contributions in the accompanying Consolidated Statements of Redeemable Preferred Stock and Equity (Deficiency).

   On March 12, 1999, the Company entered into a management agreement (the "Management Agreement") with Mr. Yager to act as the Manager of the Predecessor Company. The Management Agreement entitled Mr. Yager to a cash bonus equal to 2.5% of the fair market value of the Company in the event of a Transfer (as defined in the Management Agreement) of all or substantially all of the assets of the Company, or 2.5% of the fair market value of any transferred interests in the Company, in excess of the applicable member's cumulative contributions. Effective as of February 29, 2000, Mr. Yager and the Company agreed to terminate the Management Agreement, and in exchange therefor Mr. Yager received a 1.5% ownership interest in the Predecessor Company. In addition, the Company paid the withholding tax obligation arising by reason of the issuance of the 1.5% ownership interest to Mr. Yager, and the federal and state taxes on the issuance of the ownership interest and payment of the withholding tax obligation. Based upon the expected offering price of the
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR initial public offering as determined on April 24, 2000, the Company recorded non-cash compensation expense of approximately $8.5 million related to the ownership interest granted and recorded general and administrative expense of approximately $1.6 million related to taxes paid by the Company on behalf of Mr. Yager for both the nine months ended September 30, 2000 and the year ended December 31, 2000.

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

   On February 28, 2001, the Board of Directors approved options for members of management, employees and directors, with a grant date of January 1, 2001. The vesting period for these employee stock options begins on the later of the employee's hire date or January 1, 2001, and extends for four years. For directors, the vesting period begins on January 1, 2001, and extends for four years. During the nine months ended September 30, 2001, 1,427,750 options were granted at an exercise price of $4.65.

   At September 30, 2001 and December 31, 2000, the following is a summary of options outstanding and exercisable:

                                                               Weighted
                                                               Average
                                                               Exercise
                                                     Shares     Price
                                                    ---------  --------
        Outstanding at beginning of period
           Granted................................. 1,592,750   $5.52
           Exercised...............................        --      --
           Forfeited...............................    (2,750)   5.50
                                                    ---------   -----
        Outstanding at December 31, 2000........... 1,590,000    5.52
           Granted................................. 1,427,750    4.65
           Exercised...............................        --      --
           Forfeited...............................   (12,499)   5.30
                                                    ---------   -----
        Outstanding at September 30, 2001.......... 3,005,251   $5.11
                                                    =========   =====
        Options exercisable........................ 1,045,472
        Weighted-average remaining contractual life 9.0 years

   The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its employee and director stock options. Compensation expense is determined as the excess of the fair value of the Company's common stock at date of grant over the exercise price. Based upon the then expected offering price of a planned initial public offering, the Company recognized total unearned compensation expense of approximately $8.3 million related to the grants made in July 2000. This amount is being amortized as compensation expense over the vesting period of the options; such vesting period begins on the employee's date of hire and extends for four years. For directors and all future grants to employees, the vesting period begins on the date of grant and extends for four years. Total non-cash compensation expense related to such options was approximately $1.5 million, $2.2 million and $2.7 million, respectively, for the nine months ended September 30, 2001 and 2000, and the year ended December 31, 2000. There was no
                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR compensation expense recorded for the grants made to employees and directors during the nine months ended September 30, 2001 since the exercise price was equal to the estimated fair value of the Company's common stock.

   If compensation expense for the stock option grants had been determined based on fair value at the grant date consistent with the requirements of SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss applicable to common stockholders and net loss per share would have been the pro forma amounts indicated below:

                                            Nine Months Ended
                                              September 30,     Year Ended
                                           ------------------  December 31,
                                             2001      2000        2000
                                           --------  --------  ------------
Net loss applicable to common stockholders
  (in thousands):
   As reported............................ $(68,127) $(83,270)  $(104,507)
   Pro forma..............................  (69,678)  (83,902)   (105,290)
Basic and diluted loss per common share:
   As reported............................ $  (1.52) $  (1.86)  $   (2.33)
   Pro forma..............................    (1.55)    (1.87)      (2.35)

   The Company's calculation of fair value of the options was made using the Black-Scholes model with the following assumptions:

                                                Nine Months
                                                   Ended
                                               September 30,  Year Ended
                                               ------------- December 31,
                                                2001   2000      2000
                                               -----  -----  ------------
       Risk free interest rate................ 5.17%  6.35%     6.35%
       Dividend yield.........................    0%     0%        0%
       Expected life in years.................     4      4         4
       Volatility.............................  100%    40%       40%

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following disclosure of the estimated fair value of financial instruments is made pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Fair value estimates are subject to inherent limitations. Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimated fair values of financial instruments are not necessarily indicative of amounts the Company might realize in actual market transactions. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The carrying amounts at September 30, 2001, December 31, 2000 and 1999 for cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities, and variable rate long-term debt are reasonable estimates of their fair values. The fair value of our senior secured notes based on closing market prices at September 30, 2001 and December 31, 2000 was approximately $150.0 million and $123.0 million, respectively.

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

17. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands)

                                                                Nine Months Ended
                                                                  September 30,    Year Ended  Period Ended
                                                                ----------------- December 31, December 31,
                                                                  2001     2000       2000         1999
                                                                 ------  -------  ------------ ------------
Supplemental disclosure of cash flow information--cash paid
  for interest................................................. $2,090   $ 1,971    $ 1,971       $  206
Supplemental schedule of noncash investing and financial
  activities:
   Accounts payable incurred for the acquisition of property,
     equipment and construction in progress....................  7,592    10,223     16,610        2,739
   Capital lease obligations incurred for the acquisition of
     property and equipment....................................    156        --        250           --
   Accrued dividends on redeemable preferred stock.............  6,937       812      1,808           --
   Accretion to the redemption amount of redeemable
     preferred stock...........................................    531        69        155           --
   Grant of stock options......................................     --     8,247      8,247           --
   Issuance of warrants in connection with the senior discount
     notes.....................................................     --    24,859     24,859           --
   Issuance of warrants to Sprint PCS..........................     --     9,147      9,147           --

18. VALUATION AND QUALIFYING ACCOUNTS (in thousands)

                                                                     Balance
                                     Beginning Costs and            at End of
                                     of Period Expenses  Write-Offs  Period
                                     --------- --------- ---------- ---------
Period ended December 31, 1999
  allowance for doubtful accounts...   $ --     $    1    $    --    $    1
                                       ====     ======    =======    ======
Nine months ended September 30, 2000
  allowance for doubtful accounts...   $  1     $  305    $  (137)   $  169
                                       ====     ======    =======    ======
Year ended December 31, 2000
  allowance for doubtful accounts...   $  1     $  614    $  (287)   $  328
                                       ====     ======    =======    ======
Nine months ended September 30, 2001
  allowance for doubtful accounts...   $328     $5,042    $(2,657)   $2,713
                                       ====     ======    =======    ======

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

19. MERGER

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

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

20. CONSOLIDATING FINANCIAL INFORMATION

   The Notes are fully, unconditionally, and joint and severally guaranteed by iPCS Wireless, Inc. and iPCS Equipment, Inc., which are wholly-owned subsidiaries of iPCS, Inc. The consolidating financial information for 1999 has not been provided since iPCS, Inc. and its two wholly-owned subsidiaries did not acquire the business of the Predecessor Company until July 12, 2000 as discussed in Note 1 and only the Predecessor Company had activities in 1999. Therefore, the 1999 consolidating financial information is identical to the Consolidated Financial Statements. The following consolidating financial information as of September 30, 2001 and December 31, 2000 and for the nine months ended September 30, 2001 and for the year ended December 31, 2000 is presented for iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc. (in thousands):

                          Consolidating Balance Sheet
                           as of September 30, 2001

                                                                         iPCS
                                                                    Wireless, Inc.
                                                                         and          iPCS
                                                            iPCS,    Predecessor   Equipment,
                          Assets                            Inc.       Company        Inc.    Eliminations Consolidated
                          ------                           -------- -------------- ---------- ------------ ------------
Current Assets:
   Cash and cash equivalents.............................. $    306    $ 53,890     $   383    $      --     $ 54,579
   Accounts receivable, less allowance....................       --      14,964          --           --       14,964
   Other receivables......................................       --       1,604          --           --        1,604
   Intercompany receivables...............................  102,050          --           4     (102,054)          --
   Inventories............................................       --       3,379          --           --        3,379
   Prepaid expenses and other assets......................      235       4,564          --           --        4,799
                                                           --------    --------     -------    ---------     --------
      Total current assets................................  102,591      78,401         387     (102,054)      79,325
Property and equipment including construction in progress,
 net......................................................       --     160,546      37,651          (36)     198,161
Financing costs, less accumulated amortization............    6,059       3,499          --           --        9,558
Intangible assets, net....................................    8,549      31,385          --           --       39,934
Intercompany receivables--long term.......................  232,276      45,241       7,688     (285,205)          --
Other assets..............................................       --       1,778          --           --        1,778
                                                           --------    --------     -------    ---------     --------
      Total assets........................................ $349,475    $320,850     $45,726    $(387,295)    $328,756
                                                           ========    ========     =======    =========     ========

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

                                            Consolidating Balance Sheet
                                        as of September 30, 2001 (continued)

                                                                       iPCSWireless,
                                                                         Inc. and       iPCS
           Liabilities, Redeemable Preferred                  iPCS,     Predecessor  Equipment,
             Stock and Equity (Deficiency)                    Inc.        Company       Inc.    Eliminations Consolidated
             -----------------------------                   --------  ------------- ---------- ------------ ------------
Current Liabilities:........................................
   Accounts payable......................................... $    721    $  26,862    $ 3,827    $      --    $  31,410
   Accrued expenses.........................................       18        4,419          9           --        4,446
   Accrued interest.........................................       --           79         --           --           79
   Intercompany payables....................................       --      102,054         --     (102,054)          --
   Deferred revenue.........................................       --        4,742         --           --        4,742
   Capital lease obligations--current portion...............       --            7         --           --            7
                                                             --------    ---------    -------    ---------    ---------
      Total current liabilities.............................      739      138,163      3,836     (102,054)      40,684
Deferred gain on tower sales................................       --        7,667         --           --        7,667
Deferred rent...............................................       --        2,264         --           --        2,264
Deferred revenue............................................       --        1,763         --           --        1,763
Capital lease obligations--long term........................       --          373         --           --          373
Intercompany payables--long term............................       --      239,964     45,241     (285,205)          --
Accrued interest............................................   16,944           --         --           --       16,944
Long-term debt..............................................  141,392       50,000         --           --      191,392
                                                             --------    ---------    -------    ---------    ---------
      Total liabilities.....................................  159,075      440,194     49,077     (387,259)     261,087
                                                             --------    ---------    -------    ---------    ---------
Redeemable preferred stock..................................  121,548           --         --           --      121,548
                                                             --------    ---------    -------    ---------    ---------
Equity (Deficiency):
   Common stock.............................................      449           --         --           --          449
   Additional paid in capital...............................   70,853           --         --           --       70,853
   Unearned compensation....................................   (3,985)          --         --           --       (3,985)
   Accumulated deficit......................................    1,535     (119,344)    (3,351)         (36)    (121,196)
                                                             --------    ---------    -------    ---------    ---------
      Total equity (deficiency).............................   68,852     (119,344)    (3,351)         (36)     (53,879)
                                                             --------    ---------    -------    ---------    ---------
      Total liabilities, redeemable preferred stock and
       equity (deficiency).................................. $349,475    $ 320,850    $45,726    $(387,295)   $ 328,756
                                                             ========    =========    =======    =========    =========

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

 Consolidating Statement of Operations for the Nine Months Ended September 30,
                                     2001

                                                 iPCS
                                            Wireless, Inc.
                                                 and
                                   iPCS,     Predecessor        iPCS
                                   Inc.        Company     Equipment, Inc. Eliminations Consolidated
                                  --------  -------------- --------------- ------------ ------------
Revenues:
   Service....................... $     --     $ 71,834        $    --       $     --     $ 71,834
   Equipment and other...........       --        5,678          8,273         (8,273)       5,678
                                  --------     --------        -------       --------     --------
          Total revenues.........       --       77,512          8,273         (8,273)      77,512
                                  --------     --------        -------       --------     --------
Operating Expenses:
   Cost of service...............       --       61,042             --           (546)      60,496
   Cost of equipment.............       --       18,292          7,691         (7,691)      18,292
   Selling.......................       --       20,845             --             --       20,845
   General and administrative:
       Non-cash compensation.....       --        1,530             --             --        1,530
       Other general and
         administrative..........    1,895        6,739              1             --        8,635
   Depreciation and amortization.      371       14,391            623             --       15,385
                                  --------     --------        -------       --------     --------
          Total operating
            expenses.............    2,266      122,839          8,315         (8,237)     125,183
                                  --------     --------        -------       --------     --------
Loss from operations.............   (2,266)     (45,327)           (42)           (36)     (47,671)
Other Income (Expense):
   Interest Income...............   21,347        6,689            487        (24,986)       3,537
   Interest expense..............  (13,249)     (25,569)        (3,163)        24,986      (16,995)
   Other income..................       --          470             --             --          470
                                  --------     --------        -------       --------     --------
Net Income (Loss)................ $  5,832     $(63,737)       $(2,718)      $    (36)    $(60,659)
                                  ========     ========        =======       ========     ========

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

 Consolidating Statement of Cash Flows for the Nine Months Ended September 30,
                                     2001

                                                                          iPCS
                                                                     Wireless, Inc.
                                                                          and
                                                            iPCS,     Predecessor        iPCS
                                                            Inc.        Company     Equipment, Inc. Eliminations Consolidated
                                                           --------  -------------- --------------- ------------ ------------
Cash Flows from Operating Activities:
  Net loss................................................ $  5,832    $ (63,737)      $ (2,718)        $(36)     $ (60,659)
  Adjustment to reconcile net loss to net cash flows from
   operating activities:
   Depreciation and amortization..........................      370       14,392            623           --         15,385
   Loss on disposal of property and equipment.............       --        1,042             --           --          1,042
   Gain on tower sales....................................       --       (1,509)            --           --         (1,509)
   Amortization of deferred gain on tower sales...........       --         (543)            --           --           (543)
   Amortization of deferred rent..........................       --         (135)            --           --           (135)
   Amortization of financing costs........................      340          389             --           --            729
   Non-cash interest......................................    8,811           31             --           --          8,842
   Non-cash compensation..................................       --        1,530             --           --          1,530
   Changes in assets and liabilities:
    Accounts receivable...................................       --       (8,657)            --           --         (8,657)
    Other receivables.....................................       --         (650)            --           --           (650)
    Inventories...........................................       --          (66)            --           --            (66)
    Prepaid expenses and other assets.....................      (85)      (4,248)            --           --         (4,333)
    Accounts payable, accrued expenses and accrued
     interest.............................................   10,664       16,864            (19)          --         27,509
    Deferred revenue......................................       --        4,768             --           --          4,768
                                                           --------    ---------       --------         ----      ---------
      Net cash flows from operating activities............   25,932      (40,529)        (2,114)         (36)       (16,747)
                                                           --------    ---------       --------         ----      ---------
Cash Flows from Investing Activities:
  Capital expenditures....................................       --      (78,940)       (19,490)          36        (98,394)
  Acquisition of the Iowa City, Cedar Rapids, Iowa
   markets................................................       --      (31,678)            --           --        (31,678)
  Proceeds from disposition of fixed assets...............       --           42             --           --             42
  Proceed from build-to-suit agreement....................       --        2,496             --           --          2,496
  Proceeds from tower sales...............................       --        8,204             --           --          8,204
                                                           --------    ---------       --------         ----      ---------
      Net cash flows from investing activities............       --      (99,876)       (19,490)          36       (119,330)
                                                           --------    ---------       --------         ----      ---------
Cash Flows from Financing Activities:
  Proceeds from long-term debt............................       --       25,000             --           --         25,000
  Payments on capital lease obligations...................       --          (13)            --           --            (13)
  Debt financing costs....................................     (243)          --             --           --           (243)
  Interest rate protection costs..........................       --          (46)            --           --            (46)
  Intercompany receivables/payables.......................  (25,685)       4,067         21,618           --             --
                                                           --------    ---------       --------         ----      ---------
      Net cash flows from financing activities............  (25,928)      29,008         21,618           --         24,698
                                                           --------    ---------       --------         ----      ---------
Increase (decrease) in cash and cash equivalents..........        4     (111,397)            14           --       (111,379)
Cash and cash equivalents at beginning of period..........      302      165,287            369           --        165,958
                                                           --------    ---------       --------         ----      ---------
Cash and cash equivalents at end of period................ $    306    $  53,890       $    383         $ --      $  54,579
                                                           ========    =========       ========         ====      =========

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

              Consolidating Balance Sheet as of December 31, 2000

                                                                  iPCS
                                                             Wireless, Inc.
                                                                  and
                                                    iPCS,     Predecessor        iPCS
                   Assets                           Inc.        Company     Equipment, Inc. Eliminations Consolidated
                   ------                          --------  -------------- --------------- ------------ ------------
Current Assets:
   Cash and cash equivalents...................... $    302     $165,287        $   369      $      --     $165,958
   Accounts receivable, less allowance............       --        5,350             --             --        5,350
   Other receivables..............................       --          231             --             --          231
   Intercompany receivables.......................  307,110       15,930             --       (323,040)          --
   Inventories....................................       --        3,314             --             --        3,314
   Prepaid expenses and other assets..............      150        1,689             --             --        1,839
                                                   --------     --------        -------      ---------     --------
      Total current assets........................  307,562      191,801            369       (323,040)     176,692
Property and equipment including construction
 in progress, net.................................       --      109,379         19,708             --      129,087
Financing costs, less accumulated amortization....    6,156        3,889             --             --       10,045
Intangible assets, net............................    8,921        3,438             --             --       12,359
Other assets......................................       --          392             --             --          392
                                                   --------     --------        -------      ---------     --------
      Total assets................................ $322,639     $308,899        $20,077      $(323,040)    $328,575
                                                   ========     ========        =======      =========     ========

           Liabilities, Redeemable
             Preferred Stock and
             Equity (Deficiency)
           -----------------------
Current Liabilities:
   Accounts payable............................... $    729     $ 21,785        $ 4,780      $      --     $ 27,294
   Accrued expenses...............................       72        2,614             --             --        2,686
   Accrued interest...............................       --           22             --             --           22
   Intercompany payables..........................       --      307,110         15,930       (323,040)          --
   Deferred revenue...............................       --        1,346             --             --        1,346
   Capital lease obligations--current portion.....       --           12             --             --           12
                                                   --------     --------        -------      ---------     --------
      Total current liabilities...................      801      332,889         20,710       (323,040)      31,360
Deferred gain on tower sales......................       --        6,000             --             --        6,000
Deferred revenue..................................       --          392             --             --          392
Capital lease obligations--long-term..............       --          225             --             --          225
Accrued interest..................................    6,219           --             --             --        6,219
Long-term debt....................................  132,581       25,000             --             --      157,581
                                                   --------     --------        -------      ---------     --------
      Total liabilities...........................  139,601      364,506         20,710       (323,040)     201,777
                                                   --------     --------        -------      ---------     --------
Redeemable preferred stock........................  114,080           --             --             --      114,080
                                                   --------     --------        -------      ---------     --------
Equity (Deficiency):
   Common stock...................................      449           --             --             --          449
   Additional paid in capital.....................   78,321           --             --             --       78,321
   Unearned compensation..........................   (5,515)          --             --             --       (5,515)
   Accumulated deficit............................   (4,297)     (55,607)          (633)            --      (60,537)
                                                   --------     --------        -------      ---------     --------
      Total equity (deficiency)...................   68,958      (55,607)          (633)            --       12,718
                                                   --------     --------        -------      ---------     --------
      Total liabilities, redeemable preferred
       stock and equity (deficiency).............. $322,639     $308,899        $20,077      $(323,040)    $328,575
                                                   ========     ========        =======      =========     ========

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

                     Consolidating Statement of Operations
                 for the Nine Months Ended September 30, 2000

                                                           iPCS
                                                      Wireless, Inc.
                                                           and
                                              iPCS,    Predecessor        iPCS
                                              Inc.       Company     Equipment, Inc. Eliminations Consolidated
                                             -------  -------------- --------------- ------------ ------------
Revenues:
   Service.................................. $    --     $  9,914        $   --         $   --      $  9,914
   Equipment and other......................      --        1,700            --             --         1,700
                                             -------     --------        ------         ------      --------
          Total revenues....................      --       11,614            --             --        11,614
                                             -------     --------        ------         ------      --------
Operating Expenses:
   Cost of service..........................      --        9,812            --             --         9,812
   Cost of equipment........................      --        4,977            --             --         4,977
   Selling..................................      --        4,960            --             --         4,960
   General and administrative:
       Non-cash compensation................      --       10,686            --             --        10,686
       Taxes on non-cash compensation.......      --        1,567            --             --         1,567
       Other general and administrative.....     898        3,708            88             --         4,694
   Depreciation and amortization............     103        5,446            --             --         5,549
                                             -------     --------        ------         ------      --------
          Total operating expenses..........   1,001       41,156            88             --        42,245
                                             -------     --------        ------         ------      --------
Loss from operations........................  (1,001)     (29,542)          (88)            --       (30,631)
Other Income (Expense):
   Interest income..........................     174        1,775            --             --         1,949
   Interest expense.........................  (4,760)      (1,499)           --             --        (6,259)
   Other income.............................      --          424            --             --           424
                                             -------     --------        ------         ------      --------
Loss Before Extraordinary Item..............  (5,587)     (28,842)          (88)            --       (34,517)
Extraordinary item--loss on early
  extinguishment of debt....................      --       (1,485)           --             --        (1,485)
                                             -------     --------        ------         ------      --------
Net Loss.................................... $(5,587)    $(30,327)       $  (88)        $   --      $(36,002)
                                             =======     ========        ======         ======      ========

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

                     Consolidating Statement of Operations
                     for the Year Ended December 31, 2000

                                                             iPCS
                                                           Wireless,
                                                           Inc. and      iPCS
                                                  iPCS,   Predecessor Equipment,
                                                  Inc.      Company      Inc.    Eliminations Consolidated
                                                 -------  ----------- ---------- ------------ ------------
Revenues:
   Service...................................... $    --   $ 18,534     $  --      $    --      $ 18,534
   Equipment and other..........................      --      2,695        --           --         2,695
                                                 -------   --------     -----      -------      --------
          Total revenues........................      --     21,229        --           --        21,229
                                                 -------   --------     -----      -------      --------
Operating Expenses:
   Cost of service..............................      --     16,786        --           --        16,786
   Cost of equipment............................      --     10,053        --           --        10,053
   Selling......................................      --     10,783        --           --        10,783
   General and administrative:
       Non-cash compensation....................      --     11,212        --           --        11,212
       Taxes on non-cash compensation...........      --      1,567        --           --         1,567
       Other general and administrative.........   3,925      5,278       116           --         9,319
   Depreciation and amortization................     227      8,382        --           --         8,609
                                                 -------   --------     -----      -------      --------
          Total operating expenses..............   4,152     64,061       116           --        68,329
                                                 -------   --------     -----      -------      --------
Loss from operations............................  (4,152)   (42,832)     (116)          --       (47,100)
Other Income (Expense):
   Interest income..............................   9,403      3,780        --       (9,740)        3,443
   Interest expense.............................  (9,548)   (11,416)     (517)       9,740       (11,741)
   Other income.................................      --        726        --           --           726
                                                 -------   --------     -----      -------      --------
Loss Before Extraordinary Item..................  (4,297)   (49,742)     (633)          --       (54,672)
Extraordinary item--loss on early extinguishment
  of debt.......................................      --     (1,485)       --           --        (1,485)
                                                 -------   --------     -----      -------      --------
Net Loss........................................ $(4,297)  $(51,227)    $(633)     $    --      $(56,157)
                                                 =======   ========     =====      =======      ========

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

                     Consolidating Statement of Cash Flows
                 for the Nine Months Ended September 30, 2000

                                                                         iPCS
                                                                       Wireless,
                                                                       Inc. and      iPCS
                                                             iPCS,    Predecessor Equipment,
                                                             Inc.       Company      Inc.    Eliminations Consolidated
                                                           ---------  ----------- ---------- ------------ ------------
Cash Flows from Operating Activities:
  Net loss................................................ $  (5,587)  $(30,327)   $    (88)     $--        $(36,002)
  Adjustment to reconcile net loss to net cash flows from
   operating activities:
   Depreciation and amortization..........................       103      5,446          --       --           5,549
   Loss on disposal of property and equipment.............        --         56          --       --              56
   Gain on tower sales....................................        --       (479)         --       --            (479)
   Amortization of deferred gain on tower sales...........        --       (180)         --       --            (180)
   Amortization of financing costs........................        69        165          --       --             234
   Non-cash interest......................................     2,322         --          --       --           2,322
   Extraordinary loss on early extinguishment of debt.....        --      1,485          --       --           1,485
   Non-cash compensation..................................        --     10,686          --       --          10,686
   Changes in assets and liabilities:
    Accounts receivable...................................        --     (3,313)         --       --          (3,313)
    Other receivables.....................................        --       (141)         --       --            (141)
    Inventories...........................................        --        222          --       --             222
    Prepaid expenses and other assets.....................    (1,318)      (941)         --       --          (2,259)
    Accounts payable, accrued expenses and accrued
     interest.............................................     3,167      4,853       1,375       --           9,395
    Deferred revenue......................................        --        521          --       --             521
                                                           ---------   --------    --------      ---        --------
      Net cash flows from operating activities............    (1,244)   (11,947)      1,287       --         (11,904)
                                                           ---------   --------    --------      ---        --------
Cash Flows from Investing Activities:
  Capital expenditures....................................        --    (53,260)    (11,934)      --         (65,194)
  Intangible acquired in purchase of network assets.......        --     (3,526)         --       --          (3,526)
  Proceeds from tower sales...............................        --      8,500          --       --           8,500
                                                           ---------   --------    --------      ---        --------
      Net cash flows from investing activities............        --    (48,286)    (11,934)      --         (60,220)
                                                           ---------   --------    --------      ---        --------
Cash Flows from Financing Activities:
  Proceeds from long-term debt............................   152,331     12,775          --       --         165,106
  Repayment of Nortel debt................................        --    (40,346)         --       --         (40,346)
  Debt financing costs....................................    (5,978)    (4,045)         --       --         (10,023)
  Proceeds from sale of Series A-1 redeemable preferred
   stock, net of offering costs of $3,613.................    46,387         --          --       --          46,387
  Members' contributions..................................               16,500          --       --          16,500
  Intercompany receivables/payables.......................  (191,117)   179,030      12,087       --              --
                                                           ---------   --------    --------      ---        --------
      Net cash flows from financing activities............     1,623    163,914      12,087       --         177,624
                                                           ---------   --------    --------      ---        --------
Increase in cash and cash equivalents.....................       379    103,681       1,440       --         105,500
Cash and cash equivalents at beginning of period..........        --      2,733          --       --           2,733
                                                           ---------   --------    --------      ---        --------
Cash and cash equivalents at end of period................ $     379   $106,414    $  1,440      $--        $108,233
                                                           =========   ========    ========      ===        ========

                  iPCS, INC. AND SUBSIDIARIES AND PREDECESSOR

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

                     Consolidating Statement of Cash Flows
                     for the Year Ended December 31, 2000

                                                                      iPCS
                                                                 Wireless, Inc.
                                                                      and
                                                        iPCS,     Predecessor        iPCS
                                                        Inc.        Company     Equipment, Inc. Eliminations Consolidated
                                                      ---------  -------------- --------------- ------------ ------------
Cash Flows from Operating Activities:
  Net loss........................................... $  (4,297)    $(51,227)      $   (633)        $ --       $(56,157)
  Adjustment to reconcile net loss to net cash flows
   from operating activities:
   Depreciation and amortization.....................       227        8,382             --           --          8,609
   Loss on disposal of property and equipment........        --           56             --           --             56
   Gain on tower sales...............................        --         (778)            --           --           (778)
   Amortization of deferred gain on tower sales......        --         (298)            --           --           (298)
   Amortization of financing costs...................       185          419             --           --            604
   Non-cash interest.................................     5,109           --             --           --          5,109
   Extraordinary loss on early
    extinguishment of debt...........................        --        1,485             --           --          1,485
   Non-cash compensation.............................        --       11,212             --           --         11,212
   Changes in assets and liabilities:
    Accounts receivable..............................        --       (5,258)            --           --         (5,258)
    Other receivables................................        --         (192)            --           --           (192)
    Inventories......................................        --       (2,387)            --           --         (2,387)
    Prepaid expenses and other assets................      (150)      (1,649)            --           --         (1,799)
    Accounts payable, accrued expenses and accrued
     interest........................................     7,020        8,972             28           --         16,020
    Deferred revenue.................................        --        1,738             --           --          1,738
                                                      ---------     --------       --------         ----       --------
      Net cash flows from operating activities.......     8,094      (29,525)          (605)          --        (22,036)
                                                      ---------     --------       --------         ----       --------
Cash Flows from Investing Activities:
  Capital expenditures...............................        --      (76,037)       (14,956)          --        (90,993)
  Intangible acquired in purchase of network assets..        --       (3,526)            --           --         (3,526)
  Proceeds from tower sales..........................        --       12,036             --           --         12,036
                                                      ---------     --------       --------         ----       --------
      Net cash flows from investing activities.......        --      (67,527)       (14,956)          --        (82,483)
                                                      ---------     --------       --------         ----       --------
Cash Flows from Financing Activities:
  Proceeds from long-term debt.......................   152,331       37,775             --           --        190,106
  Repayment of Nortel debt...........................        --      (40,346)            --           --        (40,346)
  Payments on capital lease obligations..............        --          (13)            --           --            (13)
  Debt issuance costs................................    (6,341)      (4,279)            --           --        (10,620)
  Proceeds from sale of Series A-1 redeemable
    preferred stock, net of offering costs...........    46,387           --             --           --         46,387
  Proceeds from sale of Series A-2 redeemable
    preferred stock, net of offering costs...........    65,730           --             --           --         65,730
  Members' contributions.............................        --       16,500             --           --         16,500
  Intercompany receivables/payables..................  (265,899)     249,969         15,930           --             --
                                                      ---------     --------       --------         ----       --------
      Net cash flows from financing activities.......    (7,792)     259,606         15,930           --        267,744
                                                      ---------     --------       --------         ----       --------
Increase in cash and cash equivalents................       302      162,554            369           --        163,225
Cash and cash equivalents at beginning of period.....        --        2,733             --           --          2,733
                                                      ---------     --------       --------         ----       --------
Cash and cash equivalents at end of period........... $     302     $165,287       $    369         $ --       $165,958
                                                      =========     ========       ========         ====       ========