Form 10-Q
period 2001-12-31
IPCS INC
filed 2002-02-14
CIK 1108727

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-Q

                            -----------------------
       (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2001.

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


                                  Harris Tower
                       233 Peachtree Street NE, Suite 1700
                             Atlanta, Georgia 30303
          (Address of principal executive offices, including zip code)

                                 (404) 525-7272
              (Registrant's telephone number, including area code)

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

                                   iPCS, INC.

                              FIRST QUARTER REPORT

                                TABLE OF CONTENTS

                                                                                                    Page

PART I--FINANCIAL INFORMATION
     Item 1.  Financial Statements:

       Consolidated Balance Sheets at December 31, 2001 and September 30, 2001
         (unaudited)                                                                                  2

       Consolidated Statements of Operations for the three months ended December 31,
          2001 and 2000 (unaudited)                                                                   3

       Consolidated Statements of Cash Flows for the three months ended December 31,
          2001 and 2000 (unaudited)                                                                   4

       Notes to Consolidated Financial Statements (unaudited)                                         5

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                         15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                            29

PART II--OTHER INFORMATION

     Item 1.     Legal Proceedings.                                                                  31

     Item 2.     Changes in Securities and Use of Proceeds.                                          31

     Item 3.     Defaults Upon Senior Securities.                                                    31

     Item 4.     Submission of Matters to a Vote of Security Holders.                                31

     Item 5.     Other Information.                                                                  31

     Item 6.     Exhibits and Reports on Form 8-K.                                                   31

                          PART I. FINANCIAL INFORMATION
                         Item 1. - FINANCIAL STATEMENTS
                           iPCS, INC. AND SUBSIDIARIES
                (A Wholly-Owned Subsidiary of AirGate PCS, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
           (dollars in thousands, except share and per share amounts)


                                                                                                       December 31,    September 30,
                                                                                                           2001            2001
                                                                                                       ------------    -------------
                                             Assets
Current Assets:
   Cash and cash equivalents                                                                              $  9,944         $54,579
   Accounts receivable, net                                                                                 11,571          11,752
   Receivable from Sprint PCS                                                                                5,162           4,816
   Inventories, net                                                                                          3,704           3,379
   Prepaid expenses                                                                                          2,519           3,007
   Direct customer activation costs                                                                          2,066           1,720
   Other current assets                                                                                         69              72
                                                                                                         ---------        --------
       Total current assets                                                                                 35,035          79,325

Property and equipment, net                                                                                228,277         198,161
Financing costs                                                                                              9,434           9,558
Intangible assets, net                                                                                      39,488          39,934
Other assets                                                                                                 1,823           1,778
                                                                                                         ---------        --------
                                                                                                         $ 314,057        $328,756
                                                                                                         =========        ========

               Liabilities, Redeemable Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable                                                                                       $ 33,132        $ 21,104
   Accrued expenses                                                                                         10,255           4,525
   Payable to Sprint PCS                                                                                    12,856          10,306
   Deferred revenue                                                                                          5,882           4,742
   Capital lease obligations - current portion                                                                   4               7
                                                                                                         ---------        --------
       Total current liabilities                                                                            62,129          40,684

Deferred gain on tower sales                                                                                 7,450           7,667
Deferred rent                                                                                                2,191           2,264
Deferred revenue                                                                                             2,161           1,763
Capital lease obligations - long term portion                                                                  376             373
Long-term debt                                                                                             210,038         208,336
                                                                                                         ---------        --------
       Total liabilities                                                                                   284,345         261,087
                                                                                                         ---------        --------

Redeemable preferred stock $0.01 par value; 75,000,000 shares authorized; no shares and                          -         121,548
   23,090,909 shares issued and outstanding at December 31, 2001 and at September 30, 2001,              ---------        --------
   respectively



Stockholders' equity (deficit):
    Common stock, $0.01 par value; 1000 shares and 300,000,000 shares authorized, 1000 shares
    and 44,869,643 shares issued and outstanding at December 31, 2001 and September 30, 2001,                    -             449
    respectively
    Additional paid-in-capital                                                                             192,850          70,853
    Unearned stock option compensation                                                                           -          (3,985)
    Accumulated deficit                                                                                   (163,138)       (121,196)
                                                                                                         ---------        --------
           Total stockholders' equity (deficit)                                                             29,712         (53,879)
                                                                                                         ---------        --------
                                                                                                         $ 314,057        $328,756
                                                                                                         =========        ========

   See accompanying notes to the unaudited consolidated financial statements.

                           iPCS, INC. AND SUBSIDIARIES
                (A Wholly-Owned Subsidiary of AirGate PCS, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
           (dollars in thousands, except share and per share amounts)


                                                                                      Three Months
                                                                                   Ended December 31,
                                                                               2001                  2000
                                                                            ----------            ----------
Revenues:

  Service revenue                                                           $   23,934            $    5,059
  Roaming revenue                                                               14,065                 3,560
  Equipment and other revenue                                                    2,368                   996
                                                                            ----------            ----------
   Total revenues                                                               40,367                 9,615
                                                                            ----------            ----------
Operating Expenses:
  Cost of service and roaming                                                  (31,257)               (6,974)
  Cost of equipment                                                             (6,954)               (5,076)
  Selling and marketing                                                        (12,451)               (5,823)
  General and administrative                                                   (16,723)               (4,625)
  Non-cash stock option compensation                                            (3,985)                 (526)
  Depreciation and amortization                                                 (6,431)               (2,889)
  Amortization of intangible assets                                               (446)                 (171)
                                                                            ----------            ----------
   Operating expenses                                                          (78,247)              (26,084)
                                                                            ----------            ----------
   Operating loss                                                              (37,880)              (16,469)
  Interest income                                                                  203                 1,494
  Interest expense                                                              (5,099)               (5,482)
  Other income (expense), net                                                   (3,501)                  302
                                                                            ----------            ----------
   Loss before cumulative effect of a change in
     accounting principle                                                      (46,277)              (20,155)
  Cumulative effect of a change in accounting priniciple                         4,335                     -
                                                                            ----------            ----------
   Net loss                                                                 $  (41,942)           $  (20,155)
                                                                            ----------            ----------
   Loss before cumulative effect of a change in
     accounting principle                                                   $  (46,277)           $  (20,155)
  Dividends and accretion on redeemable preferred stock                        (47,624)               (1,082)
                                                                            ----------            ----------
   Loss available to common stockholders                                       (93,901)              (21,237)
  Cumulative effect of a change in accounting priniciple                         4,335                     -
                                                                            ----------            ----------
   Net loss available to common stockholders                                $  (89,566)           $  (21,237)
                                                                            ==========            ==========

See accompanying notes to the unaudited consolidated financial statements.

                           iPCS, INC. AND SUBSIDIARIES
                (A Wholly-Owned Subsidiary of AirGate PCS, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                            Three Months
                                                                          Ended December 31,
                                                                      2001                  2000
                                                                    --------              --------
Cash Flows from Operating Activities:
 Net loss                                                           $(41,942)             $(20,155)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                                    6,877                 3,060
      Loss on disposal of property and equipment                       3,501                    -
      Gain on tower sales                                                 -                   (299)
      Amortization of deferred gain on tower sales                      (217)                 (118)
      Amortization of deferred rent                                     (124)                   -
      Amortization of financing costs                                    249                   370
      Provision for doubtful accounts                                  2,632                    -
      Non-cash interest                                                2,709                 2,787
      Cumulative effect of a change in accounting principle           (4,335)                   -
      Stock option compensation                                        3,985                   526
      (Increase) decrease in:
              Accounts receivable                                     (3,637)               (1,996)
              Inventories                                               (325)               (2,609)
              Prepaid expenses and other assets                          115                   460
              Accounts payable and accrued expenses                    7,823                 6,625
              Deferred revenue                                         1,538                 1,217
                                                                    --------              --------
                      Net cash used in operating activities          (21,151)              (10,132)
                                                                    --------              --------
Cash Flows from Investing Activities:
      Capital expenditures                                           (24,314)              (25,799)
      Acquisition of the Iowa City/Cedar Rapids, Iowa markets             -                     -
      Proceeds from disposition of fixed assets                           53                    -
      Proceeds from build-to-suit agreement                              902                    -
      Proceeds from tower sales                                           -                  3,536
                                                                    --------              --------
                      Net cash used in investing activities          (23,359)              (22,263)
                                                                    --------              --------
Cash Flows from Financing Activities:
      Proceeds from long-term debt                                        -                 25,000
      Payments on capital lease obligations                               -                    (13)
      Debt financing costs                                              (125)                 (597)
      Proceeds from sale of Series A-2 redeemable preferred
        stock, net of offering costs of $4,270                            -                 65,730
                                                                     -------              --------
                      Net cash (used in) provided by financing
                       activities                                       (125)               90,120
                                                                     -------              --------
Increase (decrease) in cash and cash equivalents                     (44,635)               57,725
Cash and cash equivalents at beginning of period                      54,579               108,233
                                                                     --------             --------
Cash and cash equivalents at end of period                           $ 9,944              $165,958
                                                                     ========             ========

See accompanying notes to the unaudited consolidated financial statements.

                           iPCS, INC. AND SUBSIDIARIES
                (A Wholly-Owned Subsidiary of AirGate PCS, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (unaudited)

(1)      Business, Basis of Presentation and Summary of Significant Accounting
         Policies

         (a) Business and Basis of Presentation

iPCS, Inc. and subsidiaries (collectively, the "Company") were created for the purpose of becoming a leading provider of wireless Personal Communication Services ("PCS"). The Company, formed in January 1999, is the Sprint PCS network partner with the exclusive right to market and provide Sprint PCS products and services in its territory and is licensed to use the Sprint PCS brand name in its 37 markets located in the midwestern United States. The unaudited consolidated financial statements included herein includes the accounts of iPCS, Inc. and its subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc. In the opinion of management, these consolidated financial statements contain all the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of the Company. The results of operations for the three months ended December 31, 2001 are not indicative of the results that may be expected for the full fiscal year 2002. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2001 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to current year presentation.

The PCS market is characterized by significant risks as a result of rapid changes in technology, increasing competition and the cost associated with the build-out of a PCS network. The Company's continuing operations are dependent upon Sprint's ability to perform its obligations under the various agreements between the Company and Sprint under which the Company has agreed to construct and manage its networks (the "Sprint Agreements"). Additionally, the Company's ability to attract and maintain a sufficient customer base is critical to achieving breakeven cash flow. Changes in technology, increased competition, economic conditions or inability to achieve breakeven cash flow, among other factors, could have an adverse effect on the Company's financial position and results of operations.

         (b) Revenue Recognition

The Company sells handsets and accessories, which are recorded at the time of the sale as equipment revenue. After the handset has been purchased, the customer purchases a service package, which is recognized monthly as service is provided and is included in service revenue. Roaming revenue is recorded when Sprint PCS customers from outside our territory and non-Sprint PCS customers roam onto the Company's network.

Sprint retains 8% of collected revenues from Sprint PCS customers based in the Company's markets and from non-Sprint PCS customers who roam onto the Company's network. The amount retained by Sprint is recorded as cost of service and roaming. Revenues generated from the sale of handsets and accessories and from roaming services provided to Sprint PCS customers who are not based in the Company's markets are not subject to the 8% affiliation fee to Sprint.

Prior to January 1, 2001, the Company recorded promotional cash credits and rebates granted to customers as expenses. Effective January 1, 2001, the Company adopted the Emerging Issues Task Force ("EITF") 00-14, "Accounting for Certain Sales Incentives." The EITF requires that, when recognized, the reduction in or refund of the selling price of the product or service resulting from any cash incentive should be classified as a reduction in revenue and not as an operating expense. The Company adopted EITF 00-14 in the first quarter of 2001. For the three months ended December 31, 2001, a reduction in revenue of approximately $3.2 million and an offsetting reduction in operating expenses for these same three months was recorded. In accordance with the provisions of EITF 00-14, approximately $1.7 million of operating expenses for the three months ended December 31, 2000 have been reclassified as a reduction in revenue.

The accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The Company does not recognize revenue from subscribers for which the likelihood of collecting such revenue is not reasonably assured.

Pursuant to SAB 101, activation fee revenue and direct customer activation costs have been deferred and are recorded over the average life for those customers (30 months). For the three months ended December 31, 2001 and 2000, the Company recognized approximately $0.5 million and $42,000 of activation fee revenue, respectively, and $0.5 million and $42,000 of direct customer activation costs, respectively. The Company has deferred revenue of $4.5 million and $0.7 million as of December 31, 2001 and 2000, respectively, to future periods. Further, the Company has deferred $3.9 million and $0.7 million of direct customer activation costs to future periods, as of December 31, 2001 and 2000, respectively.

         (c) Recently Issued Accounting Pronouncements:

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption by the Company is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets.

In June, 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company has adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption did not have a material adverse impact on the Company's financial statements.

In June, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the nonamortization provisions of the statement. The Company adopted SFAS No. 142 as of October 1, 2001, and the impact of such adoption did not have a material adverse impact on the Company's financial statements.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal years beginning after June 15, 2000. The adoption by the Company on January 1, 2001 did not have an effect on the Company's results of operations, financial position, or cash flows. However, as discussed in Note 9, the Company did enter into an interest rate cap agreement on January 12, 2001.

(2)      Change in Accounting Principle

In connection with the merger of the Company with AirGate (as discussed in Note
13), the Company changed its method of amortizing interest expense on its senior discount notes effective as of October 1, 2001. While the Company's previous method of accounting was in accordance with accounting principles generally accepted in the United States of America, the Company believes it is preferable to use the same methodology as its parent, AirGate.

The cumulative effect of this change in accounting for the periods through September 30, 2001, was a reduction in the carrying value of the senior notes by $4.3 million along with a corresponding decrease in the Company's accumulated deficit. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes" the change in accounting has been reflected as a cumulative change in accounting effective as of October 1, 2001. The effect of the change for the three month period ended December 31, 2001 was a reduction to interest expense of approximately $0.7 million.

(3)      Reorganization

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

(4)      Sprint Agreements

On January 10, 2001, the Company exercised its option to purchase from Sprint certain telecommunications equipment and retail store assets and inventory located in the Iowa City and Cedar Rapids, Iowa markets. Concurrently with the closing, the Sprint management agreements which set forth the terms of the Company's long-term affiliation with Sprint was amended to reflect the expansion of the Company's territory to include these two additional Iowa markets which included approximately 14,000 customers. The Company closed on this transaction on February 28, 2001 and paid approximately $31.7 million for these two markets. The Company has accounted for this business combination using the purchase method. The Company made a preliminary allocation of the purchase price based on the fair values of the assets and liabilities acquired and allocated any excess amount over fair value to the intangible asset representing the right to be the exclusive provider of Sprint PCS services in the Iowa City and Cedar Rapids, Iowa markets.

         We have received from Sprint two extensions of our December 1, 2001 build-out requirements to February 28, 2002. We have constructed and are currently in the testing phase for four sites located in a portion of a market in Nebraska. Due to issues beyond our control, these sites are not yet operational, but we expect them to be operational by February 28, 2002.

         Amounts related to the Sprint management agreements for the three months ended December 31, 2001 and December 31, 2000 are as follows (in thousands):

                                                                                        Three Months Ended
                                                                             December 31,          December 31,
                                                                                 2001                  2000
                                                                           ------------------    ------------------
       Amounts included in the Consolidated Statements of Operations:
          Cost of service                                                            $19,772                $4,078
          Cost of equipment                                                            6,954                 5,076
          Selling                                                                      3,833                   489
          General and administrative                                                      12                    14


                                                                             December 31,          September 30,
                                                                                 2001                  2001
                                                                           ------------------    ------------------
        Amounts included in the Consolidated Balance Sheets:
          Inventory                                                                  $ 3,704               $ 3,379
          Accounts receivable due from Sprint PCS, net                                 5,162                 4,816
          Accounts payable due to Sprint PCS                                          12,856                10,306


(5)        Property and Equipment

Property and equipment including construction in progress consists of the following (in thousands):

                                                                           December 31,          September 30,
                                                                               2001                  2001
                                                                        -------------------   -------------------
Network assets                                                                  $  174,369            $  148,351
Computer equipment                                                                   3,592                 3,153
Furniture, fixtures, office equipment and
     leasehold improvements                                                          5,197                 4,170
                                                                        -------------------   -------------------
Total property and equipment                                                       183,158               155,674
Less accumulated depreciation and amortization                                     (28,451)              (22,067)
                                                                        -------------------   -------------------
Property and equipment, net                                                        154,707               133,607
Construction in progress (network build-out)                                        73,570                64,554
                                                                        -------------------   -------------------
Property and equipment including
      construction in progress, net                                             $  228,277            $  198,161
                                                                        ===================   ===================

(6)      Intangible Assets, net

         Intangible assets consists of the following (in thousands):


                                                                            December 31,      September 30,
                                                                                2001              2001
                                                                            ------------      -------------
Exclusive provider rights which arose with the issuance of
    warrants to Sprint                                                         $9,147           $ 9,147
Exclusive provider rights which arose with the purchase of assets in Michigan
    from Sprint                                                                 3,526             3,526
Exclusive provider rights which arose with the acquisition of the Iowa markets
    from Sprint (see Note 4)                                                   29,039            29,039
                                                                              -------           -------
Total intangible assets                                                        41,712            41,712
Less accumulated amortization                                                  (2,224)           (1,778)
                                                                              -------           -------
Intangible assets, net                                                        $39,488           $39,934
                                                                              =======           =======

(7)      Deferred Gain on Tower Sales

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

On June 29, 2001, the Company signed a tower sale and leaseback agreement with Trinity Wireless Towers, Inc. ("Trinity"). Pursuant to this agreement, the Company constructed and sold wireless communication towers to Trinity and leased back a portion of these towers from Trinity. The agreement expired on December 31, 2001.

On June 29, 2001, the Company sold sixteen towers to Trinity for approximately $4.8 million, resulting in a gain of approximately $2.1 million of which approximately $1.0 million was recognized at the time of the sale and the remainder was deferred and is being amortized as a reduction to rental expense over the initial tower lease term of five years.

There were no tower sales in the three months ended December 31, 2001.

(8)      Deferred Rent

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

During the three months ended December 31, 2001, the Company entered into a tower lease for one site under this agreement. The Company recorded approximately $50,000 as deferred tower rent that will be amortized as a reduction to rental expense over the life of the initial tower lease term of five years. As of December 31, 2001, the Company has entered into leases for forty-nine build-to-suit towers.

(9)      Income Taxes

Prior to July 12, 2000, the Predecessor Company operated as a limited liability company ("LLC") and, as a result, its losses were included in the income tax returns of its members. Therefore, the accompanying consolidated financial statements do not include any income tax amounts prior to July 12, 2000. Subsequent to July 12, 2000, the date of reorganization as discussed in Note 3, the Company became a C Corporation and began accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." No benefit for federal income taxes has been recorded for the three months ended December 31, 2001, as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss carry forwards, is offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company's limited operating history. For the year ending September 30, 2002, management currently estimates that a valuation allowance will be provided for the expected loss to be incurred.

(10)     Senior Secured Credit Facility

On January 12, 2001, as required under the terms of the Company's senior secured credit facility, the Company entered into an interest rate cap agreement with a counter party for a notional amount of $12.5 million to manage the interest rate risk on the Company's variable rate debt. The agreement expires in three years and caps the three-month LIBOR interest rate at 7.25%. For the three months ended December 31, 2001, the Company recorded a gain of approximately $14,000 related to this derivative.

On February 23, 2001, the Company entered into an amendment to the senior secured credit facility which included a consent to the expansion of its territory to include the Iowa City and Cedar Rapids, Iowa markets as discussed in Note 4 and which amended certain covenant definitions and requirements.

On June 29, 2001, the Company borrowed an additional $25.0 million under Tranche B bringing the total borrowings to date to $50.0 million, the entire Tranche B commitment. At December 31, 2001, the weighted average interest rate on these borrowings was 5.81%.

On September 28, 2001, the Company entered into an amendment which included a consent to the merger with AirGate as discussed in Note 13, and which amended certain covenant definitions and requirements.

On December 20, 2001, the Company entered into an amendment which changed its fiscal year end from a calendar year ending December 31 to a fiscal year ending September 30. This became effective with our new fiscal year starting October 1, 2001.

Following our merger with AirGate, we proposed a new business plan for fiscal year 2002 which would have violated the EBITDA loss covenants of the senior secured credit facility in the second half of the fiscal year. On February 14, 2002, the Company entered into an amendment which provided relief under this EBITDA loss covenant and modified certain other requirements. At December 31, 2001, the Company was in compliance with the covenants.

(11)       Stock Options

At December 31, 2001, the following is a summary of options granted and outstanding:

                                                                      Weighted
                                                                       Average
                                                                       Exercise
                                                        Shares          Price
                                                     ----------      -----------
    Outstanding at September 30, 2001                 3,005,251         $5.11
    Granted                                                   -             -
    Exercised                                                 -             -
    Forfeited                                            (2,938)         5.28
    Converted to options to purchase
      AirGate common stock                           (3,002,313)         5.11
                                                     ----------      --------
    Outstanding at December 31, 2001                          -          $  -
                                                     ==========      ========

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its employee and director stock options. Compensation expense is determined as the excess of the fair value of the Company's common stock at date of grant over the exercise price. Based upon the then expected offering price of a planned initial public offering in 2000, the Company recognized total unearned compensation expense of approximately $8.3 million related to the grants made in July 2000. This amount is being amortized as compensation expense over the vesting period of the options. Under the iPCS long-term incentive plan, all employee and non-employee options become 100% vested in the event of a change of control as defined in the plan. The merger with AirGate as discussed in Note 13 met the change of control conditions and at the date of the merger, each outstanding and unexercised iPCS option was converted into a fully vested option to purchase AirGate common stock. Total non-cash compensation expense for the remaining amortization of these options was recorded in the three months ended December 31, 2001 and totaled approximately $4.0 million.

(12)       Supplemental Disclosure of Cash Flow Information


                                                                       For the Three Months Ended
                                                                    December 31,          December 31,
                                                                         2001                 2000
                                                                 -------------------    -----------------
                                                                             (in thousands)
   Supplemental disclosure of cash flow information-
        Cash paid for interest                                         $   815                   $      -


   Supplemental schedule of noncash investing and financing activities:

        Accounts payable incurred for the acquisition of
         Property, equipment and construction in process                23,391                     16,610
        Capital lease obligations incurred for the
         acquisition of property and equipment                               -                        224
        Accrued dividends on redeemable preferred stock                 40,426                        996
        Accretion to the redemption amount of preferred
          stock                                                          7,198                         86

(13)     Merger

On August 28, 2001, the Company signed an agreement and plan of merger with AirGate, a Sprint PCS network partner, pursuant to which AirGate and the Company combined in a tax-free stock for stock transaction on November 30, 2001. In connection with the merger, AirGate issued to the former stockholders of iPCS approximately 12.4 million shares of AirGate common stock and assumed options and warrants to purchase approximately 1.1 million shares of AirGate common stock. At the effective time of the merger, each issued and outstanding share of the Company's common stock was converted into the right to receive approximately
0.1594 of a share of AirGate common stock, referred to as the exchange ratio. All shares of the Company's preferred stock were converted into the Company's common stock immediately prior to the effective time of the merger. At the effective time of the merger, AirGate assumed each unexpired and unexercised option and warrant to purchase shares of the Company's common stock and converted it into an option or warrant to purchase AirGate common stock based on one share of the Company's common stock equal to the exchange ratio of AirGate's common stock. In addition, the exercise price per share of AirGate common stock issuable under each converted option or converted warrant is equal to the per share exercise price of the Company option or warrant divided by the exchange ratio. The options became fully vested at the time of the merger and the warrants will remain subject to the terms and conditions set forth in the applicable warrant agreement.

(14)     Condensed Consolidating Financial Information

   The senior discount notes are fully, unconditionally, and jointly and severally guaranteed by iPCS Wireless, Inc. and iPCS Equipment, Inc., which are wholly-owned subsidiaries of iPCS, Inc. The following unaudited condensed consolidating financial information as of December 31, 2001 and September 30, 2001 and for the three months ended December 31, 2001 and 2000 is presented for iPCS, Inc., iPCS Wireless, Inc., and iPCS Equipment, Inc. (in thousands):




                                                  iPCS       iPCS           iPCS
                                                   Inc.   Wireless, Inc.  Equipment, Inc. Eliminations  Consolidated


                                       Condensed Consolidated Balance Sheet
                                                December 31, 2001
                     Assets

Current Assets:

   Cash and cash equivalents                      $    307   $   9,282       $   355      $       -     $   9,944
   Accounts and other receivables, net                   -      16,733             -              -        16,733
   Intercompany receivables                        100,750           -             7       (100,757)            -
   Other current assets                                  9       8,349             -              -         8,358
                                                  --------   ---------       -------      ---------     ---------
      Total current assets                         101,066      34,364           362       (100,757)       35,035
   Property and equipment, net                           -     191,071        37,249            (43)      228,277
   Intangibles, net                                  8,425      31,063             -              -        39,488
   Intercompany receivables - long term            239,494      50,601         8,434       (298,529)            -
   Other non-current assets                          5,944       5,313             -              -        11,257
                                                  --------   ---------       -------      ---------     ---------
      Total assets                                $354,929   $ 312,412       $46,045      $(399,329)    $ 314,057
                                                  ========   =========       =======      =========     =========

      Liabilities, Redeemable Preferred Stock and Stockholder's Equity (Deficit)

Current Liabilities:
   Accounts payable                               $    137   $  56,013       $    93      $       -     $  56,243
   Intercompany payables                                 -     100,757             -       (100,757)            -
   Other current liabilities                             -       5,886             -              -         5,886
                                                  --------   ---------       -------      ---------     ---------
      Total current liabilities                        137     162,656            93       (100,757)       62,129
   Intercompany payables - long term                     -     247,928        50,601       (298,529)            -
   Long-term debt                                  160,038      50,000             -              -       210,038
   Other non-current liabilities                         -      12,178             -              -        12,178
                                                  --------   ---------       -------      ---------     ---------
      Total liabilities                            160,175     472,762        50,694       (399,286)      284,345
                                                  --------   ---------       -------      ---------     ---------

   Additional paid-in-capital                      192,850           -             -              -       192,850
   Accumulated stockholder's equity (deficit)        1,904    (160,350)       (4,649)           (43)     (163,138)
                                                  --------   ---------       -------      ---------     ---------
      Total stockholder's equity (deficit)         194,754    (160,350)       (4,649)           (43)       29,712
                                                  --------   ---------       -------      ---------     ---------
                                                  $354,929   $ 312,412       $46,045      $(399,329)    $ 314,057
                                                  ========   =========       =======      =========     =========

                                 Condensed Consolidated Statement of Operations
                                  For the three months ended December 31, 2001

Total revenues                                    $      -   $  40,367       $ 1,440      $  (1,440)    $  40,367
                                                  --------   ---------       -------      ---------     ---------
Operating expenses                                  (7,285)    (70,925)       (1,470)        (1,433)       78,247
                                                  --------   ---------       -------      ---------     ---------
Loss from operations                                (7,285)    (30,558)          (30)            (7)      (37,880)
                                                  --------   ---------       -------      ---------     ---------
Other income (expense)                               3,320     (10,451)       (1,266)            -         (8,397)
                                                  --------   ---------       -------      ---------     ---------
Loss before cumulative effect                       (3,965)    (41,009)       (1,296)            (7)      (46,277)
                                                  --------   ---------       -------      ---------     ---------
Cumulative effect                                    4,335           -             -              -         4,335
                                                  --------   ---------       -------      ---------     ---------
Net Loss                                          $    370   $ (41,009)      $(1,296)     $      (7)    $ (41,942)
                                                  ========   =========       =======      =========     =========

                                 Condensed Consolidated Statement of Cash Flows
                                  For the three months ended December 31, 2001

Operating activities, net                         $  1,935   $ (22,230)      $  (849)     $      (7)    $ (21,151)
                                                  --------   ---------       -------      ---------     ---------
Investing activities:
   Capital expenditures                                  -     (20,532)       (3,789)             7       (24,314)
   Other investing activities                            -         955             -              -           955
                                                  --------   ---------       -------      ---------     ---------
Investing activities, net                                -     (19,577)       (3,789)             7       (23,359)
                                                  --------   ---------       -------      ---------     ---------
Financing activities, net                           (1,934)     (2,801)        4,610              -          (125)
                                                  --------   ---------       -------      ---------     ---------
Increase (decrease) in cash and cash equivalents         1     (44,608)          (28)             -       (44,635)
                                                  --------   ---------       -------      ---------     ---------
Cash and cash equivalents at beginning of period       306      53,890           383              -        54,579
                                                  --------   ---------       -------      ---------     ---------
Cash and cash equivalents at end of period        $    307   $   9,282       $   355      $       -     $   9,944
                                                  --------   ---------       -------      ---------     ---------





                                                    iPCS       iPCS           iPCS
                                                     Inc.  Wireless, Inc. Equipment, Inc. Eliminations  Consolidated

                                       Condensed Consolidated Balance Sheet
                                                 September 30, 2001

                    Assets
Current Assets:
   Cash and cash equivalents                       $    306   $  53,890       $   383      $       -     $  54,579
   Accounts and other receivables, net                    -      16,588             -              -        16,568
   Intercompany receivables                         102,050           -             4       (102,054)            -
   Other current assets                                 235       7,943             -              -         8,178
                                                   --------    --------       -------      ---------     ---------
       Total current assets                         102,591      78,401           387       (102,054)       79,325
   Property and equipment, net                            -     160,546        37,651            (36)      198,161
   Intangibles, net                                   8,549      31,385             -              -        39,934
   Intercompany receivables - long term             232,276      45,241         7,688       (285,205)            -
   Other non-current assets                           6,059       5,277             -              -        11,336
                                                   --------    --------       -------      ---------     ---------
       Total assets                                $349,475    $320,850       $45,726      $(387,295)    $ 328,756
                                                   ========    ========       =======      =========     =========

       Liabilities, Redeemable Preferred Stock and Stockholder's Equity (Deficit)

Current Liabilities:
   Accounts payable                                 $   739   $  31,360       $ 3,836      $       -     $  35,935
   Intercompany payables                                  -     102,054             -       (102,054)            -
   Other current liabilities                              -       4,749             -              -         4,749
                                                   --------    --------       -------      ---------     ---------
       Total current liabilities                        739     138,163         3,838       (102,054)       40,684
   Intercompany payables - long term                      -     239,964        45,241       (285,205)            -
   Long-term debt                                   158,336      50,000             -              -       208,336
   Other non-current liabilities                          -      12,067             -              -        12,067
                                                   --------    --------       -------      ---------     ---------
       Total liabilities                            159,075     440,194        49,077       (387,259)      261,087
                                                   --------    --------       -------      ---------     ---------
   Redeemable preferred stock                       121,548           -             -              -       121,548

   Common stock                                         449           -             -              -           449
   Additional paid-in-capital                        70,853           -             -              -        70,853
   Unearned stock option compensation                (3,985)          -             -              -        (3,985)
   Accumulated stockholder's equity (deficit)         1,535    (119,344)       (3,351)           (36)     (121,196)
                                                   --------    --------       -------      ---------     ---------
       Total stockholder's equity (deficit)          68,852    (119,344)       (3,351)           (36)       53,879
                                                   --------   ---------       -------      ---------     ---------
                                                   $349,475   $ 320,850       $45,726      $(387,295)    $ 328,756
                                                   ========   =========       =======      =========     =========

                                           Condensed Consolidated Statement of Operations
                                            For the three months ended December 31, 2000

Total revenues                                     $      -   $   9,615       $     -      $       -     $   9,615
                                                   --------    --------       -------      ---------     ---------
Operating expenses                                   (3,151)    (22,905)          (28)             -       (26,084)
                                                   --------    --------       -------      ---------     ---------
Loss from operations                                 (3,151)    (13,290)          (28)             -       (16,469)
                                                   --------    --------       -------      ---------     ---------
Other income (expense)                                4,441      (7,610)         (517)             -        (3,686)
                                                   --------    --------       -------      ---------     ---------
Net income (loss)                                  $  1,290   $ (20,900)      $  (545)     $       -     $ (20,155)
                                                   ========   =========       =======      =========     =========

                                           Condensed Consolidated Statement of Cash Flows
                                           For the three months ended December 31, 2000

Operating activities, net                          $  9,338   $ (17,578)      $(1,892)     $       -     $ (10,132)
                                                   --------    --------       -------      ---------     ---------
Investing activities:
    Capital expenditures                                  -     (22,777)       (3,022)             -       (25,799)
    Other investing activities                            -       3,536             -              -         3,536
                                                   --------    --------       -------      ---------     ---------
Investing activities, net                                 -     (19,241)       (3,022)             -       (22,263)
                                                   --------    --------       -------      ---------     ---------
Financing activities, net                            (9,415)     95,692         3,843              -        90,120
                                                   --------    --------       -------      ---------     ---------
Increase (decrease) in cash and cash equivalents        (77)     58,873        (1,071)             -        57,725
Cash and cash equivalents at beginning of period        379     106,414         1,440              -       108,233
                                                   --------    --------       -------      ---------     ---------
Cash and cash equivalents at end of period         $    302   $ 165,287       $   369      $       -     $ 165,958
                                                   --------    --------       -------      ---------     ---------

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Statements contained herein regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, churn rates, ARPU (as defined below), decreases in roaming rates, EBITDA (as defined below), capital expenditures and other statements that include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek" and similar expressions are forward-looking statements that involve risk and uncertainties. Actual future events or results may differ materially from these statements. Readers are referred to the documents filed by us with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including:

         o the ability to successfully integrate the businesses of AirGate and iPCS;
         o the competitiveness and impact of Sprint PCS' pricing plans, products and services;
         o  customer quality;
         o the ability of Sprint to provide back office, customer care and other services;
         o  customer purchasing patterns;
         o  potential fluctuations in quarterly results;
         o  an adequate supply of infrastructure and subscriber equipment;
         o  risks related to future growth and expansion;
         o  rates of penetration in the wireles industry;
         o  the potential need for additional sources of liquidity;
         o  anticipated future losses;
         o  our significant level of indebtedness;
         o  adequacy of bad debt and other reserves; and
         o  the potential to experience a high rate of customer turnover.

         These and other applicable risks are summarized under the captions "Factors That May Affect Operating Results and Liquidity" included in this Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q and "Investment Considerations" included under
Item 5 - Other Information of this Form 10-Q and elsewhere in this report.

Overview

         On January 22, 1999, we entered into a management and related agreements with Sprint whereby we became the Sprint PCS network partner with the exclusive right to market 100% digital PCS wireless products and services under the Sprint and Sprint PCS brand names in fifteen markets in Illinois and Iowa. The Sprint agreements were amended in March 2000 to add twenty additional markets. On February 28, 2001, the Sprint agreements were amended to add the Iowa City and Cedar Rapids, Iowa markets to our territory. With these two amendments, the size of our territory was increased from a total population of
2.8 million residents to a total population of 7.4 million residents.

         We are a wholly-owned subsidiary of AirGate PCS, Inc., which acquired us on November 30, 2001. As required by the terms of our and AirGate's outstanding indebtedness, we conduct our business as a separate entity from AirGate.

         Under the Sprint agreements, we manage our network on Sprint PCS' licensed spectrum as well as use the Sprint and Sprint PCS brand names royalty free during our PCS affiliation with Sprint. We also have access to Sprint PCS' national marketing support and distribution programs and are generally entitled to buy network and customer equipment and handsets at the same discounted rates offered by vendors to Sprint PCS based on its large volume purchases. In exchange for these and other benefits, we are entitled to receive 92% and Sprint is entitled to retain 8% of collected service revenues from customers in our territories. We are entitled to 100% of revenues collected from the sale of handsets and accessories and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network.

         Since the date of inception, we have incurred substantial costs to negotiate the Sprint agreements and our debt and equity financing, to design, engineer and build-out our network and to open our retail stores. We launched service in our first two markets in December 1999, and in 2000, we launched service in sixteen additional markets. In the nine months ended September 30, 2001, we launched service in eleven markets, including two markets previously launched by Sprint. In the three months ended December 31, 2001, we launched service in three additional markets. By the end of the second fiscal quarter of 2002, we anticipate launching our remaining five markets in Nebraska, at which time we will provide service in all of our markets.

         The following table sets forth the location, megahertz of spectrum, estimated population, and date of actual or expected launch of commercial Sprint PCS service in each of the markets that comprise our territory.

         The number of our customers in each of our launched markets varies based upon the total population of the market, how long the markets have been launched, and the extent and success of our marketing efforts to date in such markets. Our Sprint PCS agreements require us to cover a minimum percentage of the resident population in our territory within specified time periods. Our expected commercial launch of network coverage is scheduled to occur prior to launch dates required by our Sprint agreements, as extended.



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

Significant Accounting Principles

         We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future. Some of the most critical principles that might materially impact our results include:

Valuation of Accounts Receivable and Inventories:

         Reserve for Doubtful Accounts - Estimates are used in determining our allowance for bad debt and are based on our historical collection experience, current trends, credit policy and on a percentage of our accounts receivables by aging category. In determining these percentages, we look at historical write-offs of our receivables and our history is limited. We also look at current trends in the credit quality of our customer base as well as changes in the credit policies. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered, subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("NDASL"). As a result, a significant amount of our new customer additions have been under the NDASL program. The NDASL program has been replaced by the "Clear Pay" program, which reinstated the deposit requirement for the lowest credit class and features increased back office controls with respect to credit collection efforts. We anticipate the implementation of the deposit for all new sub-prime customers on the Clear Pay program by the end of February and we believe that this policy will reduce our future bad debt exposure. If the deposit is not reimplemented or our estimates are insufficient for any reason, our operating income, EBITDA and available cash would be reduced.

         Reserve for First Payment Default Customers - We reserve a portion of our new customers and related revenues for those customers that we anticipate will never pay a bill. Using historical information of the percentage of customers whose service was cancelled for non-payment without ever making a payment, we estimate the number of customers activated in the current period that will never pay a bill. For these customers, we record a reserve for their monthly revenues that will never be collected and as a result, these customers are not included in our churn calculation. We anticipate that the requirement of a deposit for sub-prime customers activating on the Clear Pay program will reduce the number of first payment default customers for which we will need to record a reserve and will reduce customer churn. If the estimate for first payment default customers is inadequate, our operating income, EBITDA and available cash would be reduced.

         Reserve for Obsolete/Excess Inventory - We currently record a reserve for obsolete or excess handset inventory for models that are no longer manufactured. With the migration to a 1XRTT network, we will need to continue to monitor the depletion of our current inventory levels. If we do not deplete the inventory that is not capable of providing 1XRTT services prior to our complete rollout of 1XRTT, we may have to record a reserve for any remaining obsolete or excess inventory due to lower realizable retail prices on those handsets. If the estimate for obsolete or excess inventory is understated, our operating income and EBITDA would be reduced.

Revenue Recognition

         We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers such as Radio Shack, Best Buy and Circuit City or directly from Sprint. Our customers pay an activation fee when they initiate service. We defer this activation fee and record activation fee revenue over the average life of our customers which we estimate to be 30 months. We recognize service revenue from our customers as they use the service. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

Goodwill and Intangibles

         Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. We have engaged a nationally recognized valuation expert to assist in our final allocation of the purchase price for the recording of the fair value of the assets and liabilities acquired in our purchase of the Iowa City and Cedar Rapids, Iowa markets from Sprint in February 2001. In our preliminary allocation, a portion of the purchase price was allocated to an intangible asset for the right to be the exclusive provider of Sprint PCS services in these two markets. A finite useful life was assigned to this asset. Our final purchase allocation may include an allocation of some of the purchase price to goodwill.

         Effective October 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires nonamortization of goodwill and intangible assets that have indefinite lives and annual tests of impairment of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairment, and requires additional disclosure of information about goodwill and other intangible assets. Goodwill and intangible assets acquired after June 30, 2001 are subject to the nonamortization provisions of this statement.

         One of the evaluating factors in assessing goodwill impairment is a company's stock price. The market price for the common stock of our parent company, AirGate, has decreased significantly since December 31, 2001. As a result, a goodwill and intangible asset impairment evaluation will have to be made in the future by AirGate and by us and may result in a charge to earnings for any writedowns of our intangible assets and goodwill.

Results of Operations

         For the three months ended December 31, 2001 compared to the three months ended December 31, 2000:

         Terms such as customer additions, average revenue per user, churn and cost per gross addition are metrics used in the wireless telecommunications industry. None of these terms are measures of financial performance under generally accepted accounting principles in the United States.

     Customer Additions

         As of December 31, 2001, we provided personal communication services to 163,514 customers compared to 46,773 customers as of December 31, 2000, an increase of 116,741 customers. We do not include in our customer base an estimate of first payment default customers. The increase in net customers acquired since December 31, 2000 is attributable to having more of our markets launched during that period, new customers attracted from other wireless carriers and increased demand for wireless services in the United States.

     Average Revenues Per User (ARPU)

         An important operating metric in the wireless industry is average revenue per user (ARPU). ARPU summarizes the average monthly service revenue per customer, excluding roaming. ARPU is computed by dividing service revenue by the average subscribers for the period, which is net of an adjustment for first payment default customers. For the three months ended December 31, 2001, ARPU was $55. For the three months ended December 31, 2000,

ARPU was $50. The increase in ARPU primarily resulted from customers selecting rate plans with higher monthly recurring charges.

     Churn

         Churn is the monthly rate of customer turnover expressed as a percentage of the average customer base. Churn is computed by dividing the number of customers that both voluntarily and involuntarily discontinued service during the month, net of 30 day returns and an adjustment for estimated first payment default customers, by the average customer base for the period. Churn for the three months ended December 31, 2001 was 2.6% compared to 2.1% for the three months ended December 31, 2000. The increase in churn is a result of an increase in the number of sub-prime credit quality customers we added whose service was involuntarily discontinued during the period.

     Cost Per Gross Addition

         Cost Per Gross Addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing, cost of equipment and activation costs (which are included as a component of cost of service) and reducing that amount by the equipment revenue recorded. That net amount is then divided by the total new customers acquired during the period reduced for the reserve for first payment default customers. CPGA was $314 for the three months ended December 31, 2001 compared to $390 for the three months ended December 31, 2000. The higher number of total new customers acquired in the three months ended December 31, 2001 compared to the year earlier period leveraged down the fixed costs of selling such as store costs and advertising over a greater number of customers.

     Revenues

         For the three months ended December 31, 2001, service revenue and equipment and other revenue were $23.9 million and $2.4 million, respectively, compared to $5.1 million and $1.0 million, respectively, for the same period in 2000, an increase of $18.8 million and $1.4 million, respectively. The increase is attributable primarily to the launch of additional markets and a larger customer base. Service revenue consists of monthly recurring access and feature charges and monthly non-recurring charges for local, long distance and roaming airtime usage in excess of the pre-subscribed usage plan. Equipment revenue is derived from the sale of handsets and accessories from our Sprint PCS stores, net of sales incentives, rebates and an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we receive a credit from Sprint PCS, which is less than the amount we originally paid for the handset.

         Roaming revenue was $14.1 million for the three months ended December 31, 2001, compared to $3.6 million for the three months ended December 31, 2000, an increase of $10.5 million. The increase is attributable to greater network build-out in our territory and a larger customer base for Sprint and its other PCS network partners. We receive roaming revenue at a per-minute rate from Sprint or another Sprint PCS network partner when Sprint PCS customers outside of our territory use our network. We had an agreement with Sprint PCS that fixed this per minute reciprocal rate at $0.20 through December 31, 2001. For the three months ended December 31, 2001, such roaming revenue was $13.7 million, or 97% of the roaming revenue recorded in the period. For the three months ended December 31, 2000, roaming revenue from Sprint PCS customers outside our territory was $3.5 million, also 97% of the roaming revenue recorded in the period. We also receive non-Sprint PCS roaming revenue when subscribers of other wireless service providers who have roaming agreements with Sprint roam on our network.

         On April 27, 2001, we and Sprint announced that we had reached an agreement in principle to reduce the reciprocal roaming rate exchanged between Sprint and us for customers who roam into the other party's, or another network partner's territory. This agreement does not impact us prior to January 1, 2002. Under the agreement in principle, the roaming rate with respect to calendar 2002 will not be less than $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement in principle have not yet been finalized. Depending on the details of the final agreement, the reciprocal roaming rate may be less than the rate charged in 2002. The reduction in revenues from any rate decrease will be partially offset by a lower cost of roaming expense.

     Cost of Service and Roaming

         The cost of service and roaming was $31.3 million for the three months ended December 31, 2001, compared to $7.0 million for the three months ended December 31, 2000, an increase of $24.3 million. Cost of service and roaming consists primarily of roaming expense when our customers place calls on Sprint's network and costs to support our customer base including: (i) network operating costs (including salaries, cell site lease payments, fees related to the connection of our switches to the cell sites that they support, interconnect fees and other expenses related to network operations), (ii) back office services provided by Sprint PCS such as customer care, billing and activation, (iii) the 8% of collected service revenue representing the Sprint affiliation fee, (iv) bad debt related to uncollectible accounts receivable and
(v) long distance expense relating to inbound roaming revenue and our own customer's usage. The increase in cost of service is due to an increased customer base and a larger in-service network.

         Roaming expense included in the cost of service and roaming was $10.4 million during the three month period ended December 31, 2001, compared to $1.8 million for the same period in 2000, an increase of $8.6 million resulting from the substantial increase in our customer base. As discussed above, the per minute rate we pay Sprint when our customers roam onto the Sprint PCS network will decrease beginning January 1, 2002. The increased roaming expense resulting from increasing customer levels will be partially offset by the lower per minute rate paid to Sprint.

         We were supporting 163,514 customers at December 31, 2001, compared to 46,773 customers at December 31, 2000. At December 31, 2001, our network consisted of 507 active cell sites and two active switches compared to 238 active cell sites and one active switch at December 31, 2000. There were approximately 65 employees performing network operations functions at December 31, 2001, compared to 30 employees at December 31, 2000. The Sprint affiliation fee totaled $2.0 million in the three months ended December 31, 2001, compared to $0.4 million for the three months ended December 31, 2000, a $1.6 million increase related to the growth in service revenues.

     Cost of Equipment

         Cost of equipment was $7.0 million for the three months ended December 31, 2001, and $5.1 million for the three months ended December 31, 2000, an increase of $1.9 million. The increase in cost of equipment, which includes the cost of handsets and accessories was due primarily to the increase in new customer additions from our launched markets. The costs of handsets exceeds the amount received from customers because we subsidize the price of handsets to remain competitive in the marketplace.

     Selling and Marketing

         We incurred selling expenses of $12.5 million during the three months ended December 31, 2001, compared to $5.1 million for the three months ended December 31, 2000, an increase of $7.4 million. These amounts include retail store costs such as salaries and rent in addition to promotion advertising and commission costs. Also included are handset subsidies on units sold by third parties for which we do not record revenue. The increase in costs as compared to the quarter ended December 31, 2000 is due substantially to the launching of twelve markets and to the addition to our territory of two markets previously launched by Sprint PCS. At December 31, 2001, there were approximately 200 employees performing sales and marketing functions, compared to 105 employees at December 31, 2000. A net 32,438 customers were added in the three months ended December 31, 2001, compared to 21,623 net customers added in the three months ended December 31, 2000.

     General and Administrative

         For the three months ended December 30, 2001, we incurred general and administrative expenses of $16.7 million, compared to $4.6 million for the three months ended December 31, 2000, an increase of $12.1 million. Included in general and administrative costs are administrative salaries and bonuses, employee benefit costs, legal fees, insurance expense and other professional service fees. Also included for the three months ended December 31, 2001 are $15.0 million of merger related expenses. During the three months ended December 31, 2000, we recorded approximately $1.3 million of expenses related to a planned initial public offering of stock that did not occur in 2000. The remaining fluctuation in general and administrative expenses from the first quarter of 2001 compared to the same quarter in the prior year is due to an increase in personnel and other corporate infrastructure associated with our growth.

     Non-cash Stock Option Compensation

         During the three months ended December 31, 2001, we recorded non-cash compensation expense of approximately $4.0 million related to the remaining amortization of the deferred compensation expense associated with the stock options granted in July 2000. These options became fully vested at the time of the merger. For the three months ended December 31, 2000, we recorded approximately $.5 million in non-cash compensation expense.

     Depreciation and Amortization

         For the three months ended December 31, 2001, depreciation expense increased to $6.4 million, compared to approximately $2.9 million for the three months ended December 31, 2000, an increase of $3.5 million. The increase in depreciation expense is due to assets placed in service for fourteen additional markets since December 31, 2000. We incurred capital expenditures of $24.3 million in the three months ended December 31, 2001, compared to capital expenditures of $25.8 million for the three months ended December 31, 2000.

      Amortization of Intangible Assets

         Amortization of intangible assets relates to the amounts recorded in July 2000 for the right to provide Sprint PCS service in twenty additional Iowa, Nebraska and Michigan markets and in February 2001 for the right to provide Sprint PCS service in the Iowa City and Cedar Rapids, Iowa markets. For the three months ended December 31, 2001, we recorded approximately $0.5 million of amortization expense compared to approximately $0.2 million for the three months ended December 31, 2000. The increase is due to the amortization expense related to the intangible recorded for the two Iowa markets in February 2001.

     Interest Income

         For the three months ended December 30, 2001, interest income was $0.2 million compared to $1.5 million for the three months ended December 31, 2000, a decrease of $1.3 million. Interest income decreased due to a decrease in our cash and cash equivalents balance to fund our operating expenses and network build-out.

     Interest Expense

         For the three months ended December 31, 2001, interest expense was $5.1 million, net of capitalized interest of approximately $2.3 million, compared to interest expense of approximately $5.5 million, net of capitalized interest of approximately $1.5 million, for the three months ended December 31, 2000. The increase in interest expense in the three months ended December 31, 2001 is the result of additional borrowings on our current senior secured credit facility.

     Other Income (Expense), Net

         Other income (expense) is principally comprised of gain on tower sales. We did not sell any towers during the three months ended December 31, 2001. During the three months ended December 31, 2000, we recorded a loss of approximately $3.5 million for site acquisition costs for sites that were either not feasible or not necessary for our network build-out. For the three months ended December 31, 2000, we sold eighteen towers to American Tower for $4.8 million, resulting in a total gain of approximately $1.7 million, of which approximately $0.3 million was recognized and the remainder is being amortized over the initial lease term of ten years.

     Cumulative Effect of a Change in Accounting Principle

         In connection with our merger with AirGate, we recorded a cumulative effect of a change in our accounting for our senior secured notes to reflect our change to another acceptable methodology of the effective interest method under generally accepted accounting principles in the United States, to mirror the methodology used by our parent, AirGate. The cumulative effect reduced our accumulated deficit by approximately $4.3 million.

     Net Loss

         For the three months ended December 31, 2001, our net loss was approximately $41.9 million, an increase of $21.7 million over a net loss of $20.2 million for the three months ended December 31, 2000. The increase in net loss was due primarily to merger expenses of $15.0 million and non-cash compensation of $4.0 million, as well as the result of increased operating expenses associated with maintaining a larger customer base and a larger network along with significantly higher customer additions. Additionally, higher depreciation expense for a larger in-service network coupled with increased interest expense related to our debt was recorded during the first fiscal quarter of this year than in the prior year. The increase in operating expenses was partially offset by increased service, equipment and other revenues and a cumulative effect of a change in accounting principle of approximately $4.3 million to reflect our change to the methodology used by our parent, AirGate, in amortizing interest on our senior secured notes. For the three months ended December 31, 2000, our net loss was caused primarily by cost of services exceeding service revenues and costs associated with handset subsidies, selling, general and administrative expense, depreciation and amortization associated with the markets launched in 1999 and 2000. We also recorded approximately $1.3 million of expenses related to a planned initial public offering of stock that did not occur in 2000.

Income Taxes

         Prior to July 12, 2000, our predecessor operated as a limited liability company and, as a result, our losses were included in the income tax returns of our members. Subsequent to July 12, 2000, the date of reorganization as discussed in the notes to our financial statements, we became a C Corporation and began accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." No benefit for federal income taxes has been recorded for the periods ended December 31, 2001 and December 31, 2000 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss carry forwards, is offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to our losses since inception.

Liquidity and Capital Resources

         As of December 31, 2001, we had $9.9 million in cash and cash equivalents, compared to $54.6 million in cash and cash equivalents at September 30, 2001. Our net working capital deficit was $27.1 million at December 31, 2001, compared to working capital of $38.6 million at September 30, 2001.

     Net Cash Used in Operating Activities

         Net cash used in operating activities was approximately $21.2 million for the three months ended December 31, 2001 and was approximately $10.1 million for the three months ended December 31, 2000. Cash used in operating activities was primarily attributable to operating losses offset by depreciation and amortization expense, non-cash interest, non-cash compensation expense and working capital needs.

     Net Cash Used In Investing Activities

         Net cash used in investing activities was approximately $23.4 million for the three months ended December 31, 2001 and approximately $22.3 million for the three months ended December 31, 2000. The expenditures related primarily to the purchase of our network infrastructure equipment, offset partially with the proceeds from tower sales in 2000.

     Net Cash Provided By Financing Activities

         Net cash used in financing activities was approximately $0.1 million for the three months ended December 31, 2001 and consisted primarily of debt issuance costs. Net cash provided by financing activities during the quarter ended December 31, 2000 was approximately $90.1 million and consisted primarily of debt borrowings and cash provided by the proceeds from the sale of our series A-2 redeemable convertible preferred stock offset with debt financing costs.

     Liquidity

         At December 31, 2001, we had $9.9 million of cash and cash equivalents and total availability under our senior secured credit facility of $90.0 million. By September 2003, we expect that our customer base will have increased to a size sufficient for us to generate net free cash flow (earnings before interest, taxes, depreciation, amortization, plus non-cash stock option expense less capital expenditures and cash interest payments). We expect our free cash flow after September 2003 will be sufficient to meet the cash requirements of the business including; capital expenditures, cash interest and working capital needs. Based on internal projections and the current condition and trends of our business and industry, we anticipate that from January 1, 2002, until we become a net generator of cash (free cash flow positive) in the three months ended September 30, 2003, a portion of the $99.9 million of cash and cash equivalents and availability under the senior secured credit facility will be utilized as follows (amounts in millions):


At December 31, 2001:
    Cash and cash equivalents                                                                 $9.9
    Borrowing availability under senior secured credit facility                               90.0
                                                                                             -----
Total available cash at December 31, 2001                                                    $99.9
                                                                                             -----


Estimated sources (uses) from January 1, 2002 to June 30, 2003:
     EBITDA (Earnings before interest,
          taxes, depreciation and amortization)                                   ($18.0) - ($20.0)
     Sale of tower assets                                                              10.0 - 12.0
     Capital expenditures                                                           (45.0) - (46.0)

     Cash interest payments                                                           (8.0) - (9.0)
     Working capital requirements                                                    (9.0) - (10.0)
                                                                                  ----------------
Estimated net uses                                                                ($72.0) - ($73.0)
                                                                                  ----------------

Estimated cash available at September 30, 2003                                       $27.0 - $28.0
                                                                                  ================


Factors That May Affect Operating Results and Liquidity

         In addition to the Investment Considerations included herein, the following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

         We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. We incurred EBITDA (earnings before interest, taxes, depreciation and amortization) losses of $27.0 million in the three months ended December 31, 2001. Our business projections reflect continuing growth in our subscriber base and a reduction and eventual elimination of EBITDA losses as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers. If we acquire too many new customers, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater EBITDA losses in the near term but higher cash flows in later periods. Conversely, if there is a slowdown in new subscriber growth in the wireless industry, we may acquire fewer new customers, which would result in lower EBITDA losses in the near term but lower cash flows in later periods.

         We may experience a higher churn rate than our historical churn rate. Our average customer monthly churn (net of 30 day returns and a reserve for first payment default customers) for the three months ended December 31, 2001 was slightly 2.6%. This rate of churn was higher than our historical average and is expected to increase slightly into 2002 before declining in the second half of calendar 2002. If the rate of churn was not to decline as expected or was to increase materially above its current levels and remain there, we would lose the cash flow attributable to these customers and have greater EBITDA losses.

         We may not be able to reinstate the deposit requirement for new sub-prime credit customers. We have requested that Sprint reinstate a customer deposit for all sub-prime customers acquired after February 24, 2002. Sprint has indicated its willingness to make the required program changes to effect the deposit requirement for sub-prime customers (which was present in all of our distribution channels until May 2001, when Sprint introduced No

Deposit Account Spending Limits (NDASL)). As of December 31, 2001, approximately 38% of our 163,514 customers had a credit rating placing them in the sub-prime category. In addition, because Sprint does not plan to reinstate a deposit in its markets, we may experience difficulty in implementing a deposit requirement in national third party retailers in our territory. Our inability to collect a deposit from sub-prime customers may result in a higher rate of customer churn and additional bad debt expense than our business plan projects.

         We may receive a significantly lower roaming rate in 2003 and thereafter. We are paid a fee from Sprint for every minute that a Sprint PCS subscriber based outside of our territory uses our network; we refer to such fees as roaming revenue. Similarly, we pay a fee to Sprint for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as roaming expense. Under our original agreements with Sprint, Sprint had the right to change the reciprocal roaming rate exchanged for customers who roam into the other party's or another network partner's network. We have an agreement with Sprint PCS that fixed this per minute reciprocal rate at $0.20 per minute of use through December 31, 2001. On April 27, 2001, we and Sprint PCS announced that we had reached an agreement in principle to reduce the reciprocal roaming rate exchanged between Sprint PCS and us for customers who roam into the other party's, or another network partner's, territory. Under the agreement in principle, the roaming rate for calendar year 2002 will not be less than $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement in principle have not yet been finalized. Depending on the details of the final agreement, the reciprocal roaming rate may be significantly less than the rate charged in 2002. While a much lower roaming rate would significantly reduce the roaming revenue we receive, it would also significantly reduce the roaming expense we pay to Sprint PCS. The ratio of roaming revenue to expense for the three months ended December 31, 2001 was 1.5 to one. We project that by 2003, the growth in our customer base will result in a ratio of revenue to expense approaching one to one, minimizing the net earnings and EBITDA impact of any substantial reduction in the roaming rate. If the ratio of roaming revenue to roaming expense was not to decline, a reduction in the reciprocal roaming rate could have an adverse effect on our cash cushion.

         Our ability to borrow funds under our senior secured credit facility may be restricted due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreements governing the senior secured credit facility. Our senior secured credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues, minimum EBITDA amounts and limiting capital expenditures. We believe that we are currently in compliance with all financial and operational covenants. Following the merger with AirGate, we proposed a new business plan for fiscal year 2002 which would have violated the EBITDA loss covenants of our senior secured credit facility in the second half of the fiscal year. We have recently completed an amendment to our credit facility, primarily to provide additional relief under this minimum EBITDA covenant. If we are unable to operate our business within the covenants specified in the senior secured credit facility, as amended, our ability to obtain future amendments to the covenants is not guaranteed and our ability to make borrowings required to operate our business could be restricted or terminated. Such a restriction or termination would have a material adverse affect on our liquidity.

         We may not be able to sell enough towers at an adequate price to generate proceeds projected in our business plan. Upon completion of our network build-out at March 31, 2002, we expect to own approximately 90 towers. We do not consider towers a strategic asset and plan on selling some or all of these assets as market terms and conditions permit. There are several companies that have traditionally been purchasers of towers in the wireless industry. However, the financial condition of these tower companies and their willingness and ability to purchase towers we own is not certain.

         Variable interest rates may increase substantially. At December 31, 2001, we had $50.0 million borrowed under our senior secured credit facility. The rate of interest on this facility is based on a margin above either the alternate bank rate (the prime lending rate in the

United States) or the London Interbank Offer Rate (LIBOR). Our weighted average borrowing rate on variable rate borrowings at December 31, 2001 was 5.81%. While our business plan uses a 7.0% base borrowing rate, increases in a market interest rate substantially above our estimates may result in unanticipated cash interest costs.

         We operate with negative working capital because of amounts owed to Sprint. Each month we pay Sprint amounts relating to: (i) roaming expense, (ii) the 8% affiliation fee, (iii) costs for customer support and billing, (iv) handsets purchased from Sprint, (v) reimbursements for commissions paid to national third party distributors such as Radio Shack, Best Buy and Circuit City, (vi) reimbursement for subsidies related to handsets sold by national third party distributors, and (vii) wholesale long distance expense that our customers use and that Sprint PCS customers incur related to roaming revenue. A reduction in the amounts we owe Sprint may result in a greater use of cash for working capital purposes than our business plan currently projects.

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

         Our $140.0 million senior secured credit facility provides for a $90.0 million senior secured term loan which matures on December 31, 2008, which is the first installment of the loan, or tranche A. The second installment, or tranche B, under the senior credit agreement is for a $50.0 million senior secured term loan, which matures on December 31, 2008. The credit agreement requires us to make quarterly payments of principal beginning March 31, 2004 for tranche A and tranche B, initially in the amount of 2.5% of the loan balance then outstanding and increasing thereafter. The commitment fee on unused borrowings ranges from 1.0 to 1.5%, payable quarterly. As of December 31, 2001, $90.0 million remained available for borrowing. Our obligations under the senior credit agreement are secured by all of our assets. As discussed above, we expect that cash and cash equivalents together with future advances under our credit facility will fund capital expenditures, operating losses and working capital requirements through the end of fiscal 2002, at which time we expect to generate positive EBITDA. Our senior secured credit facility is subject to certain restrictive covenants including maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues, minimum EBITDA amounts and limiting annual capital expenditures. We have recently completed an amendment to the facility, primarily to provide additional relief under the minimum EBITDA covenant, which we anticipated violating in future quarters.

         As of December 31, 2001, we believe that we are in compliance with all financial and operational covenants associated with our senior secured credit facility, senior subordinated discount notes, and Sprint management agreements.

         Contractual Obligations

         We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to our senior secured credit facility, senior discount notes, capital leases for office equipment and cell sites and non-cancelable operating lease agreements for office space, cell sites, and vehicles. Future minimum contractual obligations for the next five years and in the aggregate at December 31, 2001, are as follows (dollars in thousands):

                                                        Payments Due by Period
                           --------------------------------------------------------------------------------
                                                       Years Ended December 31,
                                                   --------------------------------
 Contractual Obligation       Total       2002       2003       2004       2005       2006     Thereafter
-------------------------  ------------ ---------- ---------- ---------- ---------- ---------- ------------
Senior Secured Credit
Facility (1)                $  50,000  $      -      $     -    $ 5,000     $ 7,500   $12,500     $ 25,000


Operating Leases (2)           70,422    11,430       11,271     10,714       9,483     6,311       21,213


Capital Leases                    788        44           44         45          47        49          559


Senior Discount Notes         300,000         -            -          -           -         -      300,000
                            ---------   -------      -------    -------     -------   -------     --------
Total                       $ 421,210   $11,474      $11,315    $15,759     $17,030   $18,860     $346,772
                            =========   =======      =======    =======     =======   =======     ========

(1) Total repayments are based on current borrowings under the senior secured credit facility as of December 31, 2001.

(2) Does not include payments due under renewals to the original lease terms.

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

Effect of Recently Issued Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for the fiscal years beginning after December 15, 2001, and is not expected to materially change the methods used by us to measure impairment losses on long-lived assets.

         In June, 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. We have adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption did not have a material adverse impact on our financial statements.

         In June, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the nonamortization provisions of the statement. We have adopted SFAS No. 142 as of October 1, 2001, and the impact of such adoption did not have a material adverse impact on our financial statements.

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

         We are subject to interest rate risk on our senior secured credit facility and any future financing requirements. Our variable rate debt consists of borrowings made under our senior secured credit facility of which we had borrowed $50.0 million at December 31, 2001. As required under the senior secured credit facility, on January 12, 2001, we entered into a three-year interest rate protection agreement with a counter party for a notional amount of $12.5 million that caps the three-month floating LIBOR interest rate at 7.25%.

         The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our senior secured credit facility based on our projected level of long-term indebtedness:



                                                                      Years Ending September 30
                                          ==================================================================================
                                             2002           2003         2004         2005          2006        Thereafter
                                          ------------    ---------    ----------   ----------    ---------    -------------
                                                              (In thousands)

Senior Discount notes: (1)                  $ 179,974    $ 210,328     $ 245,801    $ 287,256    $ 290,526         $     -
   Fixed interest rate                          14.00%       14.00%        14.00%       14.00%       14.00%          14.00%
   Principal payments                       $       -    $       -     $       -    $       -    $       -         $300,000

Senior Secured Credit facility: (2)         $ 105,500    $ 125,000     $ 115,625    $  98,436    $  70,309         $      -
   Variable interest rate (3)                    5.75%        5.75%         5.75%        5.75%        5.75%            5.75%
   Principal payments                       $       -    $       -     $   9,375    $  17,189    $  28,127         $ 70,309
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

(3)  Interest rate on our senior secured financing equals the lesser of either:
     o a base rate loan with an interest rate equal to 2.75% plus the higher of:
         o   the prime rate of the Toronto-Dominion Bank, New York Branch or;
         o   the federal fund effective rate plus 0.5%; or
     o a Eurodollar loan with an interest rate equal to the London interbank offered rate plus 3.75%. The London interbank offered rate is assumed to equal 2.0% for all periods presented, which is the current LIBOR rate.

Our primary market risk exposure relates to:

     o  the interest rate risk on our long-term and short-term borrowings; and
     o the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants.

        We manage the interest rate risk on our outstanding long-term and short-term debt through the use of fixed and variable rate debt and the use of an interest rate cap under the senior secured credit agreement. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities and Use of Proceeds.

          Set forth below is a description of our recent sales of unregistered securities.

          From January 8, 2001, the effective date of the Registration Statement on Form S-1, file no. 333-47682, until December 31, 2001, we did not incur any expenses for underwriting discounts and commissions, finders fees or expenses paid to or for underwriters in connection with the issuance and distribution of securities. During this period, we estimate that we incurred approximately $0.2 million for other expenses related to the registration of our senior discount notes. None of the other expenses were direct or indirect payments to our directors or officers or their associates, or persons owning 10% or more of any class of our equity securities or the equity securities of our affiliates. While the warrants became exercisable on July 15, 2001, we have received no proceeds from the offering during the period ended December 31, 2001.

Item 3.   Defaults upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          We submitted to a vote of our former stockholders, through a solicitation by proxy, the approval of the merger with AirGate and the merger agreement. The matters were submitted for a vote at a Special Meeting of Stockholders on November 27, 2001. A total of 67,946,896 shares were represented by proxy at the meeting, representing 99.98% of the 67,960,552 shares eligible to vote. All 67,946,896 shares represented were voted to approve the merger and the merger agreement.

Item 5.   Other Information.

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

Risks Relating to our Senior Discount Notes

  Our senior discount notes may not have an active market and the price may be volatile, so our noteholders may be unable to sell their notes at the price they desire or at all

    We cannot ensure that a liquid market will develop for our senior discount notes or that our noteholders will be able to sell any of their notes at a particular time, if at all, or that the price that they receive when they sell will be favorable. Future trading prices of the notes will depend on many factors, including our operating performance and financial condition, prevailing interest rates and the market for similar securities.

  We are a holding company and because the guarantees are unsecured and subordinated to debt that encumbers our guarantor subsidiaries' assets, the notes may not be fully repaid if we or our guarantor subsidiaries become insolvent

    The notes are unsecured obligations of ours. On November 30, 2001, we were acquired by AirGate through the merger of a wholly owned subsidiary of AirGate with us. As a result, we are now a wholly owned subsidiary of AirGate. The assets of AirGate, however, are not available to meet our obligations with respect to the notes. In addition, we are a holding company for operating subsidiaries and derive all our operating income from our subsidiaries. We are dependent on the earnings and cash flow of our subsidiaries to meet our obligations with respect to the notes. If we or our guarantor subsidiaries become insolvent, we or our guarantor subsidiaries may not have sufficient assets to make payments on amounts due on any or all of the notes or the subsidiary guarantees. In addition, the right to payment on the guarantees will be subordinated to all of our guarantor subsidiaries' existing and future senior debt. The senior secured credit facility is secured by liens on substantially all of the assets of our guarantor subsidiaries. If our guarantor subsidiaries were to default on the senior secured credit facility, such lenders could foreclose on the collateral regardless of any default with respect to the notes. These assets would first be used to repay in full all amounts outstanding under the senior secured credit facility. If our guarantor subsidiaries become bankrupt, liquidate, dissolve, reorganize or undergo a similar proceeding, such guarantor subsidiaries' assets will be available to pay obligations on the notes or the applicable guarantee only after all outstanding senior debt of such party has been paid in full. In addition, an event of default under the senior secured credit facility may prohibit us and the guarantors of the notes from paying the notes or the guarantees of the notes.

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

  Because federal and state statutes may allow courts to void the guarantees of the notes, our noteholders may not have the right to receive any money pursuant to the guarantees

    Although the guarantees of the notes provide our noteholders with a direct claim against the assets of the applicable guarantor, they are subordinate to claims under our senior secured credit facility secured by a first priority security interest in substantially all of our assets. In addition, creditors of a bankrupt guarantor may challenge the guarantee. If a challenge to a guarantee were upheld, then the applicable guarantee would be invalid and unenforceable, junior to all creditors, including trade creditors, of that guarantor.

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

  The indenture and the senior secured credit facility contain provisions and requirements that could limit our ability to pursue borrowing opportunities

    The restrictions contained in the indenture governing our senior discount notes, and the restrictions contained in our senior secured credit facility, may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, if needed, and engage in opportunistic transactions. The senior secured credit facility also restricts our ability and the ability of our subsidiaries and our future subsidiaries to do the following:

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

  Because the notes their issued with original issue discount, our noteholders will have to include interest in their taxable income before they receive cash.

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

  We will not be able to deduct a portion of our borrowing expense for federal income tax purposes because the original issue discount on the notes exceeds certain limitations

    The notes are classified as "applicable high yield discount obligations" for United States federal income tax purposes. We will not be entitled to deduct original issue discount accruing on the notes until such amounts are actually paid. In addition, because the yield to maturity of the notes is in excess of the sum of the applicable federal rate plus six percentage points, we are permanently precluded from deducting the original issue discount equal to such excess.

  The bankruptcy laws may reduce our noteholders claim in the event of our insolvency

    If a bankruptcy case were commenced by or against us under the United
States Bankruptcy Code, your claim with respect to the principal amount of the notes may be limited to an amount equal to the sum of the initial offering price and that portion of the original issue discount that is not deemed to constitute unmatured interest for purposes of the United States Bankruptcy Code. Any original issue discount that had not amortized as of the date of the bankruptcy filing could constitute unmatured interest for purposes of the United States Bankruptcy Code. To the extent that the United States Bankruptcy Code differs from the Internal Revenue Code of 1986, as amended in determining the method of amortization of original issue discount, our noteholders may recognize taxable gain or loss upon payment of their claim in bankruptcy.

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

          (b)     Reports on Form 8-K:

          On November 30, 2001, we filed a Current Report on Form 8-K reporting "Changes in Control of Registrant" pursuant to Item 1 reporting that on November 30, 2001, we were acquired by AirGate through the merger of a wholly owned subsidiary of AirGate with and into us. The Current Report also reported "Changes in Registrant's Certifying Accountant" pursuant to Item 4 reporting that at the effective time of the merger, AirGate, as our parent, replaced our independent accountant, Deloitte and Touche LLP, with KPMG, LLP. Among other things, the Current Report further stated that during the fiscal years ending December 31, 1999 and 2000 and the period ending September 30, 2001, there were no disagreements between us and Deloitte and Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

          On December 5, 2001, we filed an Amended Current Report on Form 8-K/A amending the Current Report on Form 8K filed on November 30, 2001. The sole purpose of such amendment was to extend the period during which we stated that we had no disagreements with Deloitte and Touche, LLP to include the subsequent interim period ending November 30, 2001.

        On December 20, 2001, we filed a Current Report on Form 8-K reporting a "Change in Fiscal Year" pursuant to Item 8 changing our fiscal year end from a calendar year ending December 31, to a fiscal year ending September 30.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   iPCS, INC.,
                                   Registrant

                                   By: /s/ Alan B. Catherall
                                       ----------------------------------
                                       Name:    Alan B. Catherall
                                       Title:   Chief Financial Officer
                                                (Duly Authorized Officer)


                                   By: /s/ Alan B. Catherall
                                       ----------------------------------
                                       Alan B. Catherall
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Chief Accounting Officer)


February 14, 2002

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

      10.40+++ Second Amendment to Amended and Restated Credit Agreement and Consent dated as of September 28, 2001, by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, and lendors named therein and Toronto Dominion (Texas), Inc., as administrative agent.

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

      10.43+++ First Amendment of Amended and Restated Employment Agreement effective as of August 28, 2001 by and between iPCS Wireless, Inc., Linda Wokoun and iPCS, Inc.

      10.44+++ First Amendment of Amended and Restated Employment Agreement effective as of August 28, 2001 by and between iPCS Wireless, Inc., Stebbins B. Chandor, Jr. and iPCS, Inc.

      10.45+++ First Amendment of Amended and Restated Employment Agreement effective as of August 28, 2001 by and between iPCS Wireless, Inc., Anthony R. Muscato and iPCS, Inc.

      18.1 Preferability letter dated February 14, 2002 from KPMG LLP regarding a change in accounting principle.

      21.1*       Subsidiaries of iPCS, Inc.

--------------------------------------------------------------------------------

* Incorporated by reference to exhibits filed with registrant's Form S-4 (Registration No. 333-47688).
** Incorporated by reference to exhibit filed with registrant's Form 8-K filed on March 15, 2001.
*** Incorporated by reference to exhibits filed with registrant's Form 10-K for the fiscal year ended December 31, 2000.
**** Incorporated by reference to exhibits filed with registrant's Form S-1 (Registration No. 333-32064).
***** Incorporated by reference to exhibits filed with registrant's Form 10-Q for the quarter ending March 31, 2001.
+ Incorporated by reference to exhibits filed with registrant's Form 10-Q for the quarter ending June 30, 2001.
++ Incorporated by reference to exhibits filed with registrant's Form 8-K filed on August 31, 2001.
+++ Incorporated by reference to exhibits filed with registrant's Form 10-Q for the quarter ending September 30, 2001.
Y        Confidential treatment has been requested on these documents.