Form 10-Q
period 2002-03-31
IPCS INC
filed 2002-05-15
CIK 1108727

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  Commission File Numbers: 333-47682, 333-47688

                                   iPCS, Inc.
             (Exact name of registrant as specified in its charter)

                      Delaware                                             36-4350876
                      --------                                             ----------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification Number)

   Harris Tower, 233 Peachtree St. NE, Suite 1700,
                  Atlanta, Georgia                                           30303
                  -----------------                                          -----
      (Address of principal executive offices)                             (Zip code)

        Registrant's telephone number, including area code (404) 525-7272

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     All outstanding shares of the registrant's common stock are owned by AirGate PCS, Inc.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format that omits the following Part II Items: Item 2, Changes in Securities; Item 3, Defaults Upon Senior Securities; and Item 4, Submission of Matters to a Vote of Security Holders. The reduced disclosure format also omits
Item 3 of Part I, Quantitative and Qualitative Disclosures About Market Risk. In addition, Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations has reduced disclosure that omits comparative analysis of operating results for the interim comparative three month periods.

                                   iPCS, INC.
                              SECOND QUARTER REPORT

                                TABLE OF CONTENTS

PART I    Financial Information

Item 1.   Financial Statements..................................................................................    3

          Consolidated Balance Sheets at March 31, 2002 and September 30, 2001 (unaudited)......................    3

          Consolidated Statements of Operations for the three months and
          six months ended March 31, 2002 and 2001 (unaudited)..................................................    4

          Consolidated Statements of Cash Flows for the six months ended March 31, 2002 and 2001 (unaudited)....    5

          Notes to the Consolidated Financial Statements (unaudited)............................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................   14

PART II   Other Information ....................................................................................   24

Item 1.   Legal Proceedings ....................................................................................   24

Item 5.   Other Information ....................................................................................   24

Item 6.   Exhibits and Reports on Form 8-K .....................................................................   33

                          PART I. FINANCIAL INFORMATION
                         Item 1. -- FINANCIAL STATEMENTS
                           iPCS, INC. AND SUBSIDIARIES
                (A Wholly Owned Subsidiary of AirGate PCS, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                  (dollars in thousands, except share amounts)

                                                                                                      March 31,    September 30,
                                                                                                        2002           2001
                                                                                                      ---------    -------------
Assets
Current assets:
   Cash and cash equivalents ......................................................................   $   7,160      $  54,579
   Accounts receivable, net of allowance for doubtful accounts of $5,324 and $2,713 respectively         11,979         11,752
   Receivable from Sprint PCS .....................................................................       3,305          4,816
   Inventories, net ...............................................................................       1,670          3,379
   Prepaid expenses ...............................................................................       2,799          3,007
   Direct customer activation costs ...............................................................       2,267          1,720
   Other current assets ...........................................................................         103             72
                                                                                                      ---------      ---------

      Total current assets ........................................................................      29,283         79,325
Property and equipment, net of accumulated depreciation of $36,263 and $22,067, respectively ......     233,649        198,161
Financing costs ...................................................................................       9,275          9,558
Intangible assets, net of accumulated amortization of $2,934 and $1,778, respectively (note 9) ....      29,657         39,934
Goodwill (note 9) .................................................................................       8,060             --
Other assets ......................................................................................       1,556          1,778
                                                                                                      ---------      ---------
                                                                                                      $ 311,480      $ 328,756
                                                                                                      =========      =========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable and accrued expenses ..........................................................   $  29,348      $  25,629
   Payable to Sprint PCS ..........................................................................      12,467         10,306
   Payable to AirGate PCS, Inc. ...................................................................         560             --
   Deferred revenue ...............................................................................       6,662          4,742
   Current maturities of long-term debt and capital lease obligations (note 4) ....................           2              7
                                                                                                      ---------      ---------
      Total current liabilities ...................................................................      49,039         40,684
Other long-term liabilities .......................................................................      13,977         11,694
Long-term debt and capital lease obligations, excluding current maturities (note 4) ...............     247,049        208,709
                                                                                                      ---------      ---------
      Total liabilities ...........................................................................     310,065        261,087
                                                                                                      ---------      ---------

Redeemable preferred stock $0.01 par value; 75,000,000 shares authorized; no shares and 23,090,909 shares issued and outstanding at March 31, 2002 and at
   September 30, 2001, respectively                                                                          --        121,548
                                                                                                      ---------      ---------

Stockholders' equity (deficit):
Common stock, $0.01 par value; 1000 shares and 300,000,000 shares authorized, 1000 shares and 44,869,643 shares issued and outstanding at March 31, 2002 and September 30, 2001,
respectively ......................................................................................          --            449
   Additional paid-in-capital .....................................................................     192,850         70,853
   Unearned stock compensation ....................................................................          --         (3,985)
   Accumulated deficit ............................................................................    (191,435)      (121,196)
                                                                                                      ---------      ---------
      Total stockholders' equity (deficit) ........................................................       1,415        (53,879)
         Commitments and contingencies ............................................................          --             --
                                                                                                      ---------      ---------
                                                                                                      $ 311,480      $ 328,756
                                                                                                      =========      =========

   See accompanying notes to the unaudited consolidated financial statements.

                           iPCS, INC. AND SUBSIDIARIES
                (A Wholly Owned Subsidiary of AirGate PCS, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
           (dollars in thousands, except share and per share amounts)

                                                                          Three Months Ended       Six Months Ended
                                                                              March 31,                March 31,
                                                                          -------------------    ---------------------
                                                                            2002       2001        2002         2001
                                                                          -------------------    ---------------------
Revenues:
   Service revenue                                                        $ 28,929   $  9,375    $  52,863    $ 14,794
   Roaming revenue                                                           7,781      5,168       21,846       8,728
   Equipment revenue                                                         1,748      1,539        4,116       2,535
                                                                          -------------------    ---------------------
                                                                            38,458     16,442       78,825      26,057
                                                                          -------------------    ---------------------
Operating Expenses:
   Cost of services and roaming (exclusive
      of depreciation, as shown separately below)                          (29,872)   (12,248)     (61,129)    (19,222)
   Cost of equipment                                                        (3,847)    (3,164)      (6,956)     (6,158)
   Selling and marketing                                                    (9,393)    (8,577)     (25,689)    (16,482)
   General and administrative expenses                                      (6,283)    (2,048)     (23,006)     (6,673)
   Non-cash stock compensation expense                                          --       (513)      (3,985)     (1,039)
   Depreciation                                                             (7,811)    (3,157)     (14,242)     (6,046)
   Amortization of intangible assets                                          (711)      (306)      (1,157)       (477)
   Asset impairments (note 10)                                              (2,894)        --       (6,395)         --
                                                                          -------------------    ---------------------
      Total operating expenses                                             (60,811)   (30,013)    (142,559)    (56,097)
                                                                          -------------------    ---------------------
      Operating loss                                                       (22,353)   (13,571)     (63,734)    (30,040)
                                                                          -------------------    ---------------------

Interest income                                                                 56      1,972          259       3,466
Interest expense                                                            (6,075)    (5,900)     (11,174)    (11,382)
Other income (expense), net                                                     75        534           75         836
                                                                          -------------------    ---------------------
      Loss before cumulative effect of a change in accounting principle    (28,297)   (16,965)     (74,574)    (37,120)
                                                                          -------------------    ---------------------
      Cumulative effect of a change in accounting principle                     --         --        4,335          --
                                                                          -------------------    ---------------------
      Net loss                                                            $(28,297)  $(16,965)   $(70,239)    $(37,120)
                                                                          -------------------    ---------------------

                                                                          -------------------    ---------------------
      Loss before cumulative effect of a change in accounting principle   $(28,297)  $(16,965)     (74,574)    (37,120)
                                                                          -------------------    ---------------------
      Dividends and accretion on redeemable preferred stock                     --     (2,458)     (47,624)     (3,540)
      Loss before cumulative effect of a change in accounting principle
          available to common stockholder's                                (28,297)   (19,423)    (122,198)    (40,660)
      Cumulative effect of a change in accounting principle                     --         --        4,335          --
                                                                          -------------------    ---------------------
      Net loss available to common stockholders'                          $(28,297)  $(19,423)   $(117,863)   $(40,660)
                                                                          ===================    =====================

   See accompanying notes to the unaudited consolidated financial statements.

                           iPCS, INC. AND SUBSIDIARIES
                (A Wholly Owned Subsidiary of AirGate PCS, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                                   Six Months Ended
                                                                                      March 31,
                                                                                   2002        2001
                                                                                 --------    --------
Cash flows from operating activities:
   Net loss ..................................................................   $(70,239)   $(37,120)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Asset impairments .........................................................      6,395          --
   Depreciation ..............................................................     14,242       6,046
   Amortization of intangible assets .........................................      1,157         477
   (Gain) on tower sales .....................................................         --        (831)
   Amortization of financing costs ...........................................        409         616
   Provision for doubtful accounts ...........................................      4,558         908
   Interest expense associated with accretion of discount ....................      9,153       5,695
   Non-cash stock option compensation ........................................      3,985       1,039
   Cumulative effect of accounting change ....................................     (4,335)         --
    Changes in assets and liabilities:
      Accounts receivable ....................................................     (5,971)     (1,070)
      Receivable from Sprint PCS .............................................      1,857      (4,238)
      Inventories, net .......................................................      1,709      (1,310)
      Prepaid expenses, other current and long term assets ...................       (133)     (1,171)
      Accounts payable, accrued expenses and other long term liabilities .....      4,932      12,222
      Payable to Sprint PCS ..................................................       (389)      1,630
      Deferred revenue .......................................................      2,342       2,900
                                                                                 --------    --------
                 Net cash used in operating activities .......................    (30,328)    (14,207)
                                                                                 --------    --------
Cash flows from investing activities:
   Capital expenditures ......................................................    (47,918)    (56,252)
   Acquisition of the Iowa City/Cedar Rapids, Iowa markets ...................         --     (31,823)
   Proceeds from tower sales .................................................         --       6,940
   Other .....................................................................        955         724
                                                                                 --------    --------
                  Net cash used in investing activities ......................    (46,963)    (80,411)
                                                                                 --------    --------

Cash flows from financing activities:
   Proceeds from borrowings under senior credit facilities ...................     30,000      25,000
   Payments made under capital lease obligations .............................         (3)        (16)
   Debt financing costs ......................................................       (125)       (840)
   Proceeds from sale of preferred stock .....................................         --      65,730
   Other .....................................................................         --         (46)
                                                                                 --------    --------
                  Net cash provided by financing activities ..................     29,872      89,828
                                                                                 --------    --------
                  Net decrease in cash and cash equivalents ..................    (47,419)     (4,790)
Cash and cash equivalents at beginning of period .............................     54,579     108,233
                                                                                 --------    --------
Cash and cash equivalents at end of period ...................................   $  7,160    $103,433
                                                                                 ========    ========
Supplemental disclosure of cash flow information - cash paid for interest ....   $  1,545    $    616
                                                                                 ========    ========
Supplemental disclosure for non-cash investing activities:
   Capitalized interest ......................................................   $  4,851    $  3,300
   Capital lease obligation ..................................................   $    191    $     --
   Accrued dividends on preferred stock ......................................   $ 40,426    $     --
   Accretion to redemption of preferred stock ................................   $  7,198    $     --

   See accompanying notes to the unaudited consolidated financial statements.

                           iPCS, INC. AND SUBSIDIARIES
                (A Wholly Owned Subsidiary of AirGate PCS, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

(1)  Business, Basis of Presentation and Summary of Significant Accounting
     Policies

     (a) Business and Basis of Presentation

iPCS, Inc. and subsidiaries (collectively, the "Company" or "iPCS") were created for the purpose of becoming a leading provider of wireless Personal Communication Services ("PCS"). On January 22, 1999, we entered into a management and related agreements with Sprint whereby we became the Sprint PCS network partner with the exclusive right to market 100% digital PCS wireless products and services under the Sprint and Sprint PCS brand names in fifteen markets in Illinois and Iowa. The Sprint agreements were amended in March 2000 to add twenty additional markets. On February 28, 2001, the Sprint agreements were amended to add the Iowa City and Cedar Rapids, Iowa markets to our territory. With these two amendments, the size of our territory was increased from a total population of 2.8 million residents to a total population of 7.4 million residents. The unaudited consolidated financial statements included herein includes the accounts of iPCS, Inc. and its subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of iPCS. The results of operations for the three months and six months ended March 31, 2002, are not indicative of the results that may be expected for the full fiscal year of 2002. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2001 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

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

     (b) Revenue Recognition

The Company sells wireless handsets and accessories, which are recorded at the time of the sale as equipment revenue. The Company also sells to customers a wireless service package, which is recognized monthly as service is provided and is included as service revenue. Roaming revenue is recorded when Sprint PCS subscribers from outside our territory and non-Sprint PCS subscribers roam onto the Company's network. A customer may purchase a wireless handset separately from the purchase of wireless services. The Company believes the sale of wireless handsets and accessories and the related costs of wireless handsets and accessories is a separate earnings process from the sale of wireless services to customers. The Company participates in the Sprint PCS national and regional distribution program in which national retailers such as Radio Shack sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint PCS for resale and receive compensation from Sprint PCS for products and services sold. For industry competitive reasons, Sprint PCS subsidizes the price of these handsets by selling the handsets at a price below cost. Under our management agreement with Sprint PCS, when a national retailer sells a handset purchased from Sprint PCS to a subscriber in the Company's territory, the Company is obligated to reimburse Sprint PCS for the handset subsidy that Sprint PCS originally incurred. The national retailers sell Sprint PCS wireless services under the Sprint PCS brands and marks. The Company does not receive any revenues from the sale of wireless handsets by national retailers. The Company classifies these Sprint PCS subsidy charges as a selling and marketing expense.

Sprint retains 8% of collected service revenues from Sprint PCS customers based in the Company's markets and from non-Sprint PCS subscribers who roam onto the Company's network. The amount retained by Sprint is recorded as cost of service and roaming. Revenues generated from the sale of handsets and accessories and from roaming services provided to Sprint PCS customers who are not based in the Company's markets are not subject to the 8% affiliation fee for Sprint.

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

Activation fee revenue and direct customer activation costs have been deferred and are recorded over the average life for those customers (30 months). For the three months ended March 31, 2002 and 2001, the Company recognized approximately $0.7 million and $0.1 million of activation fee revenue, respectively. For the six months ended March 31, 2002 and 2001, the Company recognized approximately $1.2 million and $0.3 million of activation fee revenue, respectively. For the three months ended March 31, 2002 and 2001, the Company recognized approximately $0.3 million and $0.2 million, respectively of direct customer activation costs. For the six months ended March 31, 2002 and 2001, the Company recognized approximately $0.5 million and $0.5 million, respectively of direct customer activation costs. As of March 31, 2002, the Company has deferred $5.0 million of activation fee revenue and $3.8 million of direct customer activation costs to future periods.

     (c) Recently Issued Accounting Pronouncements:

In November 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The Company occasionally offers rebates to customers that purchase wireless handsets in its stores. The Company's historical policy regarding the recognition of these rebates in the statement of operations is a reduction in the revenue recognized on the sale of the wireless handset by the amount of the rebate given. The Company's historically policy is in accordance with the guidance set forth in EITF 01-9. Therefore, the adoption of EITF 01-9 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No.144 is effective for fiscal years beginning after December 15, 2001. Early adoption of this statement is permitted. The Company has elected early adoption as of the beginning of its fiscal year on October 1, 2001. The adoption by the Company did not materially change the methods used by the Company to measure impairment losses on long-lived assets.

In June, 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company has adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption did not have a material adverse impact on the Company's financial statements.

In June, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. The Company adopted SFAS No. 142 as of October 1, 2001, and the impact of such adoption did not have a material adverse impact on the Company's financial statements.

(2)  Change in Accounting Principle

In connection with the merger of the Company with AirGate (as discussed in Note
8), the Company changed its method of amortizing interest expense on its senior discount notes effective as of October 1, 2001. While the Company's previous method of accounting was in accordance with accounting principles generally accepted in the United States of America, the Company believes it is preferable to use the same methodology as its parent, AirGate. AirGate's method of amortizing interest expense is also in accordance with accounting principles generally accepted in the United States of America.

The cumulative effect of this change in accounting for the periods through September 30, 2001, was a reduction in the carrying value of the senior notes by $4.3 million along with a corresponding decrease in the Company's accumulated deficit. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", the change in accounting has been reflected as a cumulative change in accounting effective as of October 1, 2001. The effect of the change for the six-month period ended March 31, 2002 was a reduction to interest expense of approximately $0.5 million.

(3)  Sprint Agreements

The Company records various transactions under the Sprint Agreements. These transactions occur in the cost of service and roaming, cost of equipment and selling and marketing captions in the statement of operations. Cost of service and roaming transactions relate to the 8% affiliation fee, long distance, roaming expenses, billing support and customer care support. Cost of equipment transactions relate to sold inventory purchased under the Sprint agreements. Selling and marketing transactions relate to subsidized costs on wireless handsets and commissions under Sprint's national distribution program. Amounts relating to the Sprint Agreements for the three and six months ended March 31, 2002 and 2001, are as follows (dollars in thousands):

                                                                     Three Months Ended
                                                                    ---------------------
                                                                    March 31,   March 31,
                                                                      2002        2001
                                                                    ---------   ---------
Amounts included in the Consolidated Statement of Operations:
   Cost of service and roaming...................................    $17,422      $8,325
   Cost of equipment.............................................      3,671       3,164
   Selling and marketing.........................................        748       2,792

                                                                      Six Months Ended
                                                                    ---------------------
                                                                    March 31,   March 31,
                                                                       2002        2001
                                                                    ---------   ---------
Amounts included in the Consolidated Statement of Operations:
   Cost of service and roaming...................................    $37,194     $12,403
   Cost of equipment.............................................      6,956       6,158
   Selling and marketing.........................................      8,260       5,378

(4)  Long-Term Debt

Long-term debt consists of the following at March 31, 2002 and September 30, 2001 (dollars in thousands):

                                                                             March 31,   September 30,
                                                                               2002          2001
                                                                             ---------   -------------
Senior credit facility...................................................       80,000       50,000
Senior subordinated discount notes.......................................      166,481      158,336
Capital lease obligations................................................          570          380
                                                                              --------     --------
   Total long-term debt and capital lease obligations....................      247,051      208,716
   Current maturities of long-term debt and capital lease obligations....            2            7
                                                                              --------     --------
   Long-term debt and capital lease obligations..........................     $247,049     $208,709
                                                                              ========     ========

As of March 31, 2002, $60.0 million remained available for borrowing under the senior credit facility.

On January 12, 2001, as required under the terms of the Company's senior secured credit facility, the Company entered into an interest rate cap agreement The agreement expires in three years and caps the three-month LIBOR interest rate at 7.25%.

On February 23, 2001, the Company entered into an amendment to the senior secured credit facility which included a consent to the expansion of its territory to include the Iowa City and Cedar Rapids, Iowa markets which amended certain covenant definitions and requirements.

On September 28, 2001, the Company entered into an amendment to the senior secured credit facility which included a consent to the merger with AirGate as discussed in Note 8, and which amended certain covenant definitions and requirements.

On December 20, 2001, the Company entered into an amendment to the senior secured credit facility that changed its fiscal year end from a calendar year ending December 31 to a fiscal year ending September 30. This became effective with our new fiscal year starting October 1, 2001.

Following our merger with AirGate, we proposed a new business plan for fiscal year 2002 which would have violated the EBITDA loss covenants of the senior secured credit facility in the second half of the fiscal year. On February 14, 2002, the

Company entered into an amendment which provided relief under this EBITDA loss covenant and modified other requirements. At March 31, 2002, the Company was in compliance with the covenants

(5)  Reorganization

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

(6)  Income Taxes

Prior to July 12, 2000, the Predecessor Company operated as a limited liability company ("LLC") and, as a result, its losses were included in the income tax returns of its members. Therefore, the accompanying consolidated financial statements do not include any income tax amounts prior to July 12, 2000. Subsequent to July 12, 2000, the date of reorganization as discussed in Note 5, the Company became a C Corporation and began accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income tax assets. Deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax basis of assets and liabilities which result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. In assessing the valuation of deferred income tax assets, management considers whether it is more likely than not that some portion of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three and six months ended March 31, 2002, as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss carry forwards, is offset by a full valuation allowance due to the Company's limited operating history.

(7) Condensed Consolidating Financial Information

The senior discount notes are fully, unconditionally, and jointly and severally guaranteed by iPCS Wireless, Inc. and iPCS Equipment, Inc., which are wholly-owned restricted subsidiaries of iPCS, Inc. iPCS Wireless holds the operating assets of the Company and is the obligor under the Company's senior secured credit facility. IPCS Equipment holds certain tower equipment. The following unaudited condensed consolidating financial information as of March 31, 2002 and September 30, 2001 and for the six months ended March 31, 2002 and 2001 is presented for iPCS, Inc., iPCS Wireless, Inc., and iPCS Equipment, Inc. (in thousands):

                      Condensed Consolidating Balance Sheet

                                 March 31, 2002

                              iPCS Inc   iPCS Wireless Inc   iPCS Equipment Inc   Eliminations   Consolidated
                              --------   -----------------   ------------------   ------------   ------------
Cash and cash equivalents     $    309       $  6,333              $   518         $      --       $  7,160

Property and equipment, net         --        196,596               37,112               (59)       233,649

Investment in subsidiaries      37,717             --                   --                --         37,717

Other assets                   325,742        109,445               11,257          (413,490)        32,954
                              --------       --------              -------         ---------       --------
    Total assets              $363,768       $312,374              $48,887         $(413,549)      $311,480
                              ========       ========              =======         =========       ========

Current liabilities           $    (16)      $149,932              $ 1,813         $(102,690)      $ 49,039

Other long-term                     --        271,781               52,996          (310,800)        13,977

Long-term debt                 166,482         80,567                   --                --        247,049
                              --------       --------              -------         ---------       --------
    Total liabilities          166,466        502,280               54,809          (413,490)       310,065

Common stock                        --             --                   --                --             --

Additional paid-in capital     192,850             --                   --                --        192,850

Accumulated deficit              4,452       (189,906)             (5,922)               (59)      (191,435)
Unearned stock option
compensation                        --             --                   --                --             --
                              --------       --------              -------         ---------       --------
   Total liabilities and
   stockholders'
   equity(deficit)            $363,768        312,374               48,887         $(413,549)       311,480
                              ========       ========              =======         =========       ========

                              $     --       $     --              $    --         $      --       $    --

                 Condensed Consolidating Statement of Operations

                    For the three months ended March 31, 2002

                                iPCS Inc   iPCS Wireless Inc   iPCS Equipment Inc   Eliminations   Consolidated
                                --------   -----------------   ------------------   ------------   ------------
Total revenues                   $   --         $ 38,458             $ 3,767           $(3,767)     $ 38,458

Cost of revenues                     --          (34,365)             (3,105)            3,751       (33,719)

Selling and marketing                --           (9,393)                 --                --        (9,393)

General and administrative          (52)          (6,226)                 (5)               --        (6,283)

Other                             2,723          (10,348)             (1,213)               --        (8,838)

Depreciation and amortization     (124)           (7,679)               (719)               --        (8,522)
                                 ------         --------             -------           -------      --------

Total expenses                    2,547          (68,011)             (5,042)            3,751       (66,755)
                                 ------         --------             -------           -------      --------

    Net loss                      2,547          (29,553)             (1,275)              (16)      (28,297)
                                 ------         --------             -------           -------      --------

                      Condensed Consolidating Balance Sheet

                               September 30, 2001

                                      iPCS Inc   iPCS Wireless Inc   iPCS Equipment Inc   Eliminations   Consolidated
                                      --------   -----------------   ------------------   ------------   ------------
Cash and cash equivalents             $    306       $  53,890            $   383          $      --       $  54,579

Property and equipment, net                 --         160,546             37,651                (36)        198,161

Intangible assets                           --              --                 --                 --              --

Other assets                           349,169         106,414              7,692           (387,259)         76,016
                                      --------       ---------            -------          ---------       ---------
    Total assets                      $349,475       $ 320,850            $45,726          $(387,295)      $ 328,756
                                      ========       =========            =======          =========       =========

Current liabilities                   $    739       $ 138,163            $ 3,836          $(102,054)      $  40,684

Other long-term                             --         252,031             45,241           (285,205)         12,067

Long-term debt                         158,336          50,000                 --                 --         208,336
                                      --------       ---------            -------          ---------       ---------
    Total liabilities                  159,075         440,194             49,077           (387,259)        261,087
                                      --------       ---------            -------          ---------       ---------

Redeemable preferred stock             121,548                                                               121,548
                                      --------       ---------            -------          ---------       ---------

Common stock                               449              --                 --                 --             449

Additional paid-in capital              70,853              --                 --                 --          70,853

Accumulated deficit                      1,535        (119,344)            (3,351)               (36)       (121,196)
Unearned stock option compensation      (3,985)             --                 --                 --          (3,985)
                                      --------       ---------            -------          ---------       ---------
    Total liabilities and
       stockholders'
       equity(deficit)                $349,475       $ 320,850            $45,726          $(387,295)      $ 328,756
                                      ========       =========            =======          =========       =========

                 Condensed Consolidating Statement of Operations

                     For the six months ended March 31, 2002

                                     iPCS Inc   iPCS Wireless Inc   iPCS Equipment Inc   Eliminations   Consolidated
                                     --------   -----------------   ------------------   ------------   ------------
Total revenues                        $    --       $  78,825             $ 5,206          $(5,206)       $ 78,825

Cost of revenues                           --         (69,138)             (4,131)           5,184         (68,085)

Selling and marketing                      --         (25,689)                 --               --         (25,689)

General and administrative             (7,213)        (15,788)                 (5)              --         (23,006)

Other                                   6,043         (24,785)             (2,478)              --         (21,220)

Depreciation and amortization            (247)        (13,989)             (1,163)              --         (15,399)
                                      -------       ---------             -------          -------        --------

Total expenses                         (1,417)       (149,389)             (7,777)           5,184         153,399)
                                      -------       ---------             -------          -------        --------

Loss before cumulative effect of a
change in accounting principle         (1,417)        (70,564)             (2,571)             (22)        (74,574)

Cumulative effect of a change in
accounting principle                    4,335              --                  --               --           4,335
                                      -------       ---------             -------          -------        --------

    Net loss                          $ 2,918       $ (70,564)            $(2,571)         $   (22)       $(70,239)
                                      =======       =========             =======          =======        ========

                 Condensed Consolidated Statement of Cash Flows

                     For the six months ended March 31, 2002

                                   iPCS Inc   iPCS Wireless Inc   iPCS Equipment Inc   Eliminations   Consolidated
                                   --------   -----------------   ------------------   ------------   ------------
Operating activities, net          $ 10,928         (39,797)            (1,436)            (23)          (30,328)

Investing activities, net                --         (44,367)            (2,619)             23           (46,963)

Financing activities, net           (10,925)         36,607              4,190              --            29,872
                                   --------        --------            -------            ----          --------
(Decrease) increase in cash
    and cash equivalents                  3         (47,557)               135              --           (47,419)

Cash and cash equivalents at
     beginning of period                306          53,890                383              --            54,579
                                   --------        --------            -------            ----          --------
Cash and cash equivalents at end
of period                          $    309        $  6,333            $   518            $ --          $  7,160
                                   ========        ========            =======            ====          ========

                 Condensed Consolidating Statement of Operations

                     For the six months Ended March 31, 2001

                                     iPCS Inc   iPCS Wireless Inc   iPCS Equipment Inc   Eliminations   Consolidated
                                     --------   -----------------   ------------------   ------------   ------------
Total revenues                       $    --         $ 26,057            $ 1,127           $(1,127)       $ 26,057

Cost of revenues                          --          (29,702)            (1,080)            1,122         (29,660)

Selling and marketing                     --          (12,202)                --                --         (12,202)

General and administrative            (3,164)          (3,481)               (28)               --          (6,673)

Other                                  6,735          (13,664)            (1,190)                           (8,119)
Depreciation and amortization           (248)          (6,229)               (46)               --          (6,523)
                                     -------         --------            -------           -------        --------

Total expenses                         3,323          (65,278)            (2,344)            1,122         (63,177)
                                     -------         --------            -------           -------        --------

Loss before cumulative effect of a
   change in accounting principle      3,323          (39,221)            (1,217)               (5)        (37,120)

Cumulative effect of a change in
   accounting principle                   --               --                 --                --              --
                                     -------         --------            -------           -------        --------

Net loss                             $ 3,323         $(39,221)           $(1,217)          $    (5)       $(37,120)
                                     =======         ========            =======           =======        ========

                 Condensed Consolidating Statement of Operations

                    For the three months Ended March 31, 2001

                                iPCS Inc   iPCS Wireless Inc   iPCS Equipment Inc   Eliminations   Consolidated
                                --------   -----------------   ------------------   ------------   ------------
Total revenues                   $   --        $ 16,442             $ 1,127           $(1,127)       $ 16,442

Cost of revenues                     --         (15,454)             (1,080)            1,122         (15,412)

Selling and marketing                --          (8,577)                 --                --          (8,577)

General and administrative         (137)         (1,911)                 --                --          (2,048)

Other                             2,294          (5,528)               (673)               --          (3,907)

Depreciation and amortization      (124)         (3,293)                (46)               --          (3,463)
                                 ------        --------             -------           -------        --------

Total expenses                    2,033         (34,763)             (1,799)            1,122         (33,407)
                                 ------        --------             -------           -------        --------

    Net loss                     $2,033        $(18,321)            $  (672)          $    (5)       $(16,965)
                                 ------        --------             -------           -------        --------

(8)  Merger

On August 28, 2001, the Company signed an agreement and plan of merger with AirGate, a Sprint PCS network partner, pursuant to which AirGate and the Company combined in a tax-free stock for stock transaction on November 30, 2001. In connection with the merger, AirGate issued to the former stockholders of iPCS approximately 12.4 million shares of AirGate common stock and assumed options and warrants to purchase approximately 1.1 million shares of AirGate common stock. At the effective time of the merger, each issued and outstanding share of the Company's common stock was converted into the right to receive approximately
0.1594 of a share of AirGate common stock, referred to as the exchange ratio. All shares of the Company's preferred stock were converted into the Company's common stock immediately prior to the effective time of the merger. At the effective time of the merger, AirGate assumed each un-expired and unexercised option and warrant to purchase shares of the Company's common stock and converted it into an option or warrant to purchase AirGate common stock based on one share of the Company's common stock equal to the exchange ratio of AirGate's common stock. In addition, the exercise price per share of AirGate common stock issuable under each converted option or converted warrant is equal to the per share exercise price of the Company option or warrant divided by the exchange ratio. The options became fully vested at the time of the merger and the warrants will remain subject to the terms and conditions set forth in the applicable warrant agreement.

(9)  Goodwill and intangible assets

On January 10, 2001, the Company exercised its option to purchase from Sprint certain telecommunications equipment and retail store assets and inventory located in the Iowa City and Cedar Rapids, Iowa markets. Concurrently with the closing, the Sprint management agreement which set forth the terms of the Company's long-term affiliation with Sprint was amended to reflect the expansion of the Company's territory to include these two additional Iowa markets. The Company closed on this transaction on February 28, 2001 and paid approximately $31.7 million for these two markets. The Company has accounted for this business combination using the purchase method. The Company made a preliminary allocation of the purchase price based on the fair values of the assets and liabilities acquired and allocated any excess amount over fair value to the intangible asset representing the right to provide service in the Iowa City and Cedar Rapids, Iowa markets under the Sprint agreements. During the three months ended March 31, 2002, the Company obtained the services of a nationally recognized appraisal firm to provide a final purchase price allocation. The final purchase price allocation assigned, approximately $14.1 million to the right to provide service under the Sprint agreements, $5.8 million to customer base, $8.1 million to goodwill, $2.9 million to property, plant and equipment and $0.8 million to trade receivables.

     The changes in the carrying amount of goodwill since September 30, 2001 are as follows (dollars in thousands):

     Balance as of September 30, 2001                    $    -
       Goodwill (from final purchase price allocation)    8,060
                                                         ------
     Balance as of March 31, 2002                        $8,060
                                                         ======

The carrying amount, accumulated amortization and estimated future amortization expense of acquired definite life intangibles at March 31, 2002, are as follows (dollars in thousands):

                                                         Gross
                                                       Carrying   Accumulated
                                                        Amount    Amortization
                                                       --------   ------------
Amortized intangible assets
---------------------------
Right to provide service under the Sprint agreements    $17,644      (2,090)
Right to provide service under the Sprint agreements
   -  warrants issued                                     9,147        (844)
Acquired customer base - Iowa markets                     5,800          --
                                                        -------     -------
    Total                                               $32,591     $(2,934)
                                                        =======     =======

Estimated amortization expense for the fiscal years ended September 30,

2002       $5,571
2003       $3,183
2004       $1,477
2005       $1,477
2006       $1,477

(10) Asset impairments

As a result of our merger with AirGate, management proposed new business plans with respect to our network build-out and organizational structure. Accordingly, the carrying value of property and equipment associated with identified locations affected by the proposed business plans were adjusted to their fair value. These adjustments to fair value resulted in impairments of approximately $6.4 million for the six months ended March 31, 2002. For the six months ended March 31, 2002, approximately $3.1 million of lease obligations costs were accrued in general and administrative costs, which represent the lease obligations associated with the exit of these locations.

(11) Tower sales

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

During the six months ended March 31, 2001 thirty towers were sold to American Tower for approximately $6.9 million, resulting in a gain of approximately $3.3 million of which approximately $0.8 million was recognized at the time of the sale and the remainder was deferred and is being amortized as a reduction to rental expense over the initial lease term of ten years.

   Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements contained herein regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, churn rates, ARPU (as defined in the Results of Operations), decreases in roaming rates, EBITDA (as defined in the Critical Accounting Policies), capital expenditures and other statements that include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek", "project" and similar expressions are forward-looking statements that involve risk and uncertainties. Actual future events or results may differ materially from these statements. Readers are referred to the documents filed by AirGate and iPCS with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including:

     .    the ability to successfully integrate the businesses of AirGate and
          iPCS;
     . the competitiveness and impact of Sprint PCS' pricing plans, products and services;
     .    customer quality;
     . the ability of Sprint to provide back office, customer care and other services;
     .    rates of penetration in the wireless industry;
     .    our significant level of indebtedness;
     .    adequacy of bad debt and other reserves;
     .    the potential to experience a high rate of customer turnover:
     .    the potential need for additional sources of liquidity;
     .    anticipated future losses;
     .    customer purchasing patterns;
     .    potential fluctuations in quarterly results;
     .    an adequate supply of infrastructure and subscriber equipment;
     .    risks related to future growth and expansion; and
     .    the volatility of the market price of our common stock.

These and other applicable risks are summarized under the captions "Factors That May Affect Operating Results and Liquidity" and "Future Trends Analysis", both included in this Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q and "Investment Considerations" included under Item 5 - Other Information of this Form 10-Q and elsewhere in this report.

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

At March 31, 2002, our Sprint PCS network covered 5.6 million of the 7.4 million residents in our Sprint PCS territory based on 2000 estimates compiled by Kagan's Wireless Telecom Atlas & Databook, 2001 Edition.

CRITICAL ACCOUNTING POLICIES

We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future. Some of the most critical accounting policies that might materially impact our results include:

Reserve for Doubtful Accounts

Estimates are used in determining our allowance for bad debt and are based both on our historical collection experience, current trends, credit policy and on a percentage of our accounts receivables by aging category. In determining these percentages, we look at historical write-offs of our receivables. Bad debt expense as a percentage of service revenues for the three and six months ended March 31, 2002 was 6.7% and 9.1%, respectively. Bad debt expense as a percentage of service revenues for the three and six months ended March 31, 2001, was 5.9% and 6.1%, respectively. Our allowance for doubtful accounts as of March 31, 2002 and September 30, 2001 was $5.3 million and $2.7 million, respectively. We also look at current trends in the credit quality of our customer base and changes in the credit policies. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account-spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit of $125 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on all credit classes ("NDASL"). As a result, a significant amount of our new customer additions (approximately 50% since May 2001) have been under the NDASL program. On November 15, 2001, the NDASL program has been replaced, in our territories, by the "Clear Pay program" which requires a $125 deposit requirement for the lowest credit class and featured increased back-office controls with respect to credit collection efforts. On February 24, 2002, the Clear Pay program was superceded in our territories by the "Clear Pay II program", which expanded the deposit requirement across all new sub-prime credit quality customers and not just the lowest credit class. We believe this new policy will reduce our future bad debt exposure.

Reserve for First Payment Default Customers

We reserve a portion of our new customers and related revenues from those customers that we anticipate will never pay a bill. Using historical information of the percentage of customers whose service was cancelled for non-payment without ever making a payment, we estimate the number of customers activated in the current period that will never pay a bill. For these customers, we record a reserve for 100% of their monthly revenues that we anticipate will never be collected and as a result these customers are not included in the churn statistics. At March 31, 2002 and September 30, 2001, we had in reserve approximately 2,000 and 4,000 customers, respectively. We anticipate that the requirement of a deposit for sub-prime customers activating on the Clear Pay II program will reduce the number of first payment default customers for which we will need to record a reserve and will reduce customer churn. If the estimate for first payment default customers is inadequate, our operating income, EBITDA and available cash would be reduced.

Reserve for Obsolete Excess Inventory

We currently record a reserve for obsolete or excess handset inventory for models that are no longer manufactured. With the migration to a 1XRTT network, we will need to continue to monitor the depletion of our current inventory levels. If we do not deplete the inventory that is not capable of providing 1XRTT services prior to our complete rollout of 1XRTT, we may have to record a reserve for any remaining obsolete inventory due to lower realizable retail prices on those handsets. If the estimate of obsolete or excess inventory is understated operating income and EBITDA would be reduced.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company's revenue recognition polices are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B. We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national third party resellers such as Radio Shack, Best Buy and Circuit City, or directly from Sprint. The Company believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to customers. Our customers pay an activation fee when they initiate service. We defer activation fee revenue over the average life of our customers, which we estimate to be 30 months. We recognize service revenue from our customers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments and billing corrections. The Company participates in the Sprint PCS national and regional distribution program in which national retailers such as Radio Shack sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint PCS for resale and receive compensation from Sprint PCS for products and services sold. For industry competitive reasons, Sprint PCS subsidizes the price of these handsets by selling the handsets at a price below cost. Under our management agreement with Sprint PCS, when a national retailer sells a handset purchased from Sprint PCS to a subscriber in the Company's territory, the Company is obligated to reimburse Sprint PCS for the handset subsidy that Sprint PCS originally incurred. The national retailers sell Sprint PCS wireless services under the Sprint PCS brands and marks. The Company does not receive any revenues from the sale of wireless handsets by national retailers. The Company classifies these Sprint PCS subsidy charges as a selling and marketing expense.

Goodwill and Intangible Assets

Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In our recording of the purchase of the Iowa City and Cedar Rapids, Iowa markets, we engaged a nationally recognized valuation expert to assist us in determining the fair value of these assets and liabilities. Included in the asset valuation for this purchase was the valuation of three intangible assets: the Iowa City and Cedar Rapids, Iowa customer base, the right to be the exclusive provider of Sprint PCS services in the Iowa City and Cedar Rapids territories and goodwill. For the customer base and the right to provide service under the Sprint Agreements, finite useful lives of thirty months and 205 months, respectively, have been assigned to these intangible assets and they will each be amortized over these respective useful lives. The Company evaluates acquired businesses for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important which could trigger an impairment review include the following:

     .    Significant decrease in the market value of an asset;
     . Significant changes in the manner of use of the acquired assets or the strategy for the overall business;
     . Significant adverse change in legal factors or negative industry or economic trends; and
     . Significant underperformance relative to current period and/or projected future operating profits or cash flows associated with an asset;

The Company engaged a nationally recognized appraisal firm to perform the required transitional goodwill impairment testing under SFAS 142. The Company did not recognize any goodwill impairment as the appraised fair value of iPCS exceeded the carrying value at March 31, 2002.

Future events could cause us to conclude that impairment indicators exist and that goodwill or intangibles associated with our acquired business is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes

As part of the process of preparing the Company's consolidated financial statements the Company is required to estimate its taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, the Company must establish a valuation allowance. Future taxable income depends on our ability to generate income in excess of allowable deductions. To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance that could materially impact the Company's financial condition and results of operations.

EBITDA

The Company defines EBITDA as earnings before interest, taxes, non-cash stock option compensation expense, depreciation, amortization of intangibles and asset impairment losses. EBITDA as defined by the Company may not be comparable to similarly titled measures by other companies.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The Company occasionally offers rebates to customers that purchase wireless handsets in its stores. The Company's historical policy regarding the recognition of these rebates in the statement of operations is a reduction in the revenue recognized on the sale of the wireless handset by the amount of the rebate given. The Company's historical policy is in accordance with the guidance set forth in EITF 01-9. Therefore, the adoption of EITF 01-9 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Early adoption of this statement is permitted. The Company has elected early adoption as of the beginning of its fiscal year on October 1, 2001. The adoption by the Company is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets.

In June, 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company has adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption did not have a material adverse impact on the Company's financial statements.

In June, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires non-amortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. The Company adopted SFAS No. 142 as of October 1, 2001, and the impact of such adoption did not have a material adverse impact on the Company's financial statements.

RESULTS OF OPERATIONS

For the six months ended March 31, 2002, compared to the six months ended March 31, 2001:

Terms such as customer additions, average revenue per user, churn and cost per gross addition are metrics used in the wireless telecommunications industry. None of these terms are measures of financial performance under accounting principles generally accepted in the United States. These terms, as used by the Company, may not be comparable to similar terms used by other companies.

Customer Additions

As of March 31, 2002, we provided personal communication services to 180,468 customers compared to 134,927 customers as of September 30, 2001, a net addition of 45,541 customers. The Company does not include in its customer base an estimate of first payment default customers. The increase in net new customers is due to customers attracted from other wireless carriers and increased demand for wireless services in the United States.

Average Revenue Per User

An important operating metric in the wireless industry is Average Revenue Per User (ARPU). ARPU summarizes the average monthly service revenue per customer, excluding roaming revenue. ARPU is computed by dividing service revenue for the period by the average subscribers for the period, which is net of an adjustment for first payment default customers. For the six months ended March 31, 2002, ARPU was $56. For the six months ended March 31, 2001, ARPU was $56.

Churn

Churn is the monthly rate of customer turnover expressed as the percentage of the total customer base that both voluntarily and involuntarily discontinued service during the month. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns and an adjustment for estimated first payment default customers, by the average customer base for the period. Churn for the six months ended March 31, 2002, was 2.6%, compared to 2.0% for the six months ended March 31, 2001. The increase in churn is primarily a result of an increase in the number of sub-prime credit quality customers the Company added whose service was involuntarily discontinued during the period.

Cost Per Gross Addition

Cost Per Gross Addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing, cost of equipment and activation costs (which are included as a component of cost of service) and reducing that amount by the equipment revenue recorded. That net amount is then divided by the total new customers acquired during the period, reduced for the reserve for first payment default customers. CPGA was $356 for the six months ended March 31, 2002, compared to $375 for the six months ended March 31, 2001. The higher number of total new customers acquired in the six months ended March 31, 2002 compared to the year earlier period leveraged down the fixed costs of selling such as store costs and advertising over a greater number of customers.

Revenues

Service revenue and equipment revenue were $52.9 million and $4.1 million, respectively, for the six months ended March 31, 2002, compared to $14.8 million and $2.5 million, respectively, for the six months ended March 31, 2001, an increase of $38.1 million and $1.6 million, respectively. These increased revenues reflect the substantially higher average number of customers using the Company's network. Service revenue consists of monthly recurring access and feature charges and monthly non-recurring charges for local, long distance and roaming airtime usage in excess of the pre-subscribed usage plan. Equipment revenue is derived from the sale of handsets and accessories from our Sprint PCS stores, net of sales incentives, rebates and an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we receive a credit from Sprint, which is less than the amount we originally paid for the handset.

We recorded roaming revenue of $21.8 million during the six months ended March 31, 2002 (see roaming expense in Cost of Service and Roaming below), compared to $8.7 million for the six months ended March 31, 2001, an increase of $13.1 million. The increase is attributable to the larger wireless customer base for Sprint and its other network partners and additional coverage territory. We receive roaming revenue at a per-minute rate from Sprint or another Sprint PCS network partner when Sprint PCS subscribers outside of our territory use our network. For the six months ended March 31, 2002, such roaming revenue was $21.2 million, or 97% of the roaming revenue recorded in the period. We also receive non-Sprint PCS roaming revenue when subscribers of other wireless service providers who have roaming agreements with Sprint roam on our network.

For the calendar year 2001, the Company's reciprocal roaming rate was $0.20 per minute of use. Under an agreement in principle with Sprint, the roaming rate with respect to calendar year 2002 is $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement in principle reached by Sprint and its network partners has not yet been finalized. Depending on the details of the final agreement, the reciprocal roaming rate may be less than the rate charged in 2002. The reduction in revenues from any rate decrease will be partially offset by a lower cost of roaming expense.

Cost of Service and Roaming

The cost of service and roaming was $61.1 million for the six months ended March 31, 2002, compared to $19.2 million for the six months ended March 31, 2001, an increase of $41.9 million. Cost of service and roaming principally consists of costs to support the Company's customer base including: (i) network operating costs (including salaries, cell site lease payments, fees related to the connection of our switches to the cell sites that they support, inter-connect fees and other expenses related to network operations), (ii) back office services provided by Sprint PCS such as customer care, billing and activation,
(iii) the 8% of collected service revenue representing the Sprint affiliation fee, (iv) bad debt related to uncollectible accounts receivable and (v) long distance expense relating to inbound roaming revenue and our own customer's long distance usage and roaming expense when customers from our territory place calls on Sprint's PCS network.

Roaming expense included in the cost of service and roaming was $17.5 million for the six months ended March 31, 2002, compared to $6.0 million for the six months ended March 31, 2001, an increase of $11.5 million as a result of the substantial increase in our customer base. As discussed above, the per-minute rate we pay Sprint when customers from our territory roam onto the Sprint PCS network decreased beginning January 1, 2002. The increased roaming minutes resulting from increasing subscriber levels will be partially offset by the lower per minute rate paid to Sprint.

We were supporting 180,468 customers at March 31, 2002, compared to 83,783 customers at March 31, 2001. At March 31, 2002, our network consisted of 581 active cell sites and three switches compared to 326 active cell sites and one switch at March 31, 2001. There were approximately 58 employees performing network operations functions at March 31, 2002, compared to 40 employees at March 31, 2001. The 8% Sprint affiliation fee totaled $4.2 million in the six months ended March 31, 2002, compared to $1.3 million for the six months ended March 31, 2001, a $2.9 million increase related to the growth in service revenues.

Cost of Equipment

Cost of equipment was $7.0 million for the six months ended March 31, 2002, and $6.2 million for the six months ended March 31, 2001, an increase of $0.8 million. This increase is attributable to the increase in the number of customers added during the period, as cost of equipment includes the cost of handsets and accessories sold to customers from our Sprint PCS stores. The cost of handsets exceeds the amount received from customers because we subsidize the price of handsets to remain competitive in the marketplace.

Selling and Marketing

We incurred selling and marketing expenses of $25.7 million during the six months ended March 31, 2002, compared to $16.5 million in the six months ended March 31, 2001, an increase of $9.2 million. These amounts include retail store costs such as salaries and rent in addition to promotion, advertising and commission costs, and handset subsidies on units sold by national third party retailers for which we do not record revenue. Under our management agreement with Sprint PCS, when a national retailer sells a handset purchased from Sprint PCS to a subscriber in the Company's territory, the Company is obligated to reimburse Sprint PCS for the handset subsidy that Sprint PCS originally incurred. The national retailers sell Sprint PCS wireless services under the Sprint PCS brands and marks. At March 31, 2002, there were approximately 187 employees performing sales and marketing functions, compared to 65 employees as of March 31, 2001. A net 48,961 customers were added in the six months ended March 31, 2002 (net of expected first payment default customers), compared to 44,224 net customers added in the six months ended March 31, 2001.

General and Administrative

For the six months ended March 31, 2002, we incurred general and administrative expenses of $23.0 million, compared to $6.7 million for the six months ended March 31, 2001, an increase of $16.3 million. This increase was attributable to $19.4 million of merger related expenses associated with our merger with AirGate on November 30, 2001. Included in general and administrative costs are administrative wages and benefits, legal fees, insurance expense and other professional services.

Non-cash Stock Option Compensation

Non-cash stock option compensation expense was $4.0 million for the six months ended March 31, 2002, and $1.0 for the six months ended March 31, 2001. We apply the provisions of APB Opinion No. 25 and related interpretations in accounting for our stock option plans. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our common stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered. All stock options became fully vested at the time of the merger with AirGate and therefore all unearned stock option compensation at the time of the merger was recognized as expense.

Depreciation

For the six months ended March 31, 2002, depreciation increased to $14.2 million, compared to $6.0 million for the six months ended March 31, 2001, an increase of $8.2 million. The increase in depreciation expense relates primarily to additional network assets placed in service in 2001 and 2002. Depreciation will continue to increase as additional portions of our network are placed into service. We incurred capital expenditures of $56.2 million in the six months ended March 31, 2002 compared to capital expenditures of $70.7 million in the six months ended March 31, 2001.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amounts recorded in July 2000 for the right to provide Sprint PCS service in twenty additional Iowa, Nebraska and Michigan markets and in February 2001 for the right to provide Sprint PCS service in the Iowa City and Cedar Rapids, Iowa markets. For the six months ended March 31, 2002, we recorded approximately $1.2 million of amortization expense compared to approximately $0.5 million for the six months ended March 31, 2001. The increase is due to the amortization expense related to the Iowa markets that were purchased in February 2001.

Asset Impairments

As a result of our merger with AirGate, management proposed new business plans with respect to our network build-out and organizational structure. Accordingly, the carrying value of property and equipment associated with identified locations affected by the proposed business plans were adjusted to their fair value. These adjustments to fair value resulted in impairments of approximately $6.4 million for the six months ended March 31, 2002.

Interest Income

For the six months ended March 31, 2002, interest income was $0.3 million compared to $3.5 million for the six months ended March 31, 2001, a decrease of $3.2 million. We had higher cash and cash equivalent balances for the six months ended March 31, 2001, resulting from the remaining proceeds from our debt offering and proceeds from the sale of preferred stock. As capital expenditures were required to complete the build-out of our PCS network, and as working capital and operating losses were funded, decreasing cash balances and lower interest rates resulted in lower interest income.

Interest Expense

For the six months ended March 31, 2002, interest expense was $11.2 million, compared to $11.4 million for the six months ended March 31, 2001, a decrease of $0.2 million. The decrease is primarily attributable to increased capitalized interest of $1.9 million, lower interest rates and a change in the effective interest method used to accrete our senior discount notes (as discussed in note
2), offset in part by increased average borrowings on the senior secured credit facility.

Cumulative Effect of a Change in Accounting Principle

In connection with the merger of the Company with AirGate (as discussed in Note 8), the Company changed its method of amortizing interest expense on its senior discount notes effective as of October 1, 2001. While the Company's previous method of accounting was in accordance with accounting principles generally accepted in the United States of America, the Company believes it is preferable to use the same methodology as its parent, AirGate. AirGate's method of amorizing interest expense is also in accordance with accounting principles generally accepted in the United States of America.

The cumulative effect of this change in accounting for the periods through September 30, 2001, was a reduction in the carrying value of the senior notes by $4.3 million along with a corresponding decrease in the Company's accumulated deficit. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", the change in accounting has been reflected as a cumulative change in accounting effective as of October 1, 2001. The effect of the change for the six-month period ended March 31, 2002 was a reduction to interest expense of approximately $0.5 million.

Net Loss

For the six months ended March 31, 2002, the net loss was $70.2 million, a increase of $33.1 million from a net loss of $37.1 million for the six months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had $7.2 million in cash and cash equivalents, compared to $54.6 million in cash and cash equivalents at September 30, 2001. Our net working capital deficit was $19.8 million at March 31, 2002, compared to positive working capital of $12.2 million at September 30, 2001.

Net Cash Used in Operating Activities

The $30.3 million of cash used in operating activities in the six months ended March 31, 2002, was the result of the Company's $70.2 million net loss offset by $35.6 million of asset impairments, depreciation, amortization of note discounts, financing costs, amortization of intangibles, cumulative effect of accounting change, provision for doubtful accounts, non-cash stock option compensation and positive net working capital changes of $4.3 million. The $14.2 million of cash used in operating activities in the six months ended March 31, 2001 was the result of the Company's $37.1 million net loss being partially offset by a net $9.0 million in cash provided by changes in net working capital and $13.9 million of depreciation, amortization of note discounts, provision for doubtful accounts, amortization of financing costs and non-cash stock option compensation.

Net Cash Used in Investing Activities

The $47.0 million of cash used in investing activities during the six months ended March 31, 2002, includes $47.9 million for capital expenditures. Capital expenditures during the six months ended March 31, 2002, related to investments to upgrade our network to 1XRTT, expansion of switch capacity and expansion of coverage in our territories. For the six months ended March 31, 2001, cash used in investing activities of $80.4 million includes cash payments of $56.3 made for capital expenditures, $31.8 million for the acquisition of the Iowa City/Cedar Rapids, Iowa markets offset by proceeds of $6.9 million from the sale of tower assets.

Net Cash Provided by Financing Activities

The $29.9 million in cash provided by financing activities during the six months ended March 31, 2002, includes $30.0 million in borrowings under senior credit facility. The $89.8 million of cash provided by financing activities in the six months ended March

31, 2001 includes $25.0 million borrowed under the senior credit facility and $65.7 million of proceeds from the sale of redeemable convertible preferred stock.

Liquidity

At March 31, 2002, we had $7.2 million of cash and cash equivalents and total availability under our senior credit facility of $60.0 million. iPCS is an unrestricted subsidiary of AirGate. As a result of this designation, funds available under each of AirGate's and iPCS' senior credit facilities and cashflows from AirGate and iPCS can only be used by AirGate or iPCS, as applicable. To date, we have used proceeds from our senior subordinated discount notes, proceeds from the sale of redeemable convertible preferred stock and borrowings from the senior credit facility to fund capital expenditures, operating losses, working capital and cash interest needs while we built out our digital PCS network and acquired customers. By June 2003, we expect that our customer base will have increased to a size sufficient for us to generate free cash flow, which is defined as EBITDA minus capital expenditures and cash interest payments. We expect our free cash flow after June 2003 will be sufficient to meet currently anticipated cash requirements of the business including: capital expenditures, cash interest, required amortizations of principal under our senior credit facility and working capital needs. Our projections contain significant assumptions including projections for gross new customer additions, ARPU, churn, bad debt expense and roaming revenue. Based on internal projections and the current condition and trends of our business and industry, we anticipate that from April 1, 2002 until we become a net generator of cash (free cash flow positive) in the three months ended June 30, 2003, a portion of the $67.2 million of cash and cash equivalents and availability under our senior secured credit facility discussed above, will be utilized as follows (amounts in millions):

At March 31, 2002:
    Cash and cash equivalents                            $ 7.2
    Borrowing availability under senior
         credit facility                                  60.0
                                                 -------------
Total available cash at March 31, 2002                  $ 67.2

Ranges of estimated sources (uses) from April
1, 2002 to June 30, 2003:
     EBITDA (as defined in Critical Accounting
Policies)                                         ($11) - ($12)
     Sale of tower assets                              10 - 12
     Capital expenditures                           (25) - (26)
     Cash interest payments                           (6) - (7)
     Working capital requirements                     (7) - (8)
                                                 -------------
Estimated net uses                                ($37) - ($43)
                                                 -------------

Estimated cash available at June 30, 2003        $24.2 - $30.2

--------------------------------------------------------------------------------

Factors That May Affect Operating Results and Liquidity

In addition to the Investment Considerations included herein, the following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. For the six months ended March 31, 2002, we incurred an EBITDA loss of $(38.0) million. Our business projections reflect continuing growth in our subscriber base and a reduction and eventual elimination of EBITDA losses as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater EBITDA losses in the near term but higher cash flows in later periods. Conversely, if there is a slowdown in new subscriber growth in the wireless industry, we may acquire fewer new customers, which would result in lower EBITDA losses in the near term but lower cash flows in later periods.

We may experience a higher churn rate. Our average customer monthly churn (net of 30 day returns and a reserve for first payment default customers) for the six months ended March 31, 2002 was 2.6%. This rate of churn was higher than our historical average and may continue in the quarter ended June 30, 2002, before an anticipated decline in the second half of calendar 2002. If the rate of churn were not to decline as expected or to increase materially above its current levels and remain there, we would lose the cash flow attributable to these customers and have greater EBITDA losses.

We may receive a significantly lower roaming rate in 2003 and thereafter. We are paid a fee from Sprint for every minute that a Sprint PCS subscriber based outside of our territory uses our network; we refer to such fees as roaming revenue. Similarly, we pay a fee to Sprint for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as roaming expense. Under our original agreements with Sprint, Sprint had the right to change the reciprocal roaming rate exchanged for customers who roam into the other party's or another network partner's network. We had an agreement with Sprint PCS that fixed this per minute reciprocal rate at $0.20 per minute of use through December 31, 2001. The roaming rate with respect to calendar year 2002 is $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement in principle regarding the roaming rate between Sprint and its network partners has not yet been finalized. Depending on the details of the final agreement, the reciprocal roaming rate may be less than the rate charged in 2002. While a much lower roaming rate would significantly reduce the roaming revenue we receive, it would also significantly reduce the roaming expense we pay to Sprint. The ratio of roaming revenue to expense for the six months ended March 31, 2002, was 1.2 to one. We project that by 2003, the growth in our customer base will result in a ratio of revenue to expense approaching one to one, minimizing the net earnings and EBITDA impact of any substantial reduction in the roaming rate.

Our ability to borrow funds under our senior credit facility may be restricted or terminated due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreements governing the senior credit facility. The senior credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues, maximum EBITDA losses and limiting capital expenditures. We believe that we are currently in compliance with all financial and operational covenants relating to the iPCS senior credit facility. We have recently completed an amendment to the senior credit facility, primarily to provide additional relief under the maximum EBITDA losses covenant, which we anticipated not meeting in future quarters. If we are unable to operate the business within the covenants specified in the senior credit facility, as amended, as applicable, our ability to obtain future amendments to the covenants in the senior credit facility is not guaranteed and our ability to make borrowings required to operate the business could be restricted or terminated. Such a restriction or termination would have a material adverse affect on our liquidity.

We may not be able to sell enough towers at an adequate price to generate proceeds projected in our business plan. We own 87 towers. We do not consider towers a strategic asset and plan on selling some or all of these assets as market terms and conditions permit. There are several companies that have traditionally been purchasers of towers in the wireless industry. However, the financial condition of these tower companies and their willingness and ability to purchase towers we own is not certain.

Variable interest rates may increase substantially. At March 31, 2002, we had borrowed $80.0 million under the senior credit facility. The rate of interest on our senior credit facility is based on a margin above either the alternate bank rate (the prime lending rate in the United States) or the London Interbank Offer Rate (LIBOR). Our weighted average borrowing rate on variable rate borrowings at March 31, 2002, was 5.8%. While our business plan uses a 6.7% base-borrowing rate, increases in a market interest rate substantially above our estimates may result in unanticipated cash interest costs.

We operate with negative working capital because of amounts owed to Sprint. Each month we pay Sprint amounts relating to: (i) roaming expense, (ii) the 8% affiliation fee, (iii) costs for customer support and billing, (iv) handsets purchased from Sprint, (v) reimbursements for commissions paid to national third party retailers such as Radio Shack, Best Buy and Circuit City, (vi) reimbursement for subsidies related to handsets sold by national third party retailer, and (vii) wholesale long distance expense that our customers incur and that Sprint PCS customers incur related to roaming revenue. A reduction in the amounts we owe Sprint may result in a greater use of cash for working capital purposes than our business plan currently projects.

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

Capital Resources

The senior secured discount notes due 2010 will require cash payments of interest beginning on January 15, 2006.

The $140.0 million senior credit facility provides for a $90.0 million senior secured term loan which matures on December 31, 2008, which is the first installment of the loan, or tranche A. The second installment, or tranche B, under the senior credit agreement is for a $50.0 million senior secured term loan, which matures on December 31, 2008. The credit agreement requires us to make quarterly payments of principal beginning March 31, 2004 for tranche A and tranche B, initially in the amount of 2.5% of the loan balance then outstanding and increasing thereafter. The commitment fee on unused borrowings ranges from 1.00% to 1.50%, payable quarterly. As of March 31, 2002, $60.0 million remained available for borrowing under the senior credit facility. Our obligations under the senior credit agreement are secured by all of the Company's operating assets. As discussed above, we expect that cash and cash equivalents together with future advances under the senior credit facility will fund capital expenditures, operating losses and working capital requirements through the end of fiscal 2003, at which time we expect to generate positive EBITDA. The senior credit facility is subject to certain restrictive covenants including maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues, maximum EBITDA losses and limiting annual capital expenditures. We have recently completed an amendment to the senior credit facility, primarily to provide additional relief under the maximum EBITDA losses covenant, which we anticipated violating in future quarters.

As of March 31, 2002, management believes that we are in compliance with all material financial and operational covenants associated with our senior credit facility, senior subordinated discount notes, and Sprint agreements.

Contractual Obligations

We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the senior credit facility, the senior secured discount notes, capital leases and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future minimum contractual cash obligations for the next five years and in the aggregate at March 31, 2002, are as follows (dollars in thousands):

                                                     Payments Due By Period
                             -----------------------------------------------------------------------
                                                            Years Ended March 31,
                                        -----------------------------------------------
  Contractual Obligation      Total      2003      2004      2005      2006      2007     Thereafter
  ----------------------     --------   -------   -------   -------   -------   -------   ----------
Senior credit facility (1)     80,000        --     2,000     9,000    14,000    20,000      35,000
Operating leases (2)           70,442    11,430    11,271    10,714     9,483     6,331      21,213
Capital leases                    961        70        73        76        79        82         581
Senior subordinated
 discount notes               300,000        --        --        --        --        --     300,000
                             --------   -------   -------   -------   -------   -------    --------
  Total                      $451,403   $11,500   $13,344   $17,970   $23,562   $26,413    $356,794
                             ========   =======   =======   =======   =======   =======    ========

     (1) Total repayments are based upon borrowings outstanding as of March 31, 2002, not projected borrowings under the respective senior credit facility.
     (2) Does not include payments due under renewals to the original lease term.

There are provisions in the agreements governing the senior credit facility and the senior subordinated discount notes providing for an acceleration of repayment upon an event of default, as defined in the respective agreements.

Seasonality

Our business is subject to seasonality because the wireless industry historically has been heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of our available financial resources during this period.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1. LEGAL PROCEEDINGS
-------------------------

None.

Item 5. OTHER INFORMATION
-------------------------

Investment Considerations
-------------------------

Investment Considerations

Risks Related to Our Business, Strategy and Operations

We have a limited operating history and we may not achieve or sustain operating profitability or positive cash flows

We have a limited operating history. Our ability to achieve and sustain operating profitability will depend upon many factors, including our ability to market Sprint PCS products and services and manage customer turnover rates and our operating expenses. In addition, a key factor in our operational performance depends upon our ability to manage our growth and our expenses through the completion of our network build-out and through implementing the best practices of AirGate and iPCS to increase market penetration in our current and future markets. We will require additional expenditures for the continued development, construction, testing, deployment and operation of our network. These activities are expected to place demands on our managerial, operational and financial resources. If we do not achieve and maintain positive cash flows from operations when projected, our results of operations may be adversely affected.

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

     . inability of customers to pay which results in involuntary de-activations;

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

     . any future changes by us in the products and services we offer, especially to the Clear Pay program; and

     . customer mix and credit class, which have accounted for 50% of our customer additions since May 1, 2001, including those related to the NDASL program and Clear Pay programs.

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

The loss of the officers and skilled employees who we depend upon to operate our business could adversely affect our results of operations

Our business is managed by a small number of executive officers. We believe that our future success depends in part on our continued ability to attract and retain highly qualified technical and management personnel. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel. We currently have "key man" life insurance for our President. We do not have long-term employment or change of control agreements with any of our executive officers and most of the stock options granted to senior management are at exercise prices above current market prices of AirGate common stock. Parts of our territory have limited amounts of licensed spectrum, which may adversely affect the quality of our service and our results of operations.

Parts of our territories have limited amounts of spectrum which may adversely affect the quality of our service and our results of operations.

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

Our ability to make payments on our debt will depend upon our future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The credit facility and indenture governing our debt limits our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially, adversely affect our results of operations.

If we do not meet all of the conditions required under our senior secured credit facility, we may not be able to draw down all of the funds we anticipate receiving from our senior lenders and we may not be able to fund operating losses and working capital needs

As of March 31, 2002, we had borrowed $80.0 million under our senior secured credit facility. The remaining $60.0 million available under our senior secured credit facility, a portion of which we expect to borrow in the future, is subject to us meeting all of the conditions specified in our financing documents. We recently completed an amendment to our senior secured credit facility, primarily to provide additional relief under the minimum EBITDA covenant, which we anticipated not meeting in future quarters. In addition, additional borrowings are subject to specific conditions on each funding date, including the following:

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

Risks Particular to Our Relationship with Sprint

The termination of our affiliation with Sprint or Sprint's failure to perform its obligations under the Sprint agreements would severely restrict our ability to conduct our business

We do not own the licenses to operate our wireless network. Our ability to offer Sprint PCS products and operate a PCS network is dependent on our Sprint agreements remaining in effect and not being terminated. The management agreement between Sprint and us is not perpetual. Sprint can choose not to renew our management agreement at the expiration of the 20-year initial term or any ten-year renewal term. In any event, our management agreement terminates in 50 years. In addition, the management agreement can be terminated for breach of any material term, including, among others, build-out, network and operational requirements. Many of these operational and network requirements are technical and detailed in nature, and may apply to each retail store, cell site and switch site. In addition, many of these requirements can be changed by Sprint with little notice. As a result, we may disagree with Sprint from time to time regarding our compliance with all provisions of our Sprint agreements. We also are dependent on Sprint's ability to perform its obligations under the Sprint agreements. The non-renewal or termination of any of the Sprint agreements or the failure of Sprint to perform its obligations under the Sprint agreements would severely restrict our ability to conduct business.

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

     . Sprint could raise the costs to perform back office services, reduce levels of services or expenses or otherwise seek to increase expenses and other amounts charged;

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

The occurrence of any of the foregoing could adversely affect our relationship with customers in our territories, increase our expenses and/or decrease our revenues.

Change in Sprint PCS products and services may reduce customer additions or increase customer turnover

The competitiveness of Sprint PCS products and services is a key factor in our ability to attract and retain customers. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account-spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on all credit classes ("NDASL"). As a result, a significant amount of our new customer additions (approximately 50% since May 2001) have been under the NDASL program. On November 15, 2001, the NDASL program was replaced by the "Clear Pay program" which requires a $125 deposit requirement for the lowest credit class and featured increased back-office controls with respect to credit collection efforts. On February 24, 2002, the Clear Pay program was superceded, in our territories, by the "Clear Pay II program", which expanded the deposit requirement across all new sub-prime credit quality customers and not just the lowest credit class.

The inability of Sprint to maintain high quality back office services, or our inability to use Sprint's back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increased churn or otherwise increase our costs

We rely on Sprint's support systems, including customer care, billing and back office support. Our operations could be disrupted if Sprint is unable to maintain and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. The rapid expansion of Sprint's PCS business is expected to continue to pose a significant challenge to its internal support systems. Additionally, Sprint has made reductions in its customer service support structure, which may have an adverse effect on our churn rate. Additionally, Sprint has relied on third party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We will depend on Sprint's willingness to continue to offer these services and to provide these services effectively and at competitive costs. Our Sprint agreements provide that, upon nine months' prior written notice, Sprint may elect to terminate any of these services. The inability of Sprint to maintain high quality back office services, or our inability to use

Sprint's back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increase churn or otherwise increase our costs.

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

     .    Sprint gives preference to other distribution channels;

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)       Exhibits

2         Omitted - Inapplicable

3.2       Omitted - Inapplicable

4         Omitted - Inapplicable

10.34 Services Agreement dated as of January 1, 2002 by and among AirGate PCS, Inc., AirGate Service Company, Inc., iPCS, Inc. and iPCS Wireless, Inc.

10.35 Technology License Agreement dated as of January 1, 2002 by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Service Company, Inc., AirGate Network Services, Inc., iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc.

11        Omitted - Inapplicable

15        Omitted - Inapplicable

18        Omitted - Inapplicable

19        Omitted - Inapplicable

22        Omitted - Inapplicable

23        Omitted - Inapplicable

24        Omitted - Inapplicable

99        Omitted - Inapplicable

(b) Reports on Form 8-K

On February 22, 2002, we filed a Current Report on Form 8-K pursuant to which we amended certain covenants of the iPCS Senior Secured Credit Facility. In connection with such Form 8-K, the following exhibits were attached: (i) Fourth Amendment to Amended and Restated Credit Agreement and Consent dated as of February 14, 2002, by and among iPCS Wireless, Inc., iPCS Equipment, Inc., the Lenders and Toronto Dominion (Texas), Inc. as administrative agent and (ii) Press Release issued by AirGate PCS, Inc. dated February 15, 2002, announcing reorganization and sales leadership changes.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.

                                            iPCS, Inc.


                                        By: /s/ Alan B. Catherall
                                            ------------------------------------
                                                Name:  Alan B. Catherall
                                                Title: Chief Financial Officer
                                                       (Duly Authorized Officer)


Date: May 15, 2002                          /s/ Alan B. Catherall
                                            ------------------------------------
                                                Alan B. Catherall
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Chief Accounting Officer)