Form 10-Q
period 2002-06-30
IPCS INC
filed 2002-08-14
CIK 1108727

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                  Commission File Numbers: 333-47682, 333-47688

                                   iPCS, Inc.

             (Exact name of registrant as specified in its charter)

                  Delaware                                  36-4350876
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)

  Harris Tower, 233 Peachtree St. NE, Suite 1700,
               Atlanta, Georgia                                30303
   (Address of principal executive offices)                  (Zip code)

                                 (404) 525-7272
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         All outstanding shares of the registrant's common stock are owned by AirGate PCS, Inc.

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

===============================================================================
                                   iPCS, INC.
                              THIRD QUARTER REPORT

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements ..............................................   3
        Condensed Consolidated Balance Sheets at June 30, 2002 and
        September 30, 2001 (unaudited) ....................................   3
        Condensed Consolidated Statements of Operations for the
        three months and nine months ended June 30, 2002
        and 2001 (unaudited) ..............................................   4
        Condensed Consolidated Statements of Cash Flows for the nine
        months ended June 30, 2002 and 2001 (unaudited) ...................   5
        Notes to the Consolidated Financial Statements (unaudited) ........   6
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations. ............................................  15

PART II OTHER INFORMATION

Item 1. Legal Proceedings .................................................  29
Item 2. Changes in Securities and Use of Proceeds .........................  29
Item 3. Defaults Upon Senior Securities ...................................  29
Item 4. Submission of Matters to a Vote of Security Holders ...............  29
Item 5. Other Information .................................................  29
Item 6. Exhibits and Reports on Form 8-K ..................................  39

                          PART I. FINANCIAL INFORMATION

                         Item 1. -- FINANCIAL STATEMENTS
                           iPCS, INC. AND SUBSIDIARIES

          (A Wholly-Owned Unrestricted Subsidiary of AirGate PCS, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                  (dollars in thousands, except share amounts)

                                                                                                     June 30,    September 30,
                                                                                                       2002          2001
                                                                                                     --------   -------------
Assets
Current assets:

     Cash and cash equivalents ..................................................................   $  19,631   $  54,579
     Accounts receivable, net of allowance for doubtful accounts of $5,882 and $2,713
          respectively ..........................................................................      11,599      11,752
     Receivable from Sprint, net of allowance for access fees of $2,286 and $ -, respectively ...       4,607       4,816
     Inventories, net of reserves for excess/obsolescence of $165 and $112, respectively ........       2,038       3,379
     Prepaid expenses ...........................................................................       2,721       3,007
     Direct customer activation costs ...........................................................       2,490       1,720
     Other current assets .......................................................................          --          72
                                                                                                    ---------   ---------
         Total current assets ...................................................................      43,086      79,325
Property and equipment, net of accumulated depreciation of $45,253 and $22,067, respectively ....     234,986     198,161
Financing costs .................................................................................       9,029       9,558
Intangible assets, net of accumulated amortization of $4,314 and $1,778, respectively (note 9) ..      28,278      39,934
Goodwill (note 9) ...............................................................................       8,060          --
Other assets ....................................................................................       1,521       1,778
                                                                                                    ---------   ---------
                                                                                                    $ 324,960   $ 328,756
                                                                                                    =========   =========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable and accrued expenses ......................................................   $  23,543   $  25,629
     Payable to Sprint ..........................................................................      19,228      10,306
     Payable to AirGate PCS, Inc. ...............................................................         723          --
     Deferred revenue ...........................................................................       7,346       4,742
     Current maturities of long-term debt and capital lease obligations (note 4) ................           4           7
                                                                                                    ---------   ---------
         Total current liabilities ..............................................................      50,844      40,684
Other long-term liabilities .....................................................................      13,511      11,694
Long-term debt and capital lease obligations, excluding current maturities (note 4) .............     283,573     208,709
                                                                                                    ---------   ---------
         Total liabilities ......................................................................     347,928     261,087
                                                                                                    ---------   ---------
Redeemable preferred stock $0.01 par value; 75,000,000 shares authorized; no shares and
   23,090,909 shares issued and outstanding at June 30, 2002 and at September 30, 2001,
   respectively .................................................................................          --     121,548
                                                                                                    ---------   ---------

           Commitments and contingencies (note 12) ..............................................          --          --
                                                                                                    ---------   ---------

Stockholders' equity (deficit):
Common stock, $0.01 par value; 1000 shares and 300,000,000 shares authorized, 1000 shares and
   44,869,643 shares issued and outstanding at June 30, 2002 and September 30, 2001, respectively          --         449
Additional paid-in-capital ......................................................................     192,850      70,853
Unearned stock compensation .....................................................................          --      (3,985)
Accumulated deficit .............................................................................    (215,818)   (121,196)
                                                                                                    ---------   ---------
         Total stockholders' equity (deficit) ...................................................     (22,968)    (53,879)
                                                                                                    ---------   ---------
                                                                                                    $ 324,960   $ 328,756
                                                                                                    =========   =========

                 See accompanying notes to the unaudited condensed consolidated financial statements.

                           iPCS, INC. AND SUBSIDIARIES

          (A Wholly-Owned Unrestricted Subsidiary of AirGate PCS, Inc.)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
           (dollars in thousands, except share and per share amounts)

                                                                             Three Months Ended              Nine Months Ended
                                                                                  June 30,                       June 30,
                                                                         ---------------------------     --------------------------
                                                                               2002        2001              2002         2001
                                                                         ---------------------------     -------------------------
Revenues:
     Service revenues ...............................................       $ 29,748     $ 15,710          $ 82,611    $ 30,504
     Roaming revenues ...............................................         10,701        8,061            32,547      16,789
     Equipment revenues .............................................          1,042        1,798             5,158       4,333
                                                                         --------------------------     -------------------------
         Total revenues .............................................         41,491       25,569           120,316      51,626
                                                                         --------------------------     -------------------------
Operating Expenses
     Cost of services and roaming (exclusive of depreciation,
       as shown separately below) ...................................        (31,808)     (19,246)          (92,937)    (38,468)
     Cost of equipment ..............................................         (3,428)      (3,239)          (14,229)     (9,397)
     Selling and marketing ..........................................        (11,428)      (8,843)          (33,272)    (25,325)
     General and administrative expenses ............................         (1,713)      (1,982)          (24,719)     (8,655)
     Non-cash stock compensation expense ............................             --         (507)           (3,985)     (1,546)
     Depreciation ...................................................         (9,371)      (5,096)          (23,613)    (11,142)
     Amortization of intangible assets ..............................         (1,380)          --            (2,537)       (477)
     Asset impairments (note 10) ....................................             --           --            (6,395)         --
                                                                         --------------------------     -------------------------
         Total operating expenses ...................................        (59,128)     (38,913)         (201,687)    (95,010)
                                                                         --------------------------     -------------------------
         Operating loss .............................................        (17,637)     (13,344)          (81,371)    (43,384)
                                                                         --------------------------     -------------------------
Interest income .....................................................            291          926               550       4,392
Interest expense ....................................................         (7,037)      (4,782)          (18,211)    (16,164)
Other income (expense), net .........................................             --          353                75       1,189
                                                                         --------------------------     -------------------------
     Loss before cumulative effect of the change in accounting
       principle ....................................................        (24,383)     (16,847)          (98,957)    (53,967)
                                                                         --------------------------     -------------------------
     Cumulative effect of the  change in accounting principle .......             --           --             4,335          --
                                                                         --------------------------     -------------------------
     Net loss .......................................................      $ (24,383)   $ (16,847)         $(94,622)  $ (53,967)
                                                                         --------------------------     -------------------------

     Loss before cumulative effect of the change in accounting
       principle ....................................................       $(24,383)    $(16,847)          (98,957)    (53,967)
     Dividends and accretion on redeemable preferred stock ..........             --       (2,461)          (47,624)     (6,001)
                                                                         --------------------------     -------------------------
     Loss before cumulative effect of the change in accounting
       principle available to common stockholders' ..................        (24,383)     (19,308)         (146,581)    (59,968)
     Cumulative effect of the change in accounting principle ........             --           --             4,335          --
                                                                         --------------------------     -------------------------
     Net loss available to common stockholders' .....................       $(24,383)    $(19,308)        $(142,246)   $(59,968)
                                                                         ==========================     =========================

                   See accompanying notes to the unaudited condensed consolidated financial statements.

                           iPCS, INC. AND SUBSIDIARIES

          (A Wholly-Owned Unrestricted Subsidiary of AirGate PCS, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                                       Nine Months Ended
                                                                                           June 30,
                                                                                      2002            2001
                                                                                      ----            ----
Cash flows from operating activities:
     Net loss .....................................................................  $(94,622)     $ (53,967)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Asset impairments ............................................................     6,395             --
     Depreciation .................................................................    23,613         11,142
     Amortization of intangible assets ............................................     2,537            477
     Gain on tower sales ..........................................................        --         (1,185)
     Amortization of financing costs ..............................................       655            855
     Provision for doubtful accounts ..............................................     6,888          1,748
     Interest expense associated with accretion of discount .......................    15,679          8,598
     Non-cash stock compensation ..................................................     3,985          1,546
     Cumulative effect of accounting change .......................................    (4,335)            --
     Changes in assets and liabilities:
         Accounts receivable ......................................................    (7,921)        (2,425)
         Receivable from Sprint ...................................................       555         (7,108)
         Inventories, net .........................................................     1,341           (640)
         Prepaid expenses, other current and long term assets .....................      (140)        (1,914)
         Accounts payable, accrued expenses and other long term liabilities .......     5,824         17,229
         Payable to Sprint ........................................................     6,372          3,844
         Deferred revenue .........................................................     2,959          4,564
                                                                                     --------      ---------
              Net cash used in operating activities ...............................   (30,215)       (17,236)
                                                                                     --------      ---------
Cash flows from investing activities:
     Purchases of property and equipment ..........................................   (65,559)       (96,097)
     Acquisition of the Iowa City/Cedar Rapids, Iowa Sprint PCS markets ...........        --        (31,840)
     Proceeds from tower sales ....................................................        --         11,740
     Other ........................................................................       955          1,155
                                                                                     --------      ---------
              Net cash used in investing activities ...............................   (64,604)      (115,042)
                                                                                     --------      ---------
Cash flows from financing activities:
     Proceeds from borrowings under senior credit facility ........................    60,000         50,000
     Payments made under capital lease obligations ................................        (4)           (19)
     Debt financing costs .........................................................      (125)          (840)
     Proceeds from sale of preferred stock ........................................        --         65,730
     Other ........................................................................        --            (46)
                                                                                     --------      ---------
              Net cash provided by financing activities ...........................    59,871        114,825
                                                                                     --------      ---------
              Net decrease in cash and cash equivalents ...........................   (34,948)       (17,453)
Cash and cash equivalents at beginning of period ..................................    54,579        108,233
                                                                                     --------      ---------
Cash and cash equivalents at end of period ........................................  $ 19,631      $  90,780
                                                                                     ========      =========
Supplemental disclosure of cash flow information - cash paid for interest .........  $  2,708      $     749
                                                                                     ========      =========
Supplemental disclosure for non-cash investing activities:
     Capitalized interest .........................................................  $  6,044      $   6,218
     Purchase of property and equipment under capital lease obligation ............  $    191      $     250
     Accrued dividends on preferred stock .........................................  $ 40,426      $   5,564
     Accretion to redemption of preferred stock ...................................  $  7,198      $     437


             See accompanying notes to the unaudited condensed consolidated financial statements.

                           iPCS, INC. AND SUBSIDIARIES
                (A Wholly Owned Subsidiary of AirGate PCS, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

(1)  Business, Basis of Presentation and Summary of Significant Accounting
     Policies

     (a) Business and Basis of Presentation

iPCS, Inc. and subsidiaries (collectively, the "Company" or "iPCS") were created for the purpose of becoming a leading provider of wireless Personal Communication Services ("PCS"). On January 22, 1999, the Company entered into a management and related agreements with Sprint whereby it became an affiliate of Sprint with the exclusive right to market and provide Sprint PCS products and services under the Sprint and Sprint PCS brand names in fifteen markets in Illinois and Iowa. The Sprint agreements were amended in March 2000 to add twenty additional markets. On February 28, 2001, the Sprint agreements were amended to add the Iowa City and Cedar Rapids, Iowa markets to the Company's territory. With these two amendments, the size of the Company's territory was increased from a total population of 2.8 million residents to a total population of 7.4 million residents. The unaudited consolidated financial statements included herein includes the accounts of iPCS, Inc. and its subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of the Company. The unaudited balance sheet as of June 30, 2002, the unaudited statements of operations for the three and nine months ended June 30, 2002 and 2001, the unaudited statement of cash flows for the nine months ended June 30, 2002 and 2001 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months and nine months ended June 30, 2002, are not indicative of the results that may be expected for the full fiscal transitional year of 2002. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2001 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company did not elect the basis of push-down accounting as a result of the merger with a subsidiary of AirGate PCS, Inc. ("AirGate"). Certain reclassifications have been made to prior year balances to conform to the current year presentation.

The PCS market is characterized by significant risks as a result of rapid changes in technology, increasing competition and the cost associated with the build-out of a PCS network. The Company's continuing operations are dependent upon Sprint's ability to perform its obligations under the various agreements between the Company and Sprint under which the Company has agreed to construct and manage its Sprint PCS networks (the "Sprint Agreements"). Additionally, the Company's ability to attract and maintain a sufficient customer base is critical to achieving breakeven cash flow. Changes in technology, increased competition, economic conditions or inability to achieve breakeven cash flow, among other factors, could have an adverse effect on the Company's financial position and results of operations.

     (b) Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company's revenue recognition polices are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B. The Company records equipment revenue for the sale of handsets and accessories to customers in its retail stores and to local distributors in its territories. The Company does not record equipment revenue on handsets and accessories purchased by its customers from national third party retailers such as Radio Shack, Best Buy and Circuit City, or directly from Sprint. The Company believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to customers. The Company's customers pay an activation fee when they initiate service. The Company defers activation fee revenue over the average life of its customers, which is estimated to be 30 months. The Company recognizes service revenue from its customers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments and billing corrections. The Company provides for a reduction of recorded revenue for rebates and discounts given to customers on wireless handset sales in accordance with the Emerging Issues Task Force ("EITF"), EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". The Company participates in the Sprint national and regional distribution program in which national retailers such as Radio Shack sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company's management agreement with Sprint, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's territory, the Company is obligated to reimburse Sprint for the handset subsidy that Sprint originally incurred. The national retailers sell Sprint wireless services under the Sprint and Sprint PCS brands and marks. The Company does not receive any revenues from the sale of wireless handsets by national retailers.The Company classifies these Sprint wireless handset subsidy charges as a selling and marketing expense for a wireless handset sale to a new customer and classifies these subsidies as a cost of service for a wireless handset upgrade to an existing customer.

Sprint retains 8% of collected service revenues from Sprint customers based in the Company's markets and from non-Sprint customers who roam onto the Company's network. The amount retained by Sprint is recorded as cost of service and roaming. Revenues generated from the sale of handsets and accessories and from roaming services provided to Sprint and other Sprint affiliate customers who are not based in the Company's markets are not subject to the 8% affiliation fee for Sprint.

The Company defers activation fee revenue and recognizes it using the straight-line method over 30 months, which is the estimated average life of a customer. The Company does not recognize revenue from customers for which the likelihood of collecting such revenue is not reasonably assured. The accounting policy for the recognition of direct customer activation costs is to defer such costs when incurred and recognize it using the straight-line method over 30 months, which is the average life of a customer. The components of direct customer activation costs are customer service activation fees, credit check fees, loyalty call fees and welcome call fees charged to the Company by Sprint.

For the three months ended June 30, 2002 and 2001, the Company recognized approximately $0.8 million and $0.2 million, respectively of activation fee revenue. For the nine months ended June 30, 2002 and 2001, the Company recognized approximately $2.0 million and $0.5 million, respectively of activation fee revenue. For the three months ended June 30, 2002 and 2001, the Company recognized approximately $0.6 million and $0.2 million, respectively of direct customer activation costs. For the nine months ended June 30, 2002 and 2001, the Company recognized approximately $1.6 million and $0.5 million, respectively of direct customer activation costs. As of June 30, 2002, the Company has deferred $5.3 million of activation fee revenue and $3.9 million of direct customer activation costs to future periods.

     (c) Recently Issued Accounting Pronouncements:

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board ("APB") APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", will now be used to classify those gains and losses. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In November 2001, the EITF issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The Company occasionally offers rebates to customers that purchase wireless handsets in its stores. The Company's historical policy regarding the recognition of these rebates in the statement of operations is a reduction in the revenue recognized on the sale of the wireless handset by the amount of the rebate given. The Company's historical policy is in accordance with the guidance set forth in EITF 01-9. Therefore, the adoption of EITF 01-9 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Early adoption of this statement is permitted. The Company has elected early adoption as of the beginning of its fiscal year on October 1, 2001. The adoption by the Company did not materially change the methods used by the Company to measure impairment losses on long-lived assets.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company has adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption did not have a material adverse impact on the Company's financial statements.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

(2)  Change in Accounting Principle

In connection with the merger of the Company with AirGate (as discussed in Note
8), the Company changed its method of recognizing interest expense on its senior discount notes effective as of October 1, 2001. While the Company's previous method of accounting was in accordance with accounting principles generally accepted in the United States of America, the Company believes it is preferable to use the same methodology as its parent, AirGate. AirGate's method of amortizing interest expense is also in accordance with accounting principles generally accepted in the United States of America.

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

(3)  Sprint Agreements

Under the Sprint agreements, Sprint provides the Company significant support services such as customer service, billing, long distance transport services, national network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand name, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint and other Sprint affiliates' PCS wireless customers incur minutes of use in the Company's territories and when the Company's customers incur minutes of use in Sprint and other Sprint affiliates' PCS territories. These transactions are recorded in the cost of service and roaming and selling and marketing captions in the statement of operations. Cost of service and roaming transactions relate to the 8% affiliation fee, long distance, roaming expenses, billing support and customer care support. Purchased inventory transactions relate to inventory purchased by the Company from Sprint under the Sprint agreements. Selling and marketing transactions relate to subsidized costs on wireless handsets and commissions under Sprint's national distribution program. Amounts relating to the Sprint agreements for the three and nine months ended June 30, 2002 and 2001, are as follows (dollars in thousands):

                                              Three Months Ended
                                             ---------------------
                                             June 30,     June 30,
                                               2002         2001
                                             --------     --------
Amounts incurred:
     Cost of service and roaming .........   $17,358      $ 8,996
     Purchased inventory .................     3,421        4,819
     Selling and marketing ...............     2,108        4,338

                                                Nine Months Ended
                                              ---------------------
                                              June 30,     June 30,
                                                2002         2001
                                              --------     --------
Amounts incurred:
     Cost of service and roaming ...........  $51,654      $20,591
     Purchased inventory ...................   15,294       16,857
     Selling and marketing .................    5,980       11,109

(4)  Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following at June 30, 2002 and September 30, 2001 (dollars in thousands):

                                                            June 30,  September 30,
                                                              2002       2001
                                                           ---------  -------------
Senior credit facility ...................................  $110,000    $ 50,000
Senior subordinated discount notes .......................   173,007     158,336
Capital lease obligations ................................       570         380
                                                            --------    --------
     Total long-term debt and capital lease obligations ..   283,577     208,716
     Current maturities of long-term debt and capital
       lease obligations .................................         4           7
                                                            --------    --------
     Long-term debt and capital lease obligations,
       excluding current maturities ......................  $283,573    $208,709
                                                            ========    ========

As of June 30, 2002, $30.0 million remained available for borrowing under the senior credit facility. The interest rate of the senior credit facility at June 30, 2002 was 5.6%. The interest rate is determined on a margin above either the prime lending rate in the United States or the London Interbank Offer Rate.

On December 20, 2001, the Company entered into an amendment to the senior secured credit facility that changed its fiscal year end from a calendar year ending December 31 to a fiscal year ending September 30. This became effective with the Company's new fiscal year starting October 1, 2001.

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

On January 12, 2001, as required under the terms of the Company's senior secured credit facility, the Company entered into an interest rate cap agreement. The agreement expires in three years and caps the three-month LIBOR interest rate at 7.25%.

Following the Company's merger with AirGate, the Company proposed a new business plan for fiscal year 2002 which would have violated the EBITDA loss covenants of the senior secured credit facility in the second half of the fiscal year. On February 14, 2002, the Company entered into an amendment which provided relief under this EBITDA loss covenant and modified other requirements. At June 30, 2002, the Company was in compliance in all material respects with the covenants under the senior secured credit facility.

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

(6)  Income Taxes

Prior to July 12, 2000, the Predecessor Company operated as a limited liability company ("LLC") and, as a result, its losses were included in the income tax returns of its members. Therefore, the accompanying consolidated financial statements do not include any income tax amounts prior to July 12, 2000. Subsequent to July 12, 2000, the date of reorganization as discussed in Note 5, the

Company became a C Corporation and began accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income tax assets. Deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax basis of assets and liabilities which result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. In assessing the valuation of deferred income tax assets, management considers whether it is more likely than not that some portion of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three and nine months ended June 30, 2002, as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss carry forwards, is offset by a full valuation allowance due to the Company's limited operating history.

(7) Condensed Consolidating Financial Information

The senior discount notes are fully, unconditionally, and jointly and severally guaranteed by iPCS Wireless, Inc. and iPCS Equipment, Inc., which are wholly-owned restricted subsidiaries of iPCS, Inc. iPCS Wireless, Inc. holds the operating assets of the Company and is the obligor under the Company's senior secured credit facility. IPCS Equipment, Inc. holds certain tower equipment. The following unaudited condensed consolidating financial information as of June 30, 2002 and September 30, 2001 and for the nine months ended June 30, 2002 and 2001 is presented for iPCS, Inc., iPCS Wireless, Inc., and iPCS Equipment, Inc. (dollars in thousands):

                     Condensed Consolidating Balance Sheet
                                  June 30, 2002

                                                         iPCS Wireless,  iPCS Equipment,
                                             IPCS, Inc.       Inc.           Inc.          Eliminations   Consolidated
                                             ----------  --------------  ---------------   ------------   ------------
Cash and cash equivalents ................   $    310      $ 19,323       $    (2)         $      --        $ 19,631
Property and equipment, net ..............         --       199,330        35,740                (84)        234,986
Investment in subsidiaries ...............    357,532       (47,828)       14,638           (324,342)             --
Other assets .............................     13,986        56,357            --                 --          70,343
                                             --------      --------       -------          ---------        --------
Total assets .............................   $371,828      $227,182       $50,376          $(324,426)       $324,960
                                             --------      --------       -------          ---------        --------
Current liabilities ......................   $     35      $317,323       $57,828          $(324,342)        $50,844
Other long-term ..........................         --        13,511            --                 --          13,511
Long-term debt ...........................    173,007       110,566            --                 --         283,573
                                             --------      --------       -------          ---------        --------
Total liabilities ........................    173,042       441,400        57,828           (324,342)        347,928
Common stock .............................         --            --            --                 --              --
Additional paid-in capital ...............    192,850            --            --                 --         192,850
Accumulated deficit ......................      5,936      (214,218)       (7,452)               (84)       (215,818)
                                             --------      --------       -------          ---------        --------
     Total liabilities and stockholders'
       equity(deficit) ...................   $371,828      $227,182       $50,376          $(324,426)       $324,960
                                             ========      ========       =======          =========        ========

                                 Condensed Consolidating Statement of Operations
                                    For the three months ended June 30, 2002

                                                         iPCS Wireless,  iPCS Equipment,
                                             IPCS, Inc.       Inc.           Inc.          Eliminations   Consolidated
                                             ----------  --------------  ---------------   ------------   ------------
Total revenues ..........................    $     --      $ 41,491       $ 4,680          $  (4,680)       $ 41,491
Cost of revenues ........................          --       (36,141)       (3,749)             4,654         (35,236)
Selling and marketing ...................          --       (11,428)           --                 --         (11,428)
General and administrative ..............         (21)       (1,692)           --                 --          (1,713)
Other ...................................       1,696        (9,584)        1,142                 --          (6,746)
Depreciation and amortization ...........        (123)       (9,310)       (1,318)                --         (10,751)
                                             --------      --------       -------          ---------        --------
Total expenses ..........................       1,552       (68,155)       (3,925)             4,654         (65,874)
                                             --------      --------       -------          ---------        --------
     Net income (loss) ..................       1,552       (26,664)          755                (26)        (24,383)
                                             ========      ========       =======          =========        ========

                      Condensed Consolidating Balance Sheet
                               September 30, 2001

                                                         iPCS Wireless,  iPCS Equipment,
                                             IPCS, Inc.       Inc.           Inc.          Eliminations   Consolidated
                                             ----------  --------------  ---------------   ------------   ------------
Cash and cash equivalents .................   $    306        $  53,890       $    383       $      --     $  54,579
Property and equipment, net ...............         --          160,546         37,651             (36)      198,161
Intangible assets, net ....................         --               --             --              --            --
Other assets ..............................    349,169          106,414          7,692        (387,259)       76,016
                                              --------        ---------       --------       ---------     ---------
     Total assets .........................   $349,475        $ 320,850       $ 45,726       $(387,295)    $ 328,756
                                              ========        ---------       --------       ---------     ---------
Current liabilities .......................   $    739        $ 138,163       $  3,836       $(102,054)    $  40,684
Other long-term ...........................         --          251,658         45,241        (285,205)       11,694
Long-term debt ............................    158,336           50,373             --              --       208,709
                                              --------        ---------       --------       ---------     ---------
     Total liabilities ....................    159,075          440,194         49,077        (387,259)      261,087
                                              --------        ---------       --------       ---------     ---------
Redeemable preferred stock ................    121,548               --             --              --       121,548
                                              --------        ---------       --------       ---------     ---------
Common stock ..............................        449               --             --              --           449
Additional paid-in capital ................     70,853               --             --              --        70,853
Accumulated deficit .......................      1,535         (119,344)        (3,351)            (36)     (121,196)
Unearned stock option compensation ........     (3,985)              --             --              --        (3,985)
                                              --------        ---------       --------       ---------     ---------
     Total liabilities and stockholders'
       equity(deficit) ....................   $349,475        $ 320,850       $ 45,726       $(387,295)      328,756
                                              ========        =========       ========       =========     =========


                                 Condensed Consolidating Statement of Operations
                                     For the nine months ended June 30, 2002

                                                         iPCS Wireless,  iPCS Equipment,
                                             IPCS, Inc.       Inc.           Inc.          Eliminations   Consolidated
                                             ----------  --------------  ---------------   ------------   ------------
Total revenues ............................   $     --        $ 120,316       $  9,887       $  (9,887)    $ 120,316
Cost of revenues ..........................         --         (109,128)        (7,877)          9,839      (107,166)
Selling and marketing .....................         --          (33,272)            --              --       (33,272)
General and administrative ................     (7,303)         (17,416)            --              --       (24,719)
Other .....................................      7,739          (25,690)        (3,620)             --       (21,571)
Depreciation and amortization .............       (371)         (23,298)        (2,481)             --       (26,150)
Asset impairments .........................         --           (6,395)            --              --        (6,395)
Total expenses ............................         65         (215,199)       (13,978)          9,839      (219,273)
                                              --------        ---------       --------       ---------     ---------
Loss before cumulative effect of the
  change in accounting principle ..........         65          (94,883)        (4,091)            (48)      (98,957)
Cumulative effect of the change in
  accounting principle ....................      4,335               --             --              --         4,335
                                              --------        ---------       --------       ---------     ---------
Net Loss ..................................   $  4,400        $ (94,883)      $ (4,091)      $     (48)    $ (94,622)
                                              ========        =========       ========       =========     =========


                                  Condensed Consolidated Statement of Cash Flows
                                     For the nine months ended June 30, 2002

                                                         iPCS Wireless,  iPCS Equipment,
                                             IPCS, Inc.       Inc.           Inc.          Eliminations   Consolidated
                                             ----------  --------------  ---------------   ------------   ------------
Operating activities, net .................   $ 10,929        $ (39,441)        (1,619)             (84)   $ (30,215)
Investing activities, net .................         --          (60,331)        (4,357)              84      (64,604)
Financing activities, net .................    (10,925)          65,205          5,591               --       59,871
                                              --------        ---------       --------       ----------    ---------
(Decrease) increase in cash and cash
   equivalents ............................          4          (34,567)          (385)              --      (34,948)
Cash and cash equivalents at beginning of
   period .................................        306           53,890            383               --       54,579
                                              --------        ---------       --------       ----------    ---------
Cash and cash equivalents at end of period    $    310        $  19,323       $     (2)      $       --    $  19,631
                                              ========        =========       ========       ==========    =========

                                       11

                 Condensed Consolidating Statement of Operations
                     For the nine months Ended June 30, 2001

                                                         iPCS Wireless,  iPCS Equipment,
                                             IPCS, Inc.       Inc.           Inc.          Eliminations   Consolidated
                                             ----------  --------------  ---------------   ------------   ------------
Total revenues ..........................     $     --    $  51,626         $ 3,151         $(3,151)      $  51,626
Cost of revenues ........................           --      (48,116)         (2,888)          3,139         (47,865)
Selling and marketing ...................           --      (25,325)             --              --         (25,325)
General and administrative ..............       (3,300)      (5,327)            (28)             --          (8,655)
Other ...................................       10,216      (20,254)         (2,091)             --         (12,129)
Depreciation and amortization ...........         (371)     (10,961)           (287)             --         (11,619)
                                              --------    ---------         -------         -------       ---------
Total expenses ..........................        6,545     (109,983)         (5,294)          3,139        (105,593)
                                              --------    ---------         -------         -------       ---------
Net loss ................................     $  6,545    $ (58,357)        $(2,143)        $   (12)      $ (53,967)
                                              ========    =========         =======         =======       =========


                                 Condensed Consolidating Statement of Operations
                                     For the three months Ended June 30, 2001

                                                         iPCS Wireless,  iPCS Equipment,
                                             IPCS, Inc.       Inc.           Inc.          Eliminations   Consolidated
                                             ----------  --------------  ---------------   ------------   ------------
Total revenues ..........................     $     --     $ 25,569         $ 2,024         $(2,024)      $  25,569
Cost of revenues ........................           --      (22,694)         (1,808)          2,017         (22,485)
Selling and marketing ...................           --       (8,843)             --              --          (8,843)
General and administrative ..............         (136)      (1,846)             --              --          (1,982)
Other ...................................        3,481       (6,590)           (901)             --          (4,010)
Depreciation and amortization ...........         (123)      (4,732)           (241)             --          (5,096)
                                              --------    ---------         -------         -------       ---------
Total expenses ..........................        3,222      (44,705)         (2,950)          2,017         (42,416)
                                              --------    ---------         -------         -------       ---------
     Net loss ...........................      $ 3,222     $(19,136)        $  (926)        $    (7)      $ (16,847)
                                              ========    =========         =======         =======       =========

(8)  Merger with AirGate PCS, Inc.

On August 28, 2001, the Company signed an agreement and plan of merger with AirGate, a Sprint PCS network partner, pursuant to which a subsidiary of AirGate and the Company combined in a tax-free stock for stock transaction on November 30, 2001. In connection with the merger, AirGate issued to the former stockholders of iPCS approximately 12.4 million shares of AirGate common stock and assumed options and warrants to purchase approximately 1.1 million shares of AirGate common stock. At the effective time of the merger, each issued and outstanding share of the Company's common stock was converted into the right to receive approximately 0.1594 of a share of AirGate common stock, referred to as the exchange ratio. All shares of the Company's preferred stock were converted into the Company's common stock immediately prior to the effective time of the merger. At the effective time of the merger, AirGate assumed each unexpired and unexercised option and warrant to purchase shares of the Company's common stock and converted it into an option or warrant to purchase AirGate common stock based on one share of the Company's common stock equal to the exchange ratio of AirGate's common stock. In addition, the exercise price per share of AirGate common stock issuable under each converted option or converted warrant is equal to the per share exercise price of the Company option or warrant divided by the exchange ratio. The options became fully vested at the time of the merger and the warrants will remain subject to the terms and conditions set forth in the applicable warrant agreement.

(9)  Goodwill and intangible assets

On January 10, 2001, the Company exercised its option to purchase from Sprint certain telecommunications equipment and retail store assets and inventory located in the Iowa City and Cedar Rapids, Iowa markets. Concurrently with the closing, the Sprint management agreement which set forth the terms of the Company's long-term affiliation with Sprint was amended to reflect the expansion of the Company's territory to include these two additional Iowa markets. The Company closed on this transaction on February 28, 2001 and paid approximately $31.7 million for these two markets. The Company has accounted for this business combination using the purchase method. The Company made a preliminary allocation of the purchase price based on the fair values of the assets and liabilities acquired and allocated any excess amount over fair value to the intangible asset representing the right to provide service in the Iowa City and Cedar Rapids, Iowa markets under the Sprint agreements. During the three months ended March 31, 2002, the Company obtained the services of a nationally recognized appraisal firm to provide a final purchase price allocation. The final purchase price allocation assigned approximately $14.1 million to the right to provide service under the Sprint agreements, $5.8 million to customer base, $8.1 million to goodwill, $2.9 million to property, plant and equipment and $0.8 million to trade receivables. At March 31, 2002, the Company performed its annual test for goodwill impairment as required under SFAS No. 142. There was no goodwill impairment as a result of this test.

The changes in the carrying amount of goodwill between September 30, 2001 and June 30, 2002 are as follows (dollars in thousands):

    Balance as of September 30, 2001 ..................    $   --
    Goodwill (from final purchase price allocation) ...     8,060
                                                           ------
    Balance as of June 30, 2002 .......................    $8,060
                                                           ======


The carrying amount, accumulated amortization and estimated future amortization expense of acquired definite life intangibles at June 30, 2002, are as follows (dollars in thousands):

                                                                              Gross Carrying       Accumulated         Amortization
                                                                                   Amount          Amortization           Period
                                                                                   ------          ------------           ------
Amortized intangible assets:

Right to provide service under the Sprint agreements Iowa, Nebraska
  and Michigan markets .....................................................       $17,645             $(2,322)        240 months
Right to provide service under the Sprint agreements - warrants issued
  Iowa, Nebraska and Michigan markets ......................................         9,147                (968)        240 months
Acquired customer base - Iowa markets ......................................         5,800              (1,024)         30 months
                                                                                   -------             -------
       Total ...............................................................       $32,592             $(4,314)
                                                                                   =======             =======

The weighted average lives of amortized intangible assets is approximately 203 months or 16.9 years.

Estimated amortization expense for the fiscal years ended September 30,

                    2002 .................  $5,571
                    2003 .................  $3,183
                    2004 .................  $1,477
                    2005 .................  $1,477
                    2006 .................  $1,477

(10) Asset impairments

As a result of the Company's merger with AirGate, management committed to a new business plan with respect to the Company's network build-out and selling and marketing organizational structure. Accordingly, the carrying value of property and equipment associated with identified locations affected by the committed to business plans were adjusted to their fair value. These adjustments to fair value resulted in impairments of approximately $6.4 million for the nine months ended June 30, 2002. For the nine months ended June 30, 2002, approximately $3.1 million of lease obligations costs were accrued in general and administrative costs, which represent the lease obligations associated with the exit of these locations.

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

During the nine months ended June 30, 2001 thirty towers were sold to American Tower for approximately $6.9 million, resulting in a gain of approximately $3.3 million of which approximately $0.8 million was recognized at the time of the sale and the remainder was deferred and is being amortized as a reduction to rental expense over the initial lease term of ten years.

(12) Commitments and Contingencies

On July 3, 2002 the Federal Communications Commission (the "FCC") issued an order in Sprint PCS v. AT&T for declaratory judgment holding that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC rules. This FCC order did not preclude a finding of a contractual basis for these charges, nor did it rule whether or not Sprint PCS had such a contract with carriers such as AT&T. The Company has previously received $1.0 million comprised of $1.1 million of terminating long distance access revenues less $0.1 million of associated affiliation fees from Sprint prior to the current quarter, and Sprint PCS has asserted its right to recover these revenues net of the affiliation fees from the Company. As a result of this ruling, and our assessment of this contingency under SFAS No. 5, "Accounting for Contingencies", we have taken a charge to current period revenue. However, we will continue to assess the ability of Sprint, Sprint PCS or other carriers to recover these charges and are continuing to review the availability of defenses we may have against Sprint's claim to recover these revenues.

   Item 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS

Statements contained herein regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, churn rates, ARPU, CPGA and CCPU (all as defined in the Results of Operations), decreases in roaming rates, EBITDA (as defined in the Critical Accounting Policies), capital expenditures and other statements that include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek", "project" and similar expressions are forward-looking statements that involve risk and uncertainties. Actual future events or results may differ materially from these statements. Readers are referred to the documents filed by the Company with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including:

      o the ability to successfully integrate the businesses of AirGate and iPCS;

      o the competitiveness and impact of Sprint pricing plans, products and services;

      o  customer credit quality;

      o the ability of Sprint to provide back office, customer care and other services and the costs of such services;

      o  rates of penetration in the wireless industry;

      o  our significant level of indebtedness;

      o  adequacy of bad debt and other reserves;

      o  the potential to experience a continued high rate of customer turnover;

      o  the potential need for additional sources of liquidity;

      o  anticipated future losses;

      o  customer purchasing patterns;

      o  potential fluctuations in quarterly results;

      o  an adequate supply of subscriber equipment; and

      o  risks related to future growth and expansion.


These and other applicable risks are summarized under the captions "Future Trends That May Affect Operating Results and Liquidity" included in this Item 2
- Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q and "Investment Considerations" included under
Item 5 - Other Information of this Form 10-Q and elsewhere in this report.

OVERVIEW

On January 22, 1999, the Company entered into a management and related agreements with Sprint whereby it became an affiliate of Sprint with the exclusive right to market 100% digital PCS wireless products and services under the Sprint and Sprint PCS brand names in fifteen markets in Illinois and Iowa. The Sprint agreements were amended in March 2000 to add twenty additional markets. On February 28, 2001, the Sprint agreements were amended to add the Iowa City and Cedar Rapids, Iowa markets to the Company's territory. With these two amendments, the size of the Company's territory was increased from a total population of 2.8 million residents to a total population of 7.4 million residents.

The Company is a wholly-owned unrestricted subsidiary of AirGate PCS, Inc., which acquired the Company on November 30, 2001. As required by the terms of the Company's and AirGate's outstanding indebtedness, the Company conducts its business as a separate entity from AirGate.

Under the Sprint agreements, the Company manages its network on Sprint's licensed spectrum and has the right to use the Sprint PCS brand name royalty-free during the Company's PCS affiliation with Sprint. The Company also has access to Sprints' national marketing support and distribution programs and is generally entitled to buy network and customer equipment and handsets at the same discounted rates offered by vendors to Sprint based on its large volume purchases. In exchange for these and other benefits, the Company pays an affiliation fee of 8% of collected revenues to Sprint. The Company is entitled to 100% of revenues collected from the sale of handsets and accessories and on roaming revenues received when Sprint and other Sprint PCS affiliate customers from a different territory make a wireless call on the Company's PCS network.

At June 30, 2002, the Company's Sprint PCS network covered 5.6 million of the
7.4 million residents in its Sprint PCS territory based on estimates compiled by Equifax, Inc.

CRITICAL ACCOUNTING POLICIES

The Company relies on the use of estimates and makes assumptions that impact its financial condition and results. These estimates and assumptions are based on historical results and trends as well as the Company's forecasts as to how these might change in the future. Some of the most critical accounting policies that might materially impact the Company's results include:

Allowance for Doubtful Accounts

Estimates are used in determining the Company's allowance for doubtful accounts and are based both on historical collection experience, current trends, credit policy and on a percentage of accounts receivables by aging category. In determining these percentages, the Company looks at historical write-offs in relation to the period in which the subscriber was originally billed. The Company also reviews the average length of time that elapses between the original billing date and the date of write-off in determining the adequacy of the allowance for doubtful accounts by aging category. Accordingly, the Company assigns allowance percentages to each aging category. The Company provides an allowance for substantially all receivables over 90 days old based on the Company's knowledge of Sprint collection policies and procedures. Bad debt expense as a percentage of service revenues for the three and nine months ended June 30, 2002 was 7.8% and 8.6%, respectively. Bad debt expense as a percentage of service revenues for the three and nine months ended June 30, 2001, was 5.3% and 5.7%, respectively. The allowance for doubtful accounts as of June 30, 2002 and September 30, 2001 was $5.9 million and $2.7 million, respectively. If the allowance for doubtful accounts is not adequate, it would have a negative effect on operating income, EBITDA and available cash.

The Company also reviews current trends in the credit quality of its customer base and changes in its credit policies. For the nine months ended June 30, 2002, 50% of the Company's customer base consisted of sub-prime credit quality customers. Under the Sprint service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account-spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit of $125 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on all credit classes ("NDASL"). On November 15, 2001, the NDASL program had been replaced, in the Company's territories, by the "Clear Pay program" which requires a $125 deposit requirement for the lowest credit class and featured increased back-office controls with respect to credit collection efforts. On February 24, 2002, the Clear Pay program was superceded in the Company's territories by the "Clear Pay II program", which re-instituted the deposit requirement across all new sub-prime credit quality customers and not just the lowest credit class. The Company has removed the deposit requirement from all but the lowest sub-prime credit quality customers. The removal of the deposit requirement could increase the number of sub-prime credit quality customers, and such increases could, in turn, increase bad debt and uncollectible accounts.

Reserve for First Payment Default Customers

The Company reserves a portion of its new customers and related revenues from those customers that the Company anticipates will never pay a bill. Using historical information of the percentage of customers whose service was cancelled for non-payment without ever making a payment, the Company estimates the number of customers activated in the current period that will never pay a bill. For these customers, the Company does not recognize revenue and does not consider them as customer additions. As a result, these customers are not included in the churn statistics or subscriber count. At June 30, 2002 and September 30, 2001, the Company had in reserve approximately 2,461 and 4,000 customers, respectively.

Reserve for Excess Obsolete Inventory

The Company currently records a reserve for obsolete or excess handset inventory for models that remain in inventory after 60 days of being discontinued by Sprint PCS. With the migration to 1XRTT , the Company will need to continue to monitor the depletion of its current inventory levels. If the Company does not deplete the inventory that is not capable of providing 1XRTT services prior to the complete rollout of 1XRTT, it may have to record a reserve for any remaining obsolete inventory due to lower realizable retail prices on those handsets. If the estimate of obsolete or excess inventory is understated, inventory, operating income and EBITDA would be reduced.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company's revenue recognition polices are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B. The Company records equipment revenue for the sale of handsets and accessories to customers in its retail stores and to local distributors in its territories. The Company does not record equipment revenue on handsets and accessories purchased by its customers from national third party retailers such as Radio Shack, Best Buy and Circuit City, or directly from Sprint. The Company believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to customers. The Company's customers pay an activation fee when they initiate service. The Company defers activation fee revenue over the average life of its customers, which is estimated to be 30 months. The Company recognizes service revenue from its customers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments and billing corrections. The Company provides for a reduction of recorded revenue for rebates and discounts given to customers on wireless handset sales in accordance with EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". The Company participates in the Sprint national and regional distribution program in which national retailers such as Radio Shack sell Sprint products and services. In order to facilitate the sale of Sprint products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company's management agreement with Sprint, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's territory, the Company is obligated to reimburse Sprint for the handset subsidy that Sprint originally incurred. The national retailers sell Sprint wireless services under the Sprint and Sprint PCS brands and marks. The Company does not receive any revenues from the sale of wireless handsets by national retailers. The Company classifies these Sprint wireless handset subsidy charges as a selling and marketing expense for a wireless handset sale to a new customer and classifies these subsidies as a cost of service for a wireless handset upgrade to an existing customer.

Goodwill and Intangible Assets

Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In the Company's recording of the purchase of the Iowa City and Cedar Rapids, Iowa markets, the Company engaged a nationally recognized valuation expert to assist in determining the fair value of these assets and liabilities. Included in the asset valuation for this purchase was the valuation of three intangible assets: the Iowa City and Cedar Rapids, Iowa customer base, the right to be the exclusive provider of Sprint services in the Iowa City and Cedar Rapids territories and goodwill. For the customer base and the right to provide service under the Sprint Agreements, finite useful lives of thirty months and 205 months, respectively, have been assigned to these intangible assets and they will each be amortized over these respective useful lives. The Company evaluates acquired businesses for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important which could trigger an impairment review include the following:

      o  Significant decrease in the market value of an asset;

      o Significant changes in the manner of use of the acquired assets or the strategy for the overall business;

      o Significant adverse change in legal factors or negative industry or economic trends; and

      o Significant underperformance relative to current period and/or projected future operating profits or cash flows associated with an asset; or

      o Significant decline in the AirGate's stock price for a sustained period of time.

The Company engaged a nationally recognized appraisal firm to perform the required transitional goodwill impairment testing under SFAS 142. The Company did not recognize any goodwill impairment as the appraised fair value of iPCS exceeded the carrying value at March 31, 2002.

The Company continually monitors the fair value of its goodwill and intangible assets. Future events could cause the Company to conclude that impairment indicators exist and that goodwill or intangibles associated with the Company's acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes

As part of the process of preparing the Company's consolidated financial statements' the Company is required to estimate its taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Future taxable income depends on the Company's ability to generate income in excess of allowable deductions. To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance that could materially impact the Company's financial condition and results of operations.

Reliance on the Timeliness and Accuracy of Data Received From Sprint

The Company places significant reliance on the timeliness and accuracy of revenue and cost data related to its customer base that it receives on a monthly basis from Sprint. The Company makes significant revenue, allowance for doubtful accounts, cost of service and selling and marketing cost estimates based on data it receives from Sprint. The Company obtains assurance to the accuracy of this data through reliance on the "Statement of Attestation Services" (SAS) 70 report on Sprint's internal control processes. Errors that are not reconciled on a timely basis by Sprint could have a material adverse effect on the results of operations and cash flows of the Company.

EBITDA

The Company defines EBITDA as earnings before interest, taxes, non-cash stock compensation expense, depreciation, amortization of intangibles and asset impairment losses. EBITDA as defined by the Company may not be comparable to similarly titled measures by other companies.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by the EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board ("APB") APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", will now be used to classify those gains and losses. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In November 2001, the EITF issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The Company occasionally offers rebates to customers that purchase wireless handsets in its stores. The Company's historical policy regarding the recognition of these rebates in the statement of operations is a reduction in the revenue recognized on the sale of the wireless handset by the amount of the rebate given. The Company's historically policy is in accordance with the guidance set forth in EITF 01-9. Therefore, the adoption of EITF 01-9 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Early adoption of this statement is permitted. The Company has elected early adoption as of the beginning of its fiscal year on October 1, 2001. The adoption by the Company did not materially change the methods used by the Company to measure impairment losses on long-lived assets.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

RESULTS OF OPERATIONS

For the nine months ended June 30, 2002, compared to the nine months ended June 30, 2001:

Terms such as customer net additions, average revenue per user, churn, cost per gross addition and cash cost per user are important operating metrics used in the wireless telecommunications industry. None of these terms are measures of financial performance under accounting principles generally accepted in the United States. These terms, as used by the Company, may not be comparable to similar terms used by other companies.

Customer Net Additions

As of June 30, 2002, the Company provided personal communication services to 195,143 customers compared to 134,927 customers as of September 30, 2001, a net addition of 60,216 customers. The Company does not include in its customer base an estimate of first payment default customers. The increase in net customers is due to customers attracted from other wireless carriers and demand for wireless services from new customers.

Average Revenue Per User

An important operating metric in the wireless industry is Average Revenue Per User (ARPU). ARPU summarizes the average monthly service revenue per user, excluding roaming revenue. ARPU is computed by dividing service revenue for the period by the average subscribers for the period, which is net of an adjustment for first payment default customers. For the nine months ended June 30, 2002, ARPU was $55. For the nine months ended June 30, 2001, ARPU was $54. The increase in ARPU is associated with the Company selling a higher proportion of service plans greater than $49.99 a month during the nine months ended. Offsetting this increase was the effect of the Company not recording terminating access revenues paid by Sprint on behalf of long distance carriers for the nine months ended June 30, 2002, and an out-of-period revenue adjustment for terminating access revenues paid by Sprint on behalf of long distance carriers. The effect of the out-of-period revenue adjustment for historical terminating access revenues paid by Sprint on behalf of long distance carriers was approximately $1.37 of ARPU. See note 12 of Item 1 of this report for a further discussion.

Churn

Churn is the monthly rate of customer turnover expressed as the percentage of the total customer base that both voluntarily and involuntarily discontinued service during the month. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns and an adjustment for estimated first payment default customers, by the average customer base for the period. Churn for the nine months ended June 30, 2002, was 2.8%, compared to 2.0% for the nine months ended June 30, 2001. Churn for the three months ended June 30, 2002, was 2.9%, compared to 2.0% for the three months ended June 30, 2001. The increase in churn is primarily a result of an increase in the number of sub-prime credit quality customers the Company added whose service was involuntarily discontinued during the period.

Cost Per Gross Addition

Cost Per Gross Addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing, cost of equipment and activation costs (which are included as a component of cost of service) and reducing that amount by the equipment revenue recorded. That net amount is then divided by the total new customers acquired during the period, reduced for the reserve for first payment default customers. CPGA was $376 for the nine months ended June 30, 2002, compared to $354 for the nine months ended June 30, 2001. The increase in CPGA is the result of increased handset subsidies caused by greater handset sales incentives and rebates and increased advertising.

Cash Cost Per User

Cash Cost Per User (CCPU) is a measure of the cash costs to operate the business on a per user basis consisting of customer support, network operations, service delivery, roaming expense, bad debt expense, wireless handset upgrade subsidies and other general and administrative costs, divided by average subscribers. CCPU was $62 for the nine months ended June 30, 2002, compared to $80 for the nine months ended June 30, 2001. The decrease in CCPU is the result of the fixed network and administrative cost component of CCPU being covered over a larger average customer base.

Revenues

Service revenue and equipment revenue were $82.6 million and $32.5 million, respectively, for the nine months ended June 30, 2002, compared to $30.5 million and $16.8 million, respectively, for the nine months ended June 30, 2001, an increase of $52.1 million and $15.7 million, respectively. These increased revenues reflect the substantially higher average number of customers using the Company's network. Service revenue consists of monthly recurring access and feature charges and monthly non-recurring charges for local, wireless long distance and roaming airtime usage in excess of the subscribed usage plan. Equipment revenue is derived from the sale of handsets and accessories from Company owned stores, net of sales incentives, rebates and an allowance for returns. The Company's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to the Company, the Company may be able to reissue the handsets to customers at little additional cost. However, when handsets are returned to Sprint for refurbishing, the Company receives a credit from Sprint, which is less than the amount the Company originally paid for the handset. For the three months ended June 30, 2002, the Company did not record revenues from terminating long distance access charges. Additionally, the Company recorded an out of period revenue adjustment for terminating access revenue previously paid to the Company by Sprint on behalf of long distance carriers. Sprint has made a claim to these historical revenues that were remitted to the Company for the period from January 2000 to March 2002. See note 12 of Item 1 for a further discussion. Terminating access revenue not recorded by the Company for the three months ended June 30, 2002 was approximately $0.8 million. Terminating access revenue for which the Company reserved an out-of-period revenue adjustment was approximately $0.6 million.

The Company recorded roaming revenue of $32.5 million during the nine months ended June 30, 2002 (see roaming expense in Cost of Service and Roaming below), compared to $16.8 million for the nine months ended June 30, 2001, an increase of $15.7 million. The increase is attributable to the larger wireless customer base for Sprint and its other Sprint PCS affiliates and additional covered territory, partially offset by a lower average roaming rate per minute. The Company receives roaming revenue at a per-minute rate from Sprint or other Sprint PCS affiliates when Sprint PCS subscribers outside of the Company's territory use the Company's network. For the nine months ended June 30, 2002, such roaming revenue was $30.5 million, or 94% of the roaming revenue recorded in the period. The Company also receives non-Sprint roaming revenue when subscribers of other wireless service providers who have roaming agreements with Sprint roam on the Company's network.

For the calendar year 2001, the Company's reciprocal roaming rate was $0.20 per minute of use. Under an agreement in principle with Sprint, the roaming rate with respect to calendar year 2002 is $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement in principle reached by Sprint and its affiliates has not yet been finalized. The Company believes that the reciprocal roaming rate could decrease to between $0.06 and $0.065 per minute in 2003 and further thereafter. The expected reduction in revenues will be partially offset by a lower cost of roaming expense.

Cost of Service and Roaming

The cost of service and roaming was $92.9 million for the nine months ended June 30, 2002, compared to $38.5 million for the nine months ended June 30, 2001, an increase of $54.4 million. Cost of service and roaming principally consists of costs to support the Company's customer base including: (i) network operating costs (including salaries, cell site lease payments, fees related to the connection of the Company's switches to the cell sites that they support, inter-connect fees and other expenses related to network operations), (ii) back office services provided by Sprint PCS such as customer care, billing and activation, (iii) the 8% of collected service revenue representing the Sprint affiliation fee, (iv) bad debt related to uncollectible accounts receivable, (v) wireless handset subsidies on existing customer upgrades through national third party retailers, and (vi) long distance expense relating to inbound roaming revenue and the Company's own customer's long distance usage and roaming expense when customers from the Company's territory place calls on Sprint's network.

Roaming expense included in the cost of service and roaming was $24.9 million for the nine months ended June 30, 2002, compared to $12.4 million for the nine months ended June 30, 2001, an increase of $12.5 million as a result of the substantial increase in the Company's customer base partially offset by a lower average roaming rate per minute. As discussed above, the per-minute rate the Company pays Sprint when customers from the Company's territory roam onto the Sprint PCS network decreased beginning January 1, 2002. The increased roaming minutes resulting from increasing subscriber levels will be partially offset by the lower per minute rate paid to Sprint.

The Company was supporting 195,143 customers at June 30, 2002, compared to 107,412 customers at June 30, 2001. At June 30, 2002, the Company's network consisted of 604 active cell sites and three switches compared to 395 active cell sites and one switch at June 30, 2001. There were approximately 54 employees performing network operations functions at June 30, 2002, compared to 40 employees at June 30, 2001. The 8% Sprint affiliation fee totaled $6.5 million in the nine months ended June 30, 2002, compared to $2.6 million for the nine months ended June 30, 2001, a $3.9 million increase related to the growth in service revenues.

Cost of Equipment

Cost of equipment was $14.2 million for the nine months ended June 30, 2002, and $9.4 million for the nine months ended June 30, 2001, an increase of $4.8 million. This increase is attributable to the increase in the number of customers added during the period, as cost of equipment includes the cost of handsets and accessories sold to customers from the Company's Sprint stores. The cost of handsets exceeds the amount received from customers because the Company subsidizes the price of handsets to remain competitive in the marketplace.

Selling and Marketing

The Company incurred selling and marketing expenses of $33.3 million during the nine months ended June 30, 2002, compared to $25.3 million in the nine months ended June 30, 2001, an increase of $8.0 million. These amounts include retail store costs such as salaries and rent in addition to promotion, advertising and commission costs, and handset subsidies on units sold by national third party retailers for which the Company does not record revenue. Under the management agreement with Sprint, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's territory, the Company is obligated to reimburse Sprint for the handset subsidy that Sprint originally incurred. The national retailers sell Sprint wireless services under the Sprint and Sprint PCS brands and marks. At June 30, 2002, there were approximately 182 employees performing sales and marketing functions, compared to 65 employees as of June 30, 2001. A net 64,737 customers were added in the nine months ended June 30, 2002 (net of expected first payment default customers), compared to 67,853 net customers added in the nine months ended June 30, 2001.

General and Administrative

For the nine months ended June 30, 2002, the Company incurred general and administrative expenses of $24.7 million, compared to $8.7 million for the nine months ended June 30, 2001, an increase of $16.0 million. This increase was attributable to $19.4 million of merger related expenses associated with the Company's merger with AirGate on November 30, 2001. Included in general and administrative costs are administrative wages and benefits, legal fees, insurance expense and other professional services. Exclusive of the merger related costs, general and administrative costs declined by $3.2 million. This was a result of a non-recurring banking and professional fees incurred during the nine months ended June 30, 2001 associated with prospective merger related activities and a reduction in personnel overhead costs subsequent to the acquisition by AirGate.

Non-Cash Stock Compensation

Non-cash stock compensation expense was $4.0 million for the nine months ended June 30, 2002, and $1.5 for the nine months ended June 30, 2001. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for the Company's stock option plans. Unearned stock compensation is recorded for the difference between the exercise price and the fair market value of the Company's common stock at the date of grant and is recognized as non-cash stock compensation expense in the period in which the related services are rendered. All stock options became fully vested at the time of the merger with AirGate and therefore all unearned stock option compensation at the time of the merger was recognized as expense.

Depreciation

For the nine months ended June 30, 2002, depreciation increased to $23.6 million, compared to $11.1 million for the nine months ended June 30, 2001, an increase of $12.5 million. The increase in depreciation expense relates primarily to additional network assets placed in service in 2001 and 2002. Depreciation will continue to increase as additional portions of the Company's network and development costs for 1XRTT are placed into service. The Company incurred capital expenditures of $66.9 million in the nine months ended June 30, 2002, compared to capital expenditures of $101.9 million in the nine months ended June 30, 2001. Included in capital expenditures for the nine months ended June 30, 2002 and 2001 was capitalized interest of $6.0 and $6.2 million, respectively.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amounts recorded in July 2000 for the right to provide Sprint PCS service in twenty additional Iowa, Nebraska and Michigan markets and in February 2001 for the right to provide Sprint PCS service in the Iowa City and Cedar Rapids, Iowa markets. For the nine months ended June 30, 2002, the Company recorded approximately $2.5 million of amortization expense compared to approximately $0.5 million for the nine months ended June 30, 2001. The increase is due to the amortization expense related to the Iowa markets that were purchased in February 2001.

Asset Impairments

As a result of the Company's merger with AirGate, management proposed new business plans with respect to the Company's network build-out and selling and marketing organizational structure. Accordingly, the carrying value of property and equipment associated with identified locations affected by the proposed business plans were adjusted to their fair value. These adjustments to fair value resulted in impairments of approximately $6.4 million for the nine months ended June 30, 2002.

Interest Income

For the nine months ended June 30, 2002, interest income was $0.6 million compared to $4.4 million for the nine months ended June 30, 2001, a decrease of $3.8 million. The Company had higher average cash and cash equivalent balances for the nine months ended June 30, 2001, resulting from the remaining proceeds from the Company's debt offering and proceeds from the sale of preferred stock. As capital expenditures were required to complete the build-out of the Company's PCS network, and as working capital and operating losses were funded, decreasing cash balances and lower interest rates resulted in lower interest income.

Interest Expense

For the nine months ended June 30, 2002, interest expense was $18.2 million, compared to $16.2 million for the nine months ended June 30, 2001, an increase of $2.0 million. The increase is primarily attributable to increased average borrowings on the senior credit facility partially offset by lower interest rates on variable borrowings. The Company had borrowings outstanding of $110.0 million as of June 30, 2002, compared to $50.0 million as of June 30, 2001.

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

Net Loss

For the nine months ended June 30, 2002, the net loss was $94.6 million, an increase of $40.6 million from a net loss of $54.0 million for the nine months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had $19.6 million in cash and cash equivalents, compared to $54.6 million in cash and cash equivalents at September 30, 2001. The Company's net working capital deficit was $7.8 million at June 30, 2002, compared to positive working capital of $38.6 million at September 30, 2001.

Net Cash Used in Operating Activities

The $30.2 million of cash used in operating activities in the nine months ended June 30, 2002, was the result of the Company's $94.6 million net loss offset by $55.3 million of asset impairments, depreciation, amortization of note discounts, financing costs, amortization of intangibles, cumulative effect of accounting change, provision for doubtful accounts, non-cash stock option compensation and positive net working capital changes of $9.1 million. The $17.2 million of cash used in operating activities in the nine months ended June 30, 2001 was the result of the Company's $54.0 million net loss being partially offset by a net $13.6 million in cash provided by changes in net working capital and $23.2 million of depreciation, amortization of note discounts, provision for doubtful accounts, amortization of financing costs and non-cash stock option compensation.

Net Cash Used in Investing Activities

The $64.6 million of cash used in investing activities during the nine months ended June 30, 2002, includes $65.6 million for purchases of property and equipment. Purchases of property and equipment during the nine months ended June 30, 2002, related to investments to upgrade the Company's network to 1XRTT, expansion of switch capacity and expansion of coverage in the Company's territories. For the nine months ended June 30, 2001, cash used in investing activities of $115.0 million includes cash payments of $96.1 made for purchases of property and equipment, $31.8 million for the acquisition of the Iowa City/Cedar Rapids, Iowa markets offset by proceeds of $11.7 million from the sale of tower assets.

Net Cash Provided by Financing Activities

The $59.9 million in cash provided by financing activities during the nine months ended June 30, 2002, includes $60.0 million in borrowings under the senior credit facility. The $114.8 million of cash provided by financing activities in the nine months ended June 30, 2001 includes $50.0 million borrowed under the senior credit facility and $65.7 million of proceeds from the sale of redeemable convertible preferred stock.

Liquidity

At June 30, 2002, the Company had $19.6 million of cash and cash equivalents and total availability under the Company's senior credit facility of $30.0 million. iPCS is an unrestricted subsidiary of AirGate. As a result of this designation, funds available under each of AirGate's and iPCS' senior credit facilities and cashflows from AirGate and iPCS can only be used by AirGate or iPCS, as applicable. To date, the Company has used proceeds from the senior subordinated discount notes, proceeds from the sale of redeemable convertible preferred stock and borrowings from the senior credit facility to fund capital expenditures, operating losses, working capital and cash interest needs while the Company built out its digital PCS network and acquired customers.

Due to a number of factors, including the rapidly changing wireless industry, general economic uncertainty, lower than expected net new subscribers and continuing higher rates of customer turnover than anticipated, management is reviewing the assumptions underlying the long-range business plan for iPCS. While these long-term projections are being refined, they indicate that cash and cash equivalents and cash availability under the iPCS senior credit facility, combined with cash flows from operations, are expected to be sufficient to fund working capital, meet capital expenditure needs and to service debt requirements until the Company obtains free cash flow positive. As a result of these changes to the assumptions underlying the long-range plan, management anticipates attaining free cash flow positive several years later than originally projected. Management anticipates that the long-range business plan will be sufficiently refined to provide more definitive guidance in its Annual Report of Form 10-K. Free cash flow is defined as EBITDA minus capital expenditures, cash interest payments and required amortization of principal under the senior credit facilities. Management's projections contains significant assumptions including projections for gross new customer additions, CPGA, capital expenditures, ARPU, churn, bad debt expense, wireless handset upgrade costs, fees charged by Sprint and roaming expense and roaming revenue. If these assumptions do not occur, iPCS may not reach free cash flow positive when projected.

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

In addition to the Investment Considerations included herein, the following risk factors could materially and adversely affect the Company's future operating results and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

The Company may not be able to sustain its growth or obtain sufficient revenue to achieve and sustain profitability. Recently the Company has experienced slowing net customer growth. Net customer growth was 33,108 for the three months ended December 31, 2001, 16,954 for the three months ended March 31, 2002 and 14,675 for the three months ended June 30, 2002. This trend is attributable to increased churn and competition, slowing wireless subscriber growth and weakened consumer confidence. Additionally, the Company currently operates with EBITDA losses. For the three and nine months ended June 30, 2002, the Company incurred an EBITDA loss of $(6.8) and $(44.8) million, respectively, which includes an out-of-period revenue adjustment net of the 8% affiliation fee of $(1.1) and $(0.6) million, respectively. See note 12 in Item 1 of this report for a further discussion. Additionally, EBITDA for the nine months ended includes merger related costs of $19.4 million. If the current trend of net customer growth continues, it will lengthen the amount of time it will take for the Company to reach a sufficient number of customers to reach EBITDA and free cash flow positive which in turn will have negative effect on capital resources. The Company's business projections reflect continuing growth in its subscriber base and a reduction and eventual elimination of EBITDA losses as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers. If the Company acquires more new customers than projected, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater EBITDA losses in the near term but higher cash flows in later periods. Conversely, if there is a slowdown in new subscriber growth in the wireless industry, the Company may acquire fewer new customers, which would result in lower EBITDA losses in the near term but lower cash flows in later periods.

The Company may continue to experience higher costs to acquire customers (including handset subsidy, commissions and promotional expenses). For the three months ended March 31, 2002, CPGA was $359 and for the three months ended June 30, 2002, CPGA was $443. If the Company incurs higher costs to acquire new customers than projected over the long term, these upfront costs may result in greater EBITDA losses and lower cash flows.

The Company may continue to experience a higher churn rate. The Company's average customer monthly churn (net of 30 day returns and a reserve for first payment default customers) for the three months ended June 30, 2002 was 2.9%. This rate of churn was higher than the 2.6% churn rate reported for the three months ended March 31, 2002. The Company expects that in the near term, churn will remain higher than historical levels. This expectation is the result of a greater percentage of subprime versus prime credit class customers comprising the Company's subscriber base. As a result of this increase, the Company has experienced greater involuntary deactivations. If the rate of churn continues or increases over the long-term, the Company would lose the cash flow attributable to these customers and have greater EBITDA losses.

The Company may receive a significantly lower roaming rate in 2003 and thereafter. The Company is paid a fee from Sprint for every minute that a Sprint subscriber based outside of the Company's territory uses the Company's network; the Company refers to such fees as roaming revenue. Similarly, the Company pays a fee to Sprint for every minute that the Company's customers use the Sprint network outside of the Company's markets; the Company refers to such fees as roaming expense. Under the Company's original agreements with Sprint, Sprint had the right to change the reciprocal roaming rate exchanged for customers who roam into the other party's or another Sprint affiliate. iPCS and Sprint had an agreement which fixed the reciprocal roaming rate exchanged between Sprint and iPCS for customers who roam into the other party's, or another network partner's, territory at $0.20 per minute of use through December 31, 2001. Under an agreement in principle reached in April 2001, the roaming rate for iPCS with respect to calendar year 2002 is $0.10 per minute. The Company believes this rate may decrease to between $0.06 and $0.065 per minute in 2003, and further thereafter. The ratio of roaming revenue to expense for the three months ended June 30, 2002, was 1.4 to one.

The Company's ability to borrow funds under the senior credit facility may be terminated due to its failure to maintain or comply with the restrictive financial and operating covenants contained in the agreements governing the senior credit facilities. The senior credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues, maximum EBITDA losses and limiting capital expenditures. The Company believes that it is currently in compliance in all material respects, with all financial and operational covenants relating to the senior credit facility. During February 2002, the Company completed an amendment to the senior credit facility, primarily to provide additional relief under the maximum EBITDA losses covenant, which the Company anticipated not meeting in future quarters. As part of attaining this EBITDA covenant relief, performance thresholds contained in other covenants under the senior credit facility were increased, such as the minimum number of total subscribers. To satisfy the minimum subscriber covenant at September 30, 2002, the Company must have 218,600 subscribers before the reserve for first payment default customers. At June 30, 2002, the Company had 197,604 subscribers before the reserve for first payment default customers of 2,461. This is an increase in subscribers before first payment default customers of 20,996. If the Company is unable to operate the business within the covenants specified in the credit facility, as amended, as applicable, the Company's ability to obtain future amendments to the covenants in the senior credit facility is not guaranteed and the ability to make borrowings required to operate the business could be restricted or terminated. Such a restriction or termination would have a material adverse affect on liquidity.

The Company may incur significant wireless handset subsidy costs for existing customers who upgrade to a new handset. As the

Company's customer base matures and technological innovations occur, more existing customers will begin to upgrade to new wireless handsets for which the Company subsidizes the price. The Company experienced approximately $0.8 million associated with wireless handset upgrade costs for the three months ended June 30, 2002. The Company does not have any historical experience regarding the adoption rate for wireless handset upgrades. If more customers upgrade to new wireless handsets than the Company projects, EBITDA and cash flows would be lower than projected.

On July 3, the FCC issued an order in Sprint PCS v. AT&T for declaratory judgment holding that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC rules. This FCC order did not preclude a finding of a contractual basis for these charges, nor did it rule whether or not Sprint PCS had such a contract with carriers such as AT&T. The Company has previously received $1.0 million comprised of $1.1 million of terminating long distance access revenues less $0.1 million of associated affiliation fees from Sprint PCS prior to the current quarter, and Sprint PCS has asserted its right to recover these revenues net of the affiliation fees from the Company. The Company will continue to assess the ability of Sprint, Sprint PCS or other carriers to recover these charges and the Company is continuing to review the availability of defenses we may have against Sprint PCS's claim to recover these revenues from us. For the three months ended June 30, 2002, billings that were not collected associated with terminating long distance access charges were approximately $0.8 million. The Company has not projected collecting access revenues on future billings.

In its business plan, the Company has assumed that a sale of its towers will provide funds of at least $10.0 million. The Company owns 87 towers. The Company does not consider towers a strategic asset and plans on selling some or all of these assets as market terms and conditions permit. There are several companies that have traditionally been purchasers of towers in the wireless industry. However, the financial condition of these tower companies and their willingness and ability to purchase towers the Company owns is not certain. The Company may not be able to sell enough towers at an adequate price to generate proceeds projected and if so, the Company's liquidity would be materially adversely affected.

Sprint provides back-office and many other services to the Company. For the quarter ended June 30, 2002, these expenses accounted for more than 39% of operating expenses. There is no formula established in the agreements with Sprint for the cost of these services and Sprint may adjust these expenses at least annually. For example, Sprint has sought to increase service fees during the remainder of 2002 and beyond in connection with the launch of 1XRTT. If Sprint were to increase its fees significantly, we may seek other third parties to provide some of the services currently provided by Sprint. Any such change may not be effected quickly or at all, and these increased operating expenses would have an adverse effect on the Company's EBITDA and cash flow.

Variable interest rates may increase substantially. At June 30, 2002, the Company had borrowed $110.0 million under the senior credit facility. The rate of interest on the senior credit facility is based on a margin above either the alternate bank rate (the prime lending rate in the United States) or the London Interbank Offer Rate (LIBOR). The Company's weighted average borrowing rate on variable rate borrowings at June 30, 2002, was 5.6%. If the Company were to default under the senior credit facility, the rate of interest would increase by an additional 2%.

The Company operates with negative working capital because of amounts owed to Sprint. Each month the Company pays Sprint amounts relating to: (i) roaming expense, (ii) the 8% affiliation fee, (iii) costs for customer support and billing, (iv) handsets purchased from Sprint, (v) reimbursements for commissions paid to national third party retailers such as Radio Shack, Best Buy and Circuit City, (vi) reimbursement for subsidies related to handsets sold by national third party retailers, and (vii) wholesale long distance expense that the Company's customers incur and that Sprint customers incur related to roaming revenue. A reduction in the amounts the Company owes Sprint may result in a greater use of cash for working capital purposes than the business plan currently projects.

The Company may not be able to access the credit markets for additional capital if the liquidity discussed above is insufficient for the cash needs of the business. The Company frequently evaluates options for additional financings to supplement its liquidity position and maintain maximum financial flexibility. However, the Company may be unable to raise additional capital if the need arises, whether its actual results differ from those projected or for any other reason.

Capital Resources

The senior secured discount notes due 2010 will require cash payments of interest beginning on January 15, 2006. The senior secured discount notes carry bond ratings of Caa1/CCC. The $140.0 million senior credit facility provides for a $90.0 million senior secured term loan which matures on December 31, 2008, which is the first installment of the loan, or tranche A. The second installment, or tranche B, under the senior credit facility is for a $50.0 million senior secured term loan, which matures on December 31, 2008. The senior credit facility requires quarterly payments of principal beginning June 30, 2004 for tranche A and tranche B, initially in the amount of 2.5% of the loan balance then outstanding and increasing thereafter. The commitment fee on unused borrowings ranges from 1.00% to 1.50%, payable quarterly. As of June 30, 2002, $30.0 million remained available for borrowing under the senior credit facility. The Company's obligations under the senior credit facility are secured by all of the Company's operating assets.

As of June 30, 2002, management believes that the Company is in compliance in all material respects with the covenants associated with the senior credit facility, senior subordinated discount notes, and Sprint agreements.

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to the senior credit facility, the senior secured discount notes, capital leases and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future minimum contractual cash obligations for the next five years and in the aggregate at June 30, 2002, are as follows (dollars in thousands):

                                                                    Payments Due By Period
                                                                      Years Ended June 30,
                                                                    ----------------------
Contractual Obligation                        Total       2003       2004      2005       2006      2007    Thereafter
----------------------                        -----       ----       ----      ----       ----      ----    ----------
Senior credit facility (1) ...............    110,000         --     5,500     13,750    22,000    27,500     41,250
Operating leases (2) .....................     70,442     11,430    11,271     10,714     9,483     6,331     21,213
Capital leases ...........................        953         71        74         77        80        83        568
Senior subordinated discount notes .......    300,000         --        --         --        --        --    300,000
                                             --------    -------   -------    -------   -------   -------   --------
     Total ...............................   $481,395    $11,501   $16,845    $24,541   $31,563   $33,914   $363,031
                                             ========    -------   -------    -------   -------   -------   --------


(1) Total repayments are based upon borrowings outstanding as of June 30, 2002, not projected borrowings under the respective senior credit facility.
(2)  Does not include payments due under renewals to the original lease term.

There are provisions in the agreements governing the senior credit facility and the senior subordinated discount notes providing for an acceleration of repayment upon an event of default, as defined in the respective agreements.

Seasonality

The Company's business is subject to seasonality because the wireless industry historically has been heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of available financial resources during this period.

RELATED PARTY TRANSACTIONS

Sprint Agreements:

Under the Sprint agreements, Sprint provides the Company significant support services such as customer service, billing, long distance transport services, national network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand name, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint and other Sprint affiliates' PCS wireless customers incur minutes of use in the Company's territories and when the Company's customers incur minutes of use in Sprint and other Sprint affiliates' PCS territories. These transactions are recorded in the cost of service and roaming and selling and marketing captions in the statement of operations. Cost of service and roaming transactions relate to the 8% affiliation fee, long distance, roaming expenses, billing support and customer care support. Purchased inventory transactions relate to inventory purchased by the Company from Sprint under the Sprint agreements. Selling and marketing transactions relate to subsidized costs on wireless handsets and commissions under

Sprint's national distribution program. Amounts relating to the Sprint agreements for the three and nine months ended June 30, 2002 and 2001, are as follows (dollars in thousands):

                                            Three Months Ended
                                           ---------------------
                                           June 30,     June 30,
                                             2002         2001
                                           --------     --------
Amounts incurred:
     Cost of service and roaming .......    $17,358       $8,996
     Purchased inventory ...............      3,421        4,819
     Selling and marketing .............      2,108        4,338

                                             Nine Months Ended
                                           ----------------------
                                           June 30,     June 30,
                                             2002         2001
                                           --------     ---------
Amounts incurred:
     Cost of service and roaming .......    $51,654      $20,591
     Purchased inventory ...............     15,294       16,857
     Selling and marketing .............      5,980       11,109

Transactions with AirGate

The Company has completed transactions at arms-length in the normal course of business with its parent AirGate. These transactions are comprised of roaming, inventory purchases and sales of network operating equipment. In the normal course of business under the Sprint agreements, customers of the Company incur minutes of use in AirGate's territory causing the Company to incur roaming expense. In addition, AirGate customers incur minutes of use in the Company's territory for which the Company receives roaming revenue. The Company recorded $0.1 million of roaming revenue and $0.1 million of roaming expense with AirGate during the nine months ended June 30, 2002. The roaming rate charged was in accordance with the rates under the Sprint agreements.

In order to optimize the most efficient use of certain models of wireless handset inventory in relation to regional demand, the Company sold approximately $184,000 of wireless handset inventory to AirGate and AirGate sold approximately $32,000 of wireless handset inventory to the Company. These sales were completed at market prices at the time. At June 30, 2002, the Company was not carrying any wireless handset inventory it had acquired from AirGate.

The Company purchased $224,000 of network operating equipment from AirGate at market prices at the time. The Company had a need for such equipment and it had become recently idled by AirGate.

The Company sold $717,000 of network operating equipment to AirGate at market prices at the time. This equipment had been idled by the Company and AirGate had a need for the equipment at the time.

COMMITMENTS AND CONTINGENCIES

On July 3, the FCC issued an order in Sprint PCS v. AT&T for declaratory judgment holding that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC rules. This FCC order did not preclude a finding of a contractual basis for these charges, nor did it rule whether or not Sprint had such a contract with carriers such as AT&T. The Company has previously received $1.0 million comprised of $1.1 million of terminating long distance access revenues less $0.1 million of associated affiliation fees from Sprint PCS prior to the current quarter, and Sprint has asserted its right to recover these revenues net of the affiliation fees from the Company. As a result of this ruling, and our assessment of this contingency under SFAS No. 5, "Accounting for Contingencies", we have taken a charge to current period revenue. However, we will continue to assess the ability of Sprint, Sprint PCS or other carriers to recover these charges and are continuing to review the availability of defenses we may have against Sprint's claim to recover these revenues.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including contract disputes and employment matters. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Omitted Pursuant to General Instruction H (1) (a) and (b).

Item 3. DEFAULTS UPON SENIOR SECURITIES

Omitted Pursuant to General Instruction H (1) (a) and (b).

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted Pursuant to General Instruction H (1) (a) and (b).

Item 5. OTHER INFORMATION

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

The integration of AirGate and iPCS following the merger will present significant challenges that could adversely affect our results of operations

AirGate acquired us with the expectation that it would result in expanding AirGate's existing network and customer base and leveraging the best operating practices of both organizations. Achieving the benefits of the merger with AirGate will depend in part on integrating the operations of the two businesses in an efficient and timely manner. We cannot assure you that this will occur. To realize the anticipated benefits of this combination, our management team must develop strategies and implement a business plan that will successfully:

     o   manage our networks and markets;

     o maintain adequate focus on existing business and operations while working to integrate the management of the two companies;

     o   combine two companies with limited operating histories;

     o manage our company's cash and available credit lines for use in financing future growth and working capital needs of our company;

     o   manage our marketing and sales;

     o manage the transition of iPCS' senior management expertise to the combined company; and

     o retain and attract key employees of the combined company during a period of transition.

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

We may experience a higher rate of customer turnover in the future compared to historical rates which would adversely affect our financial performance

The wireless personal communications services industry in general and Sprint in particular have experienced a higher rate of customer turnover, commonly known as churn, as compared to cellular industry averages. This churn rate has been driven higher in recent months due to the introduction of NDASL and Clear Pay programs. In addition, due to significant competition in our industry and general economic conditions, among other things, our future rate of customer turnover may be higher than our historical rate. Factors which may contribute to higher churn include:

     o inability of customers to pay which results in involuntary deactivations, which accounted for approximately 82% of our deactivations in the quarter ended June 30, 2002;

     o customer mix and credit class, particularly sub-prime credit customers which accounted for 50% of our customer additions since May, 2001, including those choosing NDASL and Clear Pay programs;

     o our handset return policy that allows customers to return used handsets within 14 days of purchase and receive a full refund;

     o   the attractiveness of our competitors' products and services;

     o   network performance;

     o   customer service;

     o   increased prices; and

     o any future changes by us in the products and services we offer, especially to the Clear Pay program.


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

Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts

On an ongoing basis, we estimate the amount of customer receivables that we will not collect to reflect the expected loss on such accounts in the current period. However, our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

     o   our churn rate exceeds our estimates;

     o   adverse changes in the economy from our expectations; or

     o   unanticipated changes in Sprint PCS' products and services.

If our allowance for doubtful accounts is insufficient to cover losses on our receivables, our business, financial position or results of operations could be materially adversely affected.

The loss of the officers and skilled employees who we depend upon to operate our business could adversely affect our results of operations

Our business is managed by a small number of executive officers. We believe that our future success depends in part on our continued ability to attract and retain highly qualified technical and management personnel. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel. We currently have "key man" life insurance for our President and Chief Executive Officer. We do not have long-term employment or change of control agreements with any of our executive officers and most of the stock options granted to senior management are at exercise prices above current market prices of AirGate common stock.

Parts of our territories have limited amounts of spectrum which may adversely affect the quality of our service and our results of operations.

Sprint has licenses covering 30 MHz of spectrum throughout most of our territory, but it has licenses covering only 10 MHz or 20 MHz in parts of Illinois. As the number of customers in our territory increases, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped and blocked calls and may limit our ability to offer enhanced services, all of which could result in increased customer turnover and adversely affect our results of operations.

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

     o we have to dedicate a substantial portion of any cash flow from our operations to the payment of interest on, and principal of, our debt, which will reduce funds available for other purposes;

     o we may not be able to obtain additional financing if the assumptions underlying the business plan are not correct and existing sources of funds, together with cash flow, are insufficient for capital requirements, capital expenditures, working capital requirements and other corporate purposes;

     o some of our debt, including financing under our senior credit facility, will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; and

     o due to the liens on substantially all of our assets and the pledges of stock of our existing and future subsidiaries that secure our senior debt and senior discount notes, lenders or holders of such senior discount notes may control our assets or the assets of our subsidiaries in the event of a default.

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

If we do not meet all of the conditions required under our senior secured credit facility, we may not be able to draw down all of the funds we anticipate receiving from our senior lenders and we may not be able to fund operating losses and working capital needs

As of June 30, 2002, we had borrowed $110.0 million under our senior secured credit facility. The remaining $30.0 million available under our senior secured credit facility, a portion of which we expect to borrow in the future, is subject to us meeting all of the conditions specified in our financing documents. During February 2002, the Company completed an amendment to its senior credit facility, primarily to provide additional relief under the maximum EBITDA loss covenant, which the Company anticipated not meeting in future quarters. As part of attaining this EBITDA covenant relief, performance thresholds contained in other covenants under the senior credit facility were increased, such as the minimum number of total subscribers. To satisfy the minimum subscriber covenant at September 30, 2002, the Company must have 218,600 subscribers before the reserve for first payment default customers. At June 30, 2002, the Company had 197,604 subscribers before the reserve for first payment default customers of 2,461. This is an increase in subscribers before first payment default customers of 20,996.

In addition, additional borrowings are subject to specific conditions on each finding date, including the following;

     o that certain of our financial covenant tests are satisfied, including leverage and operating performance covenants and loss covenants relating to earnings before interest, taxes, depreciation and amortization; and

     o   the absence of a default under our loan documents.

If we do not meet these conditions at each funding date, our senior lenders may not lend some or all of the remaining amounts under our senior secured credit facility. If other sources of funds are not available, we may not be in a position to meet our operating cash needs.

The ability of AirGate and iPCS to operate as a combined company is limited by the separate public debt indentures and senior secured credit facilities of AirGate and iPCS

In order to assure continued compliance with the indenture governing AirGate's senior subordinated discount notes, AirGate has designated us as an "unrestricted subsidiary." As a result, for purposes of our respective public debt indentures, AirGate and we will operate as separate business entities. Due to restrictions in AirGate's indenture, AirGate will be unable to provide direct or indirect credit support to us and will be significantly limited in its ability to maintain or preserve our financial condition or cause us to achieve a specified level of operating results. Likewise, we will be restricted under our debt instruments from paying dividends or freely transferring money to AirGate. These restrictions may hinder the ability of iPCS to meet its working capital requirements, the combined company's ability to achieve the anticipated benefits of the merger, react to developments in either company's business or take advantage of business opportunities.

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

Risks Particular to Our Relationship with Sprint

The termination of our affiliation with Sprint would severely restrict our ability to conduct our business

We do not own the licenses to operate our wireless network. Our ability to offer Sprint PCS products and operate a PCS network is dependent on our Sprint agreements remaining in effect and not being terminated. All of our customers have purchased Sprint PCS products and services to date, and we do not anticipate any change in the future. The management agreement between Sprint and us is not perpetual. Sprint can choose not to renew our management agreement at the expiration of the 20-year initial term or any ten-year renewal term. In any event, our management agreement terminates in 50 years.

In addition, the management agreement can be terminated for breach of any material term, including, among others, build-out, network and operational requirements. Many of these operational and network requirements are technical and detailed in nature, and may apply to each retail store, cell site and switch site. In addition, many of these requirements can be changed by Sprint with little notice. As a result, we may not always be in compliance with all provisions of our Sprint agreement. For example, Sprint conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes needs to be addressed. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect the Company's operating results and ability to achieve free cash flow.

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

     o Sprint could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for our business;

     o Sprint could develop products and services or establish credit policies, such as NDASL, which could adversely affect our results of operations;

     o Sprint could raise the costs to perform back office services, reduce levels of services or expenses or otherwise seek to increase expenses and other amounts charged and has sought to raise these costs in connection with the launch of 1XRTT;

     o Sprint could limit our ability to develop local and other promotional plans to enable us to attract sufficient customers;

     o Sprint could, subject to limitations under our Sprint agreements, alter its network and technical requirements or request that we build out additional areas within our territories, which could result in increased equipment and build-out costs;

     o Sprint could make decisions which could adversely affect the Sprint and Sprint PCS brand names, products or services; and

     o Sprint could decide not to renew the Sprint agreements or to no longer perform its obligations, which would severely restrict our ability to conduct business.

The occurrence of any of the foregoing could adversely affect our relationship with customers in our territories, increase our expenses and/or decrease our revenues.

Change in Sprint PCS products and services may reduce customer additions or increase customer turnover

The competitiveness of Sprint PCS products and services is a key factor in our ability to attract and retain customers, and we believe was a factor in the slowing subscriber growth in the most two recent quarters.

Certain Sprint pricing plans, promotions and programs may result in higher levels of customer turnover and reduce the credit quality of our customer base. For example, under certain Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account-spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on all credit classes ("NDASL"). As a result, a significant amount of our new customer additions (approximately 50% since May 2001) have been under the NDASL program. On November 15, 2001, the NDASL program was replaced by the "Clear Pay program" which requires a $125 deposit requirement for the lowest credit class and featured increased back-office controls with respect to credit collection efforts. We believe these programs resulted in increased churn and an increase in sub-prime credit customers.

The inability of Sprint to maintain high quality back office services, or our inability to use Sprint's back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increased churn or otherwise increase our costs

We rely on Sprint's support systems, including customer care, billing and back office support. Our operations could be disrupted if Sprint is unable to maintain and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. The rapid expansion of Sprint's PCS business is expected to continue to pose a significant challenge to its internal support systems. Additionally, Sprint has made reductions in its customer service support structure and may continue to do so in the future, which may have an adverse effect on our churn rate. Further, Sprint has relied on third party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We will depend on Sprint's willingness to continue to offer these services and to provide these services effectively and at competitive costs. These costs accounted for 39% of our operating expenses for the three months ended June 30, 2002. Our Sprint agreement provides that, upon nine months' prior written notice, Sprint may elect to terminate any of these services. The inability of Sprint to maintain high quality back office services, or our inability to use Sprint's back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increase churn or otherwise increase our costs.

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

We may have difficulty in obtaining an adequate supply of certain handsets from Sprint, which could adversely affect our results of operations

We depend on our relationship with Sprint to obtain handsets, and we have agreed to purchase all of our 3G handsets from Sprint through December 31, 2004. Sprint orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

     o Sprint does not adequately project the need for handsets for itself, its Sprint PCS network partners and its other third party distribution channels, particularly in a transition to new technologies, such as "one times radio transmission technology," or "1XRTT";

     o   Sprint gives preference to other distribution channels;

     o   we do not adequately project our need for handsets;

     o Sprint modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or

     o there is an adverse development in the relationship between Sprint and its suppliers or vendors.

The occurrence of any of the foregoing could disrupt our customer service and/or result in a decrease in our subscribers, which could adversely affect our results of operations.

Reliance on the Timeliness and Accuracy of Data Received From Sprint

The Company places significant reliance on the timeliness and accuracy of revenue and cost data related to its customer base that it receives on a monthly basis from Sprint. The Company makes significant revenue, allowance for doubtful accounts, cost of service and selling and marketing cost estimates based on data it receives from Sprint. The Company obtains assurance to the accuracy of this data through reliance on the "Statement of Attestation Services" (SAS) 70 report on Sprint's internal control processes. Errors that are not reconciled on a timely basis by Sprint could have a material adverse effect on the results of operations and cash flows of the Company.

Non-renewal or revocation by the Federal Communications Commission of the Sprint PCS licenses would significantly harm our business

PCS licenses are subject to renewal and revocation by the Federal Communications Commission, referred to as the FCC. Sprint PCS licenses in our territories will begin to expire in 2007 but may be renewed for additional ten-year terms. There may be opposition to renewal of Sprint's PCS licenses upon their expiration, and the Sprint PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint or us to comply with these standards could cause revocation or forfeiture of the Sprint PCS licenses for our territories. If Sprint loses any of its licenses in our territories, we would be severely restricted in our ability to conduct business.

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

Risks Particular to Our Industry

Significant competition in the wireless communications services industry may result in our competitors offering new or better products and services or lower prices, which could prevent us from operating profitably

Competition in the wireless communications industry is intense. Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

Our dependence on Sprint to develop competitive products and services and the requirement that we obtain Sprint's consent to sell local pricing plans and non-Sprint approved PCS equipment may limit our ability to keep pace with competitors on the introduction of new products, services and equipment. Some of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and Internet access, with their wireless communications services. Furthermore, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. We expect this consolidation to lead to larger competitors over time. We may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services than we do. In addition, we may be at a competitive disadvantage since we may be more highly leveraged than some of our competitors.

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

We are a consumer business and a recession in the United States involving significantly lowered spending could negatively affect our results of operations

Our primary customer base is individual consumers and our accounts receivable represent unsecured credit. We believe the economic downturn has had an adverse affect on our operations. In the event that the economic downturn that the United States and our territory have recently experienced becomes more pronounced or lasts longer than currently expected and spending by individual consumers drops significantly, our business may be further negatively affected.

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

The indenture and the senior secured credit facility contain provisions and requirements that could limit our ability to pursue borrowing opportunities

The restrictions contained in the indenture governing our senior discount notes, and the restrictions contained in our senior secured credit facility, may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, if needed, and engage in opportunistic transactions. The senior secured credit facility also restricts our ability and the ability of our subsidiaries and our future subsidiaries to do the following: o create liens;

     o make certain payments, including payments of dividends and distributions in respect of capital stock;

     o    consolidate, merge and sell assets;

     o    engage in certain transactions with affiliates; and

     o    fundamentally change our business.

In addition, our senior secured credit facility requires us to maintain certain ratios, including:

    o    leverage ratios;

    o    an interest coverage ratio; and

    o    a fixed charges ratio;

and to satisfy certain tests, including tests relating to:

    o    minimum number of subscribers to our services; and

    o    minimum revenues.

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


Because the notes were issued with original issue discount, our noteholders will have to include interest in their taxable income before they receive cash

The notes were issued at a substantial discount from their principal amount at maturity. Consequently, although cash interest on the notes generally is not payable prior to January 15, 2006, original issue discount will be includible in the gross income of holders of notes for U.S. federal income tax purposes in advance of the receipt of such cash payments on the notes. The amount of original issue discount will be greater than the difference between the stated principal amount at maturity of the notes and the issue price of the notes.

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

If an event constituting a change in control of us occurs, we may be unable to fulfill our obligation to purchase the notes

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

99.1     Certification of Periodic Report - Chief Executive Officer

99.2     Certification of Periodic Report - Chief Financial Officer

(b)      Reports on Form 8-K

         None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.

                                    iPCS, Inc.

Date: August 14, 2002          By:  /s/ Alan B. Catherall
                                   ------------------------------------
                                   Name:  Alan B. Catherall
                                   Title: Chief Financial Officer
                                          (Duly Authorized Officer, Principal
                                          Financial and Chief Accounting
                                          Officer)