Form 10-K
period 2004-09-30
IPCS INC
filed 2004-12-29
CIK 1108727

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Numbers 333-117942; 333-117944

iPCS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		36-4350876
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
1901 North Roselle Road Schaumburg, Illinois 60195 (847) 885-2833
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2004 was $0, as all of common equity was owned by an affiliate at such time, a liquidating trust for the benefit of the stockholders of AirGate PCS, Inc., our former parent.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        As of December 24, 2004, there were 8,744,164 shares of common stock, $0.01 par value per share, outstanding.

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS

This annual report contains statements about future events and expectations that are "forward-looking statements." These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative use of these terms or other comparable terminology. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements include:

  •
  statements regarding our anticipated revenues, expense levels, liquidity and capital resources and operating losses; and

  •
  statements regarding expectations or projections about markets in our territory.

        Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, include, but are not limited to:

  •
  our dependence on our affiliation with Sprint;

  •
  the ability of Sprint PCS to alter the terms of our affiliation agreements with it, including fees paid or charged to us and other program requirements;

  •
  our dependence on back office services, such as billing and customer care, provided by Sprint PCS;

  •
  potential fluctuations in our operating results;

  •
  changes or advances in technology in general, or specifically related to Sprint and its affiliates;

  •
  competition in the industry and markets in which we operate;

  •
  our ability to attract and retain skilled personnel;

  •
  our potential need for additional capital or the need for refinancing any existing indebtedness;

  •
  our potential inability to expand our services and related products in the event of substantial increases in demand for these services and related products;

  •
  the potential impact of wireless local number portability;

  •
  changes in government regulation;

  •
  future acquisitions;

  •
  the competitiveness and impact of Sprint PCS' pricing plans and PCS products and services on us;

  •
  our subscriber credit quality;

  •
  the potential for us to experience a continued high rate of subscriber turnover;

  •
  inaccuracies in our financial information provided to us by Sprint PCS;

  •
  our rates of penetration in the wireless industry and in our territories;

  •
  our significant level of indebtedness;

  •
  the impact and outcome of legal proceedings between other PCS Affiliates of Sprint and Sprint PCS;

  •
  adequacy of bad debt and other reserves;

  •
  our anticipated future losses;

  •
  our subscriber purchasing patterns;

  •
  subscriber satisfaction with our network and operations;

  •
  an adequate supply of subscriber equipment to Sprint PCS and to us specifically;

  •
  risks related to future growth and expansion, including subscriber growth;

  •
  general economic and business conditions; and

  •
  effects of mergers and consolidations within the wireless telecommunications industry, particularly business combinations involving Sprint or affiliates of Sprint, and unexpected announcements or developments from others in the wireless telecommunications industry.

PART I

ITEM 1.  BUSINESS

As used in this annual report on Form 10-K, unless the context otherwise requires: (i) "Sprint PCS" refers to Sprint Communications Company, L.P., Sprint Spectrum L.P. and WirelessCo, L.P.; (ii) "Sprint" refers to Sprint Corporation and its affiliates; (iii) a "PCS Affiliate of Sprint" is an entity whose sole or predominant business is operating (directly or through one or more subsidiaries) a personal communications service business pursuant to affiliation agreements with Sprint Spectrum L.P. and/or its affiliates or their successors; (iv) "Sprint PCS products and services" refers to digital wireless personal communications services, including wireless voice and data services, and related retail products, including handsets, in any case, offered under the Sprint brand name; and (v) "our subscribers" refers to Sprint PCS subscribers who reside in our territory.

        Statements in this annual report on Form 10-K regarding Sprint or Sprint PCS are derived from information contained in our affiliation agreements with Sprint PCS, periodic reports and other documents filed by Sprint with the SEC or press releases issued by Sprint or Sprint PCS.

        Market data and other statistical information used throughout this annual report on Form 10-K are based on independent industry publications, government publications, reports by market research firms and other published independent sources, as well as information provided to us by Sprint PCS. Some data is also based on our good faith estimates, which estimates are derived from our review of internal surveys and independent sources, including information provided to us by Sprint, the U.S. Census Bureau and Kagan World Media. Although we believe these sources are reliable, we have not independently verified the information.

        This annual report on Form 10-K contains trademarks, service marks and trade names of companies and organizations other than us. Other than with respect to Sprint PCS, our use or display of other parties' trade names, trademarks or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, the trade name or trademark owners.

Business

        We are an affiliate of Sprint PCS, the operator of a 100% digital personal communications service or PCS wireless network with licenses to provide voice and data service to the entire United States population using a single frequency band and a single technology. We are the exclusive provider of wireless voice and data products and services under the Sprint brand throughout the territory licensed to us by Sprint PCS. Our licensed territory includes 40 basic trading areas, or markets, located in Illinois, Michigan, Iowa and eastern Nebraska. Based on the 2000 population counts compiled by the U.S. Census Bureau adjusted by estimated growth rates from third party proprietary demographic databases, at September 30, 2004, our licensed territory had a total population of approximately 7.8 million residents, of which our wireless network covered approximately 5.9 million residents. At September 30, 2004, we had approximately 240,500 subscribers in all our markets.

        We sell Sprint PCS products and services through distribution outlets located in our territory which are comprised of our own retail stores, major national distributors, including RadioShack and Best Buy, and local third-party distributors. We also own and are responsible for building, operating and managing the portion of the Sprint PCS wireless network located in our territory. Our portion of the Sprint PCS wireless network uses the same technology as Sprint PCS to transmit wireless calls, called code division multiple access or CDMA, and is designed to offer a seamless connection with the Sprint PCS wireless network. As we do not own any licenses to operate a wireless network, our operations and revenues are substantially dependent on the continuation of our affiliation with Sprint PCS. Additionally, our affiliation agreements with Sprint PCS give Sprint PCS a substantial amount of control over factors that significantly affect the conduct of our business.

Reorganization

        iPCS, Inc. ("iPCS") was formed as a Delaware corporation in March 2000 as the holding company of iPCS Wireless, Inc. ("iPCS Wireless") the successor of Illinois PCS, LLC, which is the party to our affiliation agreements with Sprint PCS. In July 2000 we issued $300 million aggregate face amount of 14% senior discount notes and guaranteed iPCS Wireless' $140.0 million senior secured credit facility. On November 30, 2001, AirGate PCS, Inc. ("AirGate") acquired 100% of the shares of iPCS by means of a stock-for-stock merger. iPCS was designated as an unrestricted subsidiary of AirGate and both companies operated as separate business entities. In connection with the merger, Timothy M. Yager, iPCS' Chief Executive Officer until the time of the merger, was appointed to the Board of Directors of AirGate pursuant to a provision in the merger agreement that required AirGate to appoint directors designated by iPCS. Mr. Yager served on the Board of Directors of AirGate until December 2002, although he and other senior management of iPCS resigned as officers at the closing of the merger.

        In late January 2003, with the support of iPCS' secured lenders and the holders of iPCS' senior discount notes, Mr. Yager was appointed our Chief Restructuring Officer. On February 23, 2003, we and our wholly owned subsidiaries filed voluntary petitions seeking relief from our creditors pursuant to Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Our decision to file was based on a combination of factors including weakness in the wireless telecommunications industry and the economy generally. During the year ended September 30, 2002, we incurred costs to acquire an increased percentage of sub-prime (or credit challenged) subscribers than we had in the past. As the economy slowed and the wireless industry became more competitive, our churn percentage from these sub-prime (or credit challenged) subscribers increased significantly which had a negative impact on our liquidity as we had not even recouped our costs to acquire these subscribers. However, we believe the primary reason for our decline in liquidity was caused by actions of Sprint PCS. We believe that actions taken by Sprint PCS, such as decreasing the roaming rate and imposing new and higher fees on us under our affiliation agreements, made it difficult for us to comply with our debt service obligations, because our cash flow decreased. Our default resulted in our lenders accelerating our indebtedness on our senior secured credit facility consequently forcing us to file for protection in order to preserve, protect and maximize assets while restructuring our business and financial obligations and addressing issues with Sprint PCS. Accordingly, in connection with our bankruptcy filing, we filed a complaint against Sprint Corporation and certain of its affiliates alleging that Sprint PCS breached its affiliation agreements with us. On October 17, 2003, AirGate irrevocably transferred all of its shares of iPCS common stock to a trust organized under Delaware law. The beneficial owners of AirGate common stock at the date of transfer were beneficiaries of the trust and AirGate retained no interest in the trust. Upon the effective date of the plan of reorganization, the common stock of iPCS, Inc. held by the trust was cancelled and the trust terminated by its terms. On April 21, 2004, as part of our plan of reorganization, iPCS Escrow Holding Company and iPCS Escrow Company were formed. iPCS Escrow Company was formed solely as a special purpose entity whose sole purpose was to issue $165.0 million of senior notes. On April 30, 2004, the proceeds of this note offering closed into escrow. On July 9, 2004, the Bankruptcy Court confirmed our plan of reorganization. The effective date of the plan of reorganization was July 20, 2004. On the effective date, iPCS Escrow Holding Company and iPCS Escrow Company merged with and into iPCS, Inc. and the senior notes became senior unsecured obligations of iPCS, Inc. that are jointly and severally guaranteed by all of its existing and future domestic restricted subsidiaries.

        From the date of our filing through the effective date of the plan of reorganization, we operated our businesses and managed our assets as debtors-in-possession, subject to the supervision of the Bankruptcy Court, without obtaining debtor-in-possession financing. This relief has provided us the time necessary to reorganize our business, which included slowing subscriber growth to reduce our acquisition costs, increasing our focus on prime subscribers and aligning our operations through cost reductions to compete in our marketplace and to improve our financial results.

        We were required to file periodic reports under the Securities Exchange Act of 1934 (the "Exchange Act") in connection with our registration statements related to our previously outstanding senior discount notes and our previously outstanding warrants to purchase our common stock. We failed to file our Form 10-K for fiscal year ended September 30, 2002. Prior to the due date for filing the Form 10-K in December 2002, and in anticipation of our forthcoming bankruptcy filing, we requested relief from the SEC from the obligation to file that Form 10-K because of the substantial costs of compliance with such requirement. Then, in February 2003, we declared bankruptcy. Subsequent to our bankruptcy filing, the SEC advised us that it would not grant us relief from filing the Form 10-K. As we were then in bankruptcy and were committing our management and economic resources to our efforts to emerge from bankruptcy, we did not file the Form 10-K after the SEC's denial of our request for relief from filing. For reporting periods beginning October 1, 2002, our obligation to file periodic reports under the Exchange Act were automatically suspended because we had fewer than 300 holders of record of our securities.

        Pursuant to the terms of the confirmed plan of reorganization, on the effective date we paid a portion of the net proceeds from the senior notes to satisfy in full in cash obligations to each of the lenders under our then existing senior secured credit facility and to permanently retire the loans thereunder. The remaining net proceeds from the senior notes was used to satisfy all other secured claims, administrative and other priority claims and unsecured convenience claims and to pay fees and expenses related to the reorganization, as well as for general corporate purposes. Additionally, all of our subordinated claims were discharged and all of our then existing capital stock was cancelled.

        The plan of reorganization authorized us to issue ten million shares of our common stock upon our emergence from bankruptcy. On the effective date of the plan of reorganization, we issued 8.6 million shares of common stock to our general unsecured creditors who held undisputed claims, including holders of our then existing senior discount notes, in satisfaction and retirement of their claims. We also reserved 400,002 shares of our common stock for future issuances to our general unsecured creditors upon resolution of their disputed claims, which claims total approximately $9.7 million at September 30, 2004. Accordingly, our former general unsecured creditors are our principal equity holders. The remaining one million shares were reserved for issuance to certain members of our management, directors and other employees through our 2004 Long-Term Incentive Plan.

        With respect to Sprint, the plan of reorganization provided for the following:

  •
  the assumption of our affiliation agreements with Sprint PCS, as amended to provide us a number of benefits;

  •
  the settlement of all claims by and between us and Sprint which resulted in our write-off of all prepetition claims, as set forth in the settlement agreement and mutual release; and

  •
  the payment to Sprint, in cash, of approximately $5.1 million in full and complete satisfaction of our obligation to cure defaults under our affiliation agreements with Sprint PCS.

        The plan of reorganization also provided for various other matters relating to our operations post-reorganization, including the following:

  •
  our assumption of all contracts and leases that have not been previously rejected;

  •
  the appointment of Timothy M. Yager as president and chief executive officer and director;

  •
  the appointment of four new directors to iPCS, Inc.'s board of directors designated by the committee of unsecured creditors pursuant to which Timothy C. Babich, James J. Gaffney and Kevin M. Roe were appointed as of the effective date and Eugene I. Davis was appointed in August 2004; and

  •
  our release of any and all claims against: (i) all of our officers, directors and employees, in each case, as of the date of the commencement of the hearing on the disclosure statement; (ii) our creditors' committee and all of its members, in their respective capacities as such; (iii) trustee under the indenture for our existing senior discount notes, in its capacity as such; (iv) the lenders under our senior secured credit facility, in their capacities as such; (v) the agent for the lenders under our senior secured credit facility, in its capacity as such; (vi) the holders of the new notes offered hereby, in their capacity as such; and (vii) with respect to each of the above-named persons, such person's present affiliates, principals, employees, agents, officers, directors, financial advisors, attorneys and other professionals, in their capacities as such.

        As a result of the consummation of the reorganization, our senior secured credit facility has been repaid in full in cash and terminated, and our senior discount notes have been cancelled and the holders have received shares of our common stock. Subject to our ability to manage subscriber growth and achieve operating efficiencies, cash and cash equivalents, combined with cash flows from operations, are expected to be sufficient to fund any operating losses and working capital and to meet capital expenditure needs and debt service requirements for the foreseeable future.

Our Relationship With Sprint

        Sprint directly operates its PCS network which utilizes code division multiple access (CDMA) technology in major markets throughout the United States and has entered into independent agreements with various companies such as us, under which each has become a PCS Affiliate of Sprint and has agreed to construct and manage PCS networks which utilize CDMA in smaller metropolitan areas and along major highways designed to operate seamlessly with the PCS network of Sprint. CDMA is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all speech bits, sending a scrambled transmission of the encoded speech over the air and reassembling the speech into its original format. Sprint PCS, together with its affiliates, operates PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. Sprint PCS' service, including third party affiliates like us, reaches approximately a quarter billion people.

        Pursuant to our affiliation agreements with Sprint PCS, we agreed to offer PCS services using Sprint's spectrum under the Sprint brand name on a wireless network built and operated at our own expense. A network build-out consists of installing radio base stations, switches and other PCS transmission equipment and software in order to operate a wireless network in accordance with the requirements of our affiliation agreements with Sprint PCS. We also agreed to provide network coverage to a minimum percentage of the population in our territory within specified time periods. Sprint PCS has notified us that, based on the information we have provided to Sprint PCS, as of March 26, 2004, we have completed the required build-out of our network, including those aspects of the build-out that were not required to be completed until a future date, and we are in compliance with all applicable build-out requirements. The build-out of our territory has significantly extended Sprint PCS wireless coverage in the midwestern regions of the United States.

        We believe that our strategic relationship with Sprint PCS provides significant competitive advantages. In particular, we believe that our affiliation agreements with Sprint PCS allow us to offer high quality, nationally branded wireless voice and data services for lower cost and lower capital requirements than would otherwise be possible. For example, we benefit from our relationship with Sprint PCS in the following ways:

  •
  Strong brand recognition and nationwide advertising.    We believe that we benefit from Sprint PCS' national and regional television, radio, print, outdoor and other advertising campaigns.

  •
  National retailer sales.    National retailers with existing distribution relationships with Sprint PCS market Sprint PCS products and services under the highly recognizable Sprint and Sprint PCS brand names in their stores in our territory.

  •
  Sprint PCS network.    Our subscribers can immediately access PCS systems in over 300 major metropolitan markets, including the 100 largest U.S. metropolitan areas.

  •
  Advanced technology.    We believe that the CDMA technology used by Sprint PCS offers advantages in capacity and voice quality, as well as access to advanced features, such as Sprint PCS' suite of PCS Vision products.

  •
  Handset availability and pricing.    Sprint PCS' purchasing leverage allows us to acquire the latest innovative handsets more quickly and at a lower cost than we could without our affiliation with Sprint PCS.

  •
  National reseller agreements.    We receive additional revenue as a result of Sprint PCS' relationships with wireless resellers, such as Virgin Mobile, when subscribers of those resellers use our portion of the Sprint PCS network.

Markets

        We believe we operate in attractive markets with favorable roaming and travel characteristics. Our territory is located near or around several large U.S. urban centers, including Chicago, Illinois, Detroit, Michigan, Des Moines, Iowa, Indianapolis, Indiana, Omaha, Nebraska, and St. Louis, Missouri. Our territory includes significant distances of interstate highways comprising the principal travel corridors between these large urban centers. As a result of our extensive network coverage of the major and secondary highways in our territory, we have consistently received significant roaming revenue from wireless subscribers using our portion of the Sprint PCS network. In addition, our markets include approximately 40 colleges and universities with a total enrollment of approximately 200,000 students. We believe that colleges and universities in our markets result in additional subscribers and increased roaming revenue from wireless subscribers using our portion of the Sprint PCS network. These market characteristics have led to a favorable ratio of Sprint PCS subscribers from outside our territory and subscribers of other wireless service providers using our portion of the Sprint PCS network as compared to our subscribers using wireless communications networks outside our territory.

        The following table lists the location, basic trading area number, megahertz of spectrum licensed and estimated total residents for each of the basic trading areas that comprise our territory under our affiliation agreements with Sprint PCS as of September 30, 2004. The number of estimated covered residents for each basic trading area does not represent the number of our subscribers in such basic trading area, nor does it represent the number of subscribers that we expect to be based in such basic trading area. At September 30, 2004, we had approximately 240,500 subscribers in all our markets.

Location	Basic Trading Area No.(1)	MHz of spectrum	Estimated Total Population(2)	Estimated Covered Population(3)
Grand Rapids, MI	169	30	1,107,042	971,551
Saginaw-Bay City, MI	390	30	629,109	458,705
Peoria, IL	344	10	462,289	398,596
Davenport, IA and Moline, IL	105	30	429,145	406,108
Cedar Rapids, IA	70	30	292,398	241,867
Springfield, IL	426	10	268,645	243,465
Waterloo-Cedar Falls, IA	462	20	266,283	160,967
Traverse City, MI	446	30	250,514	184,934
Decatur-Effingham, IL	109	10	249,052	193,897
Bloomington, IL	46	10	241,752	223,390
Omaha (Partial), NE(3)	332	30	235,440	123,935
Champaign-Urbana, IL	71	20	231,281	220,035
Muskegon, MI	310	30	227,225	210,488
Des Moines, IA (Partial)(3)	111	30	218,327	126,263
Dubuque, IA	118	30	179,892	115,353
LaSalle-Peru-Ottawa-Streator, IL	243	20	153,319	130,281
Grand Island-Kearney, NE	167	30	150,414	101,353
Clinton, IA and Sterling, IL	86	30	148,141	110,687
Mount Pleasant, MI	307	30	139,440	114,742
Kankakee, IL	225	20	136,106	118,170
Burlington, IA	61	30	136,015	108,612
Iowa City, IA(3)	205	30	133,253	128,056
Fort Dodge, IA	150	30	127,814	50,128
Ottumwa, IA	337	30	123,752	67,787
Mount Vernon-Centralia, IL	308	30	123,023	107,490
Mason City, IA	285	30	116,057	60,079
Norfolk, NE	323	30	111,967	39,626
Petoskey, MI	345	30	110,820	1,371
Danville, IL	103	20	110,012	83,158
Lincoln, NE (Partial)(3)	256	30	96,653	29,753
Galesburg, IL	161	10	74,506	70,273
Hastings, NE	185	30	73,405	37,784
Jacksonville, IL	213	10	70,023	34,093
Mattoon, IL	286	10	64,763	62,682
Lansing, MI (Partial)(3)	241	30	62,505	50,851
Sault Ste. Marie, MI	409	30	57,605	3,557
Battle Creek, MI (Partial)(3)	33	30	57,599	34,254
Marshalltown, IA	283	30	57,452	36,888
St. Louis, MO (Partial)(3)	394	30	49,120	19,134
Terre Haute, IN (Partial)(3)	442	30	2,998	2,998

Total			7,775,156	5,883,361

(1)
BTA No. refers to the Basic Trading Area number assigned to that market by the FCC for the purposes of issuing licenses for wireless services.

(2)
Estimated Total Population is based on the 2000 population counts compiled by the U.S. Census Bureau adjusted by estimated growth rates from third party proprietary demographic databases.

(3)
Estimated Covered Population is based on our actual network coverage measured by third party proprietary mapping software using the 2000 population counts compiled by the U.S. Census Bureau adjusted by estimated growth rates from third party proprietary demographic databases.

Network Operations

        The effective operation of our network requires:

  •
  public switched and long distance interconnection;

  •
  the implementation of roaming arrangements; and

  •
  the development of network monitoring systems.

        Our network connects to the public switched telephone network to facilitate the origination and termination of traffic between the wireless network and both local exchange and long distance carriers. Through our arrangements with Sprint PCS and Sprint PCS' arrangements with other wireless service providers, our subscribers have roaming capabilities on certain other PCS networks utilizing similar CDMA technology. We monitor our network during normal business hours. For after-hours monitoring, the PCS Network Operating Centers of Sprint PCS provide 24-hour, seven-day-a-week monitoring of the Sprint PCS network in our territory and real-time notification to our designated personnel.

        As of September 30, 2004, the Sprint PCS network in our territory included 669 base stations and two switching centers. In June 2004, we decommissioned one of our original three switches to increase operating efficiencies, leaving us with two switches as of September 30, 2004.

Products and Services

        We offer wireless voice and data products and services throughout our territory under the Sprint brand name. Our services are typically designed to align with the service offerings of Sprint PCS and to integrate with the PCS network of Sprint PCS. The PCS service packages we currently offer include the following:

        100% digital wireless network.    We are part of the 100% digital PCS wireless network of Sprint PCS. Sprint PCS has licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. Sprint PCS, together with third party affiliates like us, operates PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. Sprint PCS' service, including third party affiliates, reaches a quarter billion people. Sprint PCS provides service through a combination of:

  •
  operating its own digital network in major U.S. metropolitan areas using CDMA digital spread-spectrum wireless technology;

  •
  affiliating with other companies, such as us, that use CDMA, mainly in and around smaller U.S. metropolitan areas;

  •
  roaming on other providers' digital networks that use CDMA; and

  •
  roaming on other providers' analog cellular networks using multi-mode and multi-band handsets.

        Sprint PCS customers can use their phones through roaming agreements in countries other than the United States, including areas of:

  •
  Asia Pacific, including China, Guam, Hong Kong and New Zealand;

  •
  Canada and Mexico;

  •
  Central and South America, including Argentina, Bolivia, Chile, Colombia, Ecuador, Guatemala, Paraguay and Uruguay; and

  •
  Most major Caribbean Islands.

        Third generation services.    We believe CDMA technology allows existing CDMA networks to be upgraded to the next generation in a timely and cost-efficient manner. We, along with Sprint PCS,

launched third generation (3G) capability in our territory in the third quarter of 2002. This capability allows more efficient utilization of our network when voice calls are made using 3G-enabled handsets, which are handsets with increased capacity. It also enables the provision of enhanced data services. The service, marketed as "PCS Vision," allows our subscribers to use their PCS Vision-enabled devices to check e-mail, take and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds of up to 144 kilobytes per second with average throughput speeds in the range of 50-70 kilobits per second. Sprint has announced its plan to deploy Evolution Data Optimized ("EV-DO") technology across its network. With average user speeds of 300 to 500 kilobits per second and peak rates of up to 2.4 Megabits per second for downloads, EV-DO will accelerate mobile-device data speeds by up to ten times faster than on the current network. Sprint expects to design, deploy, and launch its EV-DO service in the majority of the top metropolitan markets in 2005. We are still evaluating in which markets we may deploy EV-DO and the timing of any such deployment.

        Clear Pay/account spending limit.    Under the PCS service plans of Sprint PCS, subscribers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit to control credit exposure. Prior to May 2001, these subscribers were required to make a deposit generally ranging from $125 to $250 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain credit classes, under the no deposit account spending limit (NDASL) program which was subsequently renamed "Clear Pay". From May 2001 to February 2002, a majority of our subscriber additions were under the Clear Pay/NDASL program. On February 24, 2002, along with certain other PCS Affiliates of Sprint, we reinstated the $125 deposit requirement for certain credit classes that was in place prior to May 2001 in an effort to limit our exposure to bad debt relative to these credit classes. This new program is referred to as "Clear Pay II" and is not a national Sprint PCS program. In February 2003, we increased our deposit requirement for Clear Pay II from $125 to $250. Since the implementation of Clear Pay II in February 2002, we have experienced a significant decline in subscriber additions, but the credit quality of those additions has improved. In December 2003, we implemented a new credit matrix which requires the majority of the sub-prime subscribers to deposit a minimum of $125 when activating service.

        Other services.    We may also offer wireless local loop services in our territory, but only where Sprint PCS is not a local exchange carrier. Wireless local loop service is a wireless substitute for the landline-based telephones in homes and businesses whereby subscribers are connected to the public switched telephone network using radio signals rather than copper wire for part or all of the connection between the subscriber and the switch. We also believe that new features and services will be developed on the PCS network of Sprint PCS to take advantage of CDMA technology. Sprint PCS conducts ongoing research and development to produce innovative services that are intended to give Sprint and PCS Affiliates of Sprint a competitive advantage. We may incur additional expenses in modifying our technology to provide these additional features and services.

Roaming

        Sprint PCS roaming.    Sprint PCS roaming includes both inbound roaming, when Sprint PCS wireless subscribers based outside of our territory use our network, and outbound roaming, when our subscribers use the PCS network of Sprint outside of our territory. We have a reciprocal per minute fee with Sprint PCS for inbound and outbound Sprint PCS roaming. Effective as of April 1, 2004, which date was the effective date of the amendments to our affiliation agreements with Sprint PCS, the reciprocal rate is $0.058 per minute through December 31, 2006. Immediately prior to the amendments to our affiliation agreements with Sprint PCS, the reciprocal rate was $0.041 per minute. Our ratio of inbound to outbound roaming with Sprint PCS for the period ended September 30, 2004 and the period ended July 1, 2004 was 1.6 to 1 and 1.3 to 1, respectively, and is expected to decline over time. Sprint PCS roaming revenue is not subject to the 8% affiliation fee.

        In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from PCS Vision services when wireless subscribers are using such services outside of their home territory. We recognize revenue when a wireless subscriber based outside of our territory uses PCS Vision data services in our territory and we recognize expense when our subscribers use such services on the PCS network of Sprint outside of our territory. This roaming activity is settled on a per kilobyte ("Kb") basis. For 2003, the rate was approximately $0.0013 per Kb, and for 2004 the rate is $0.0020 per Kb. Pursuant to the amendments to our affiliation agreements with Sprint PCS, the current rate of $0.0020 per Kb is fixed through December 31, 2006.

        Non-Sprint PCS roaming.    Non-Sprint PCS roaming includes both inbound non-Sprint PCS roaming, when non-Sprint PCS subscribers use our network, and outbound non-Sprint PCS roaming, when our subscribers use a non-Sprint PCS network. Pursuant to roaming agreements between Sprint PCS and other wireless service providers, when another wireless service provider's subscriber uses our network, we earn inbound non-Sprint PCS roaming revenue. These wireless service providers must pay fees for their subscribers' use of our network, and as part of our collected revenues, we are entitled to 92% of these fees. Currently, pursuant to our services agreements with Sprint PCS, Sprint bills these wireless service providers for these roaming fees and passes our portion of the fees to us. When another wireless service provider provides service to one of our subscribers, we pay outbound non-Sprint PCS roaming fees. Sprint PCS then bills our subscriber for use of that provider's network at rates specified in their contract and pays us 100% of this outbound non-Sprint PCS roaming revenue collected from that subscriber on a monthly basis. We bear the collection risk for all service.

        Reseller agreements.    We also recognize revenue from subscribers of various wholesale resellers of personal communications service when those subscribers use our network. These reseller agreements are negotiated by Sprint PCS, and we receive a per minute rate for each minute that the subscribers of these resellers use our network. These subscribers may be based within or outside our territory. In March 2004, we entered into a resale agreement with Virgin Mobile under the terms of an agreement between Sprint PCS and Virgin Mobile. Our resale agreement allows Virgin Mobile to sell prepaid wireless services in our markets, from which we will receive wholesale revenue from Virgin Mobile. On November 1, 2004, we amended our affiliation agreements with Sprint PCS to provide for our participation in all resale arrangements between Sprint PCS and resellers that are entered into, renewed or extended by Sprint PCS prior to December 31, 2006 (including the resale arrangement between Sprint PCS and AT&T Corp. entered into in May, 2004), provided the terms and conditions of such resale arrangement are at least as favorable to us as the terms and conditions of the AT&T resale arrangement. Additionally, our obligation to participate in such a resale arrangement is subject to a minimum pricing floor for voice minutes of use.

Marketing Strategy

        Our marketing strategy is to complement Sprint's national marketing strategies with techniques tailored to each of the specific markets in our territory.

        Use of Sprint's brand.    We feature exclusively and prominently the nationally recognized Sprint brand name in our marketing and sales efforts. From the subscribers' point of view, they use our network and the rest of the PCS network of Sprint as a unified network.

        Advertising and promotions.    Sprint promotes its products through the use of national as well as regional television, radio, print, outdoor and other advertising campaigns. In addition to Sprint's national advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our cost. We have the right to use any promotional or advertising materials developed by Sprint and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements, and material costs and incremental printing costs. We also benefit from any advertising or promotion of Sprint PCS products and services by third party retailers in our territory, such as RadioShack and Best Buy. We must pay the cost of specialized Sprint print advertising by third party retailers. Sprint also runs numerous promotional campaigns which provide subscribers with benefits such as additional features at the same rate or free minutes or kilobytes of use for limited time periods. We offer these promotional campaigns to potential subscribers in our territory.

        Sales force with local presence.    We have established local sales forces to execute our marketing strategy through our company-owned retail stores, local distributors, direct business-to-business contacts and other channels.

Sales and Distribution

        Our sales and distribution plan is designed to mirror Sprint's multiple channel sales and distribution plan and to enhance it through the development of local distribution channels. Key elements of our sales and distribution plan consist of the following:

        Sprint PCS retail stores.    As of September 30, 2004, we operated twelve Sprint PCS stores at various locations within our territory. These stores provide us with a local presence and visibility in certain markets within our territory. Following the Sprint PCS model, these stores are designed to facilitate retail sales, subscriber activation, bill collection and customer service. In addition to retail stores that we operate, we began in 2003 to enter into agreements with exclusive agents which operate Sprint PCS stores in our territory to further expand our distribution channels. These "branded stores" function similarly to our company-owned stores but are operated by a third party. These third parties purchase equipment from us, resell it to the consumer and receive compensation from us in the form of commission. As of September 30, 2004, we had nine of these branded stores and kiosks operating in our territory. In fiscal year 2005, we plan to add ten company-owned Sprint PCS retail stores and to re-emphasize obtaining new subscribers from our retail stores and local third party distributors in our territory.

        National third party retail stores.    Sprint PCS has national distribution agreements with various national retailers such as RadioShack and Best Buy for such retailers to sell Sprint PCS products. These national agreements cover retailers' stores in our territory, and as of September 30, 2004, these retailers had approximately 230 locations in our territory.

        Local third party distributors.    We contract directly with local third party distributors in our territory. These retailers are typically local businesses that have a presence in our markets. Local third party distributors purchase handsets and other PCS retail equipment from us and market Sprint PCS services on our behalf. We are responsible for managing this distribution channel and as of September 30, 2004, these local third party distributors had approximately 123 locations within our licensed territory. We compensate local third party distributors through commissions for subscriber activations.

        Electronic commerce.    Sprint PCS maintains an Internet site, www.sprintpcs.com, which contains information on Sprint PCS products and services. A visitor to the Sprint PCS Internet site can order and pay for a handset and select a rate plan. Sprint PCS wireless subscribers visiting the site can review the status of their account, including the number of minutes used in the current billing cycle. We recognize the revenues generated by wireless subscribers in our territory who purchase Sprint PCS products and services over the Sprint PCS Internet site.

        Distribution mix.    During the period from October 1, 2003 through July 1, 2004 and the period from July 2, 2004 through September 30, 2004, the approximate percentage of our new subscribers that originated from each of our distribution channels is as follows:

	Period ended July 1, 2004	Period Ended September 30, 2004
Sprint retail stores	30%	30%
National third party retail stores	32	23
Local third party distributors	20	28
Other	18	19

	100%	100%

Seasonality

        Our business is subject to seasonality because the wireless telecommunications industry historically has been heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher subscriber additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including:

  •
  the use of retail distribution, which is dependent upon the year-end holiday shopping season;

  •
  the timing of new product and service announcements and introductions;

  •
  competitive pricing pressures; and

  •
  aggressive marketing and promotions.

Technology

        General.    In 1993, the FCC allocated the 1900 MHz frequency block of the radio spectrum for wireless personal communications services. Wireless personal communications services differ from original analog cellular telephone service principally in that wireless personal communications services networks operate at a higher frequency and employ advanced digital technology. Analog-based networks send signals in which the transmitted signal resembles the input signal, the caller's voice. Digital networks convert voice or data signals into a stream of digits that permit a single radio channel to carry multiple simultaneous transmissions. Digital networks also achieve greater frequency reuse than analog networks, resulting in greater capacity than analog networks. This enhanced capacity, along with enhancements in digital protocols, allows digital-based wireless technologies, whether using wireless personal communications services or cellular frequencies, to offer new and enhanced services, including greater call privacy and more robust data transmission, such as facsimile, electronic mail and connecting notebook computers with computer/data networks.

        Wireless digital signal transmission is accomplished through the use of various forms of frequency management technology or "air interface protocols." The FCC has not mandated a universal air interface protocol for digital wireless personal communications services networks. Digital wireless personal communications networks operate under one of three principal air interface protocols: CDMA, time division multiple access ("TDMA") or global systems for mobile communications ("GSM"). TDMA and GSM communications are both time division multiple access networks but are incompatible with each other. CDMA is incompatible with both GSM and TDMA networks. Accordingly, a subscriber of a network that utilizes CDMA technology is unable to use a CDMA handset when traveling in an area not served by CDMA-based wireless personal communications services operators unless he or she is carrying a dual-band/dual-mode handset that permits use of the analog cellular network in that area. The same issue would apply to users of TDMA or GSM networks. All of the wireless personal communications services operators now have dual-mode or tri-mode handsets available to their subscribers. Because digital networks do not cover all areas in the country, these handsets will remain necessary for segments of the subscriber base.

        Benefits of CDMA technology.    The PCS network of Sprint and the networks of PCS Affiliates of Sprint all use digital CDMA technology, which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all speech bits, sending a scrambled transmission of the encoded speech over the air and reassembling the speech into its original format. We believe that CDMA provides important network performance benefits such as:

  •
  Greater capacity.    We believe, based on studies by CDMA manufacturers and our experience since our inception, that CDMA networks can provide network capacity that is approximately seven to ten times greater than that of analog technology and approximately three times greater than TDMA and GSM digital networks;

  •
  Privacy and security.    CDMA technology combines a constantly changing coding scheme with a low power signal to enhance call security and privacy;

  •
  Soft hand-off.    CDMA networks transfer calls throughout the CDMA network using a technique referred to as a soft hand-off, which connects a mobile subscriber's call with a new base station while maintaining a connection with the base station currently in use. CDMA networks monitor the quality of the transmission received by multiple base stations simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell unless replaced by a stronger signal from another base station. Analog, TDMA and GSM networks use a "hard hand-off" and disconnect the call from the current base station as it connects with a new one without any simultaneous connection to both base stations;

  •
  Simplified frequency planning.    Frequency planning is the process used to analyze and test alternative patterns of frequency used within a wireless network to minimize interference and maximize capacity. Unlike TDMA- and GSM-based networks, CDMA-based networks can reuse the same subset of allocated frequencies in every cell, substantially reducing the need for costly frequency reuse patterning and constant frequency plan management;

  •
  Longer battery life.    Due to their greater efficiency in power consumption, CDMA handsets can provide longer standby time and more talk time availability when used in the digital mode than handsets using alternative digital or analog technologies; and

  •
  Efficient migration path.    We believe that CDMA technology has an efficient and incremental migration path to next generation voice and data services. Unlike technologies that require essentially a replacement investment to upgrade, CDMA upgrades can be completed incrementally. As of September 30, 2004, we have completed the first step which is conversion to 1xRTT on approximately 98% of our covered population. Additional steps beyond 1xRTT can be taken as demand for more robust data services or need for additional capacity develops for similar capital investment levels. Sprint recently announced its plan to deploy EV-DO technology across its network which is the next upgrade from 1xRTT.

Competition

        Competition in the wireless telecommunications industry is intense. We compete with a number of wireless service providers in our markets. We believe that our primary competition is with national and regional wireless service providers such as ALLTEL, Cingular Wireless, U.S. Cellular, Nextel Communications, Nextel Partners, T-Mobile and Verizon Wireless. We are not certain of the impact in our markets of the purchase of AT&T Wireless by Cingular Wireless. While we compete with one or more wireless carriers in each of the markets in our territory, none of these wireless service providers provide services in all of the markets in our territory.

        We also face competition from resellers, which provide wireless services to customers but do not hold FCC licenses or own facilities. Instead, the resellers buy blocks of wireless telephone numbers and capacity from a licensed carrier and resell services through their own distribution network to the public.

        In addition, we compete with providers of existing communications technologies, such as paging, enhanced specialized mobile radio service dispatch and conventional landline telephone companies, in our markets. Potential users of wireless personal communications services networks may find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential customers who do not need to speak to the caller.

        In the future, we expect to face increased competition from entities providing similar services using other communications technologies, including satellite based telecommunications and wireless cable networks. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

        Many of our competitors have significantly greater financial and technical resources and larger subscriber bases than we do. In addition, some of our competitors may be able to offer regional coverage in areas not served by the PCS network of Sprint, or, because of their calling volumes or relationships with other wireless providers, may be able to offer regional roaming rates that are lower than those that we offer. Wireless personal communications service operators will likely compete with us in providing some or all of the services available through our network and may provide services that we do not. Additionally, we expect that existing cellular providers will continue to upgrade their networks to provide digital wireless communication services competitive with Sprint. Currently, there are five national wireless providers who are generally all present in major markets across the country. In January 2003, the FCC rule imposing limits on the amount of spectrum that can be held by one provider in a specific market was lifted, which may facilitate the consolidation of some national providers.

        The FCC's mandate that wireless carriers provide for wireless local number portability (WLNP) went into effect on November 24, 2003. WLNP allows subscribers to keep their wireless phone numbers when switching to a different service provider, which could make it easier for competing providers to market their services to our existing users. WLNP makes subscriber churn more likely, and we may be required to increase subsidies for product upgrades and/or reduce pricing to match competitors' initiatives in an effort to retain subscribers or replace those who switch to other carriers.

        Over the past several years, the FCC has auctioned and will continue to auction large amounts of wireless spectrum that could be used to compete with PCS services from Sprint. Based upon increased competition, we anticipate that market prices for two-way wireless services generally will decline in the future. We will compete to attract and retain subscribers principally on the basis of:

  •
  the strength of the Sprint brand name, services and features;

  •
  Sprint PCS' network;

  •
  our network coverage and reliability; and

  •
  the benefits of CDMA technology.

        Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including:

  •
  new services and technologies that may be introduced;

  •
  changes in consumer preferences;

  •
  demographic trends;

  •
  economic conditions; and

  •
  discount pricing strategies by competitors.

Intellectual Property

        The Sprint diamond design logo is a service mark registered with the United States Patent and Trademark Office. The service mark is owned by Sprint. We use the Sprint brand name, the Sprint diamond design logo and other service marks of Sprint in connection with marketing and providing wireless services within our territory. Under the terms of our trademark and service mark license agreements with Sprint PCS, we do not pay a royalty fee for the use of the Sprint brand name and Sprint service marks.

        Except in certain instances and other than in connection with the national distribution agreements, Sprint has agreed not to grant to any other person a right or license to use the licensed marks in our territory. In all other instances, Sprint reserves the right to use the licensed marks in providing its services within or outside our territory.

        Our trademark license and service mark agreements with Sprint PCS contain numerous restrictions with respect to the use and modification of any of the licensed marks. See "Our Affiliation Agreements with Sprint PCS—The trademark and service mark license agreements" for more information on this topic.

Environmental Compliance

        Our environmental compliance expenditures primarily result from the operation of standby power generators for our telecommunications equipment and compliance with various environmental rules during network build-out and operations. The expenditures arise in connection with standards compliance or permits which are usually related to generators, batteries or fuel storage. Our environmental compliance expenditures have not been material to our financial statements or to our operations and are not expected to be material in the future.

Employees

        As of September 30, 2004, we employed 211 employees. Our employees are not represented by any labor union. We believe that our relationship with our employees is good.

Affiliation Agreements with Sprint PCS

        Each PCS Affiliate of Sprint, including us, enters into four major affiliation agreements with Sprint PCS:

  •
  a management agreement;

  •
  a services agreement; and

  •
  two trademark and service mark license agreements with different Sprint entities.

        Under our affiliation agreements with Sprint PCS, we have the exclusive right to provide wireless mobility communications services using the 1900 MHz frequency block under the Sprint brand name in our territory. Sprint PCS holds the spectrum licenses. Our affiliation agreements with Sprint PCS require us to interface with the PCS network of Sprint PCS by building our network to operate on the 10, 20 or 30 MHz wireless personal communications services frequencies licensed to Sprint in the 1900 MHz range.

        The following is a description of the material terms and provisions of our affiliation agreements with Sprint PCS.

        The management agreement.    Under our management agreement with Sprint PCS, we have agreed to:

  •
  own, construct and manage a wireless personal communications services network in our territory in compliance with FCC license requirements and other technical requirements contained in our management agreement;

  •
  distribute Sprint PCS products and services;

  •
  use Sprint PCS' and our own distribution channels in our territory;

  •
  conduct advertising and promotion activities in our territory; and

  •
  manage that portion of the wireless subscriber base assigned to our territory.

        Sprint PCS has the right to supervise our wireless personal communications services network operations and the right to unconditional access to our network, including the right to test and monitor any of our facilities and equipment.

  •
  Exclusivity.    We are designated as the only person or entity that can manage or operate a wireless mobility communications network using the 1900 MHz frequency block for Sprint PCS in our territory. Sprint PCS is prohibited from owning, operating, building or managing another wireless mobility communications network in our territory while our management agreements are in place and no event has occurred that would permit such agreements to terminate. Sprint PCS is permitted to make national sales to companies in our territory and to permit resale of the Sprint PCS products and services in our territory.

  •
  Network build-out.    Our management agreement specifies the terms of the Sprint PCS affiliation, including the required network build-out plan. We have agreed by specified dates to cover a specified percentage of the population within each of the markets that comprise our territory. Our management agreement also requires us to reimburse Sprint PCS one-half of the microwave clearing costs incurred by Sprint PCS for our territory; provided, however, that Sprint PCS will reimburse us in proportion to the amount we paid to clear spectrum if Sprint PCS receives any reimbursement from a third party for the cost of clearing spectrum. Sprint PCS has notified us that, based on the information we have provided to Sprint PCS, as of March 26, 2004, we have completed the required build-out of our network, including those aspects of the build-out that were not required to be completed until a future date, and we are in compliance with all applicable build-out requirements. If Sprint PCS decides to expand our territory, Sprint PCS must provide us with written notice of the proposed expansion. We have 90 days to determine whether we will build-out the proposed area. If we do not exercise this right, then Sprint PCS may build-out the coverage itself, or it may allow another PCS Affiliate of Sprint or another third party to do so on terms and conditions that are no more favorable than those that were offered to and rejected by us. Sprint PCS has the right, in new coverage that it constructs, or that is constructed by another PCS Affiliate of Sprint or another third party, to manage the network or hire another PCS Affiliate of Sprint to manage the network in the new coverage. We exercised an option which, as of June 15, 2004, added the Mackinac Island, Michigan market, consisting of two basic trading areas with a total population of approximately 168,000, to our territory. We may choose to build-out additional coverage in our territory that is not required by Sprint PCS; provided, however, that we may not elect to build-out additional coverage for areas with respect to which we previously declined to build.

  •
  Products and services.    Our management agreement identifies the products and services that we can offer in our territory. These services include, but are not limited to, PCS consumer and business products and services from Sprint PCS available as of the date of the agreement, or as modified by Sprint PCS. Sprint PCS will use commercially reasonable efforts to provide adequate quantities of any equipment necessary for us to offer, sell, promote and support the Sprint PCS products and services. We are allowed to sell wireless products and services that are not PCS products and services from Sprint PCS if those additional products and services do not violate our obligations under our affiliation agreements with Sprint PCS, cause distribution channel conflicts or materially impede the development of the Sprint PCS network. We must provide Sprint PCS with notice that we intend to offer such products or services and Sprint PCS may object if it believes that such products or services are confusingly similar to Sprint PCS products or services, or if Sprint PCS plans to introduce such products or services as Sprint PCS products or services within the following six months. We may also sell services such as specified types of long distance service, Internet access, handsets and prepaid phone cards with Sprint and other PCS Affiliates of Sprint. If we decide to use third parties to provide these services, we must give Sprint PCS an opportunity to provide the services on the same terms and conditions. We cannot offer traditional telephone services based on wireless technology specifically designed for the competitive local exchange market in areas where Sprint owns the local telephone company unless we name the Sprint-owned local telephone company as the exclusive distributor or Sprint PCS approves the terms and conditions.

  •
  National sales programs.    We are required to participate in the Sprint PCS wireless sales programs for sales to Sprint PCS' corporate accounts and will pay the expenses and receive the compensation from Sprint PCS relative to sales to customers of those accounts located in our territory. We are also required to use Sprint's long distance service for calls made from within designated portions of our territory to areas outside those designated portions and to connect our network to the national platforms Sprint PCS uses to provide services under our management agreement and services agreement. Sprint PCS will purchase such long distance service from Sprint Corporation on our behalf at a price and terms at least as favorable to Sprint PCS as the best prices and terms Sprint Corporation offers to any similarly situated wholesaler. We must pay Sprint PCS the same price for this service that Sprint PCS pays to Sprint Corporation, along with an additional administrative fee. However, we may purchase private line capacity for call routing directly from Sprint Corporation, if we can obtain more favorable terms, and Sprint Corporation has agreed to provide us with such capacity at the best price offered to similarly situated third parties. Under our management agreement, we are prohibited from reselling long distance service to other carriers; however, we may (1) transport long distance calls for customers, (2) transport long distance calls for resellers when such resale is subject to FCC mandate or when Sprint chooses to make such resale available, or (3) transport long distance calls for purposes of roaming.

  •
  Service pricing, roaming and fees.    We are required to offer PCS subscriber pricing plans from Sprint PCS designated for regional or national offerings, including "Fair & Flexible" plans, "Free & Clear" plans and "PCS Vision" plans. We are permitted to establish our own local price plans for PCS products and services offered only in our territory, subject to Sprint PCS' approval. We are entitled to receive a weekly fee from Sprint PCS equal to 92% of net "billed revenues" related to subscriber activity less applicable write-offs, net of deposits applied and net of recoveries. Sprint PCS determines the write-offs for any given time period. Outbound non-Sprint PCS roaming billed to subscribers based in our territory, proceeds from the sales of handsets and accessories, amounts collected with respect to taxes and surcharges for enhanced 911 and WLNP and universal service fund charges are not considered "billed revenues." Billed revenues generally include all other subscriber account activity for Sprint PCS products and services in our territory, which includes such activities billed to, attributed to or otherwise reflected in subscribers' accounts. We are generally entitled to 100% of the proceeds from customers for equipment and accessories sold and 81.36% of fees for enhanced 911 attributable to subscribers based in our markets less applicable write-offs. We also are entitled to 100% of the universal service funds from the Universal Service Administrative Company associated with subscribers in our markets.

    Many Sprint PCS wireless subscribers purchase bundled pricing plans that allow roaming anywhere on the PCS network of Sprint PCS without incremental PCS roaming charges. However, we will earn Sprint PCS roaming revenue for every minute that a Sprint PCS wireless subscriber from outside our territory enters our territory and uses our services, which is offset against amounts we owe as expenses for every minute that our subscribers use services outside our territory. The analog roaming rate for use on a non-Sprint PCS provider's network is set under Sprint PCS's third party roaming agreements. The reciprocal roaming rate for voice subscribers who roam into the other party's or another PCS Affiliate's network is fixed through December 31, 2006 at $0.058 per minute, plus the actual long distance charges incurred. Beginning on January 1, 2007, the reciprocal roaming rate will change annually to equal 90% of Sprint PCS' retail yield for voice usage from the prior year. Sprint PCS' retail yield for voice usage is defined as Sprint PCS' average revenue per user for voice services divided by the average minutes of use per user.

    In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from PCS Vision services, known as "3G data," when wireless subscribers are using such services outside of their home territory. We recognize revenue when a wireless subscriber based outside of our markets uses PCS Vision data services on our network and we recognize expense when our subscribers use such services on the Sprint PCS network or network of another PCS Affiliate of Sprint outside of our markets. The reciprocal rate for this service is $0.0020 per kilobyte through December 31, 2006. Beginning on January 1, 2007, the rate for this service will change annually to equal 90% of Sprint PCS' retail yield for 3G data usage from the prior calendar year; provided that such amount will not be less than our network costs (including a reasonable return using our weighted average cost of capital applied against our net investment in our service area network) to provide such services. Sprint PCS's retail yield for 3G data usage is defined as Sprint PCS' average revenue per user for 3G data usage divided by the average kilobytes of use per user.

  •
  Vendor purchase agreements.    We may participate in discounted volume-based pricing on wireless-related products and warranties Sprint PCS receives from its vendors. Sprint PCS will use commercially reasonable efforts to obtain for us the same prices as Sprint PCS receives from its vendors.

  •
  Advertising and promotions.    Sprint PCS uses national as well as regional television, radio, print, outdoor and other advertising campaigns to promote its products. We benefit from the national advertising. In addition to Sprint PCS's national advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our cost. We have the right to use any promotion or advertising materials developed by Sprint PCS and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements and incremental printing costs. Sprint PCS also runs numerous promotional campaigns that provide subscribers with benefits such as additional features at the same rate or free minutes of use for limited time periods. We offer these promotional campaigns to potential subscribers in our territory.

  •
  Resale of Products and Services.    Sprint PCS may choose to offer a resale product under which third party resellers will resell Sprint PCS products and services under brand names other than "Sprint PCS." Our management agreement provides that we will participate in all resale arrangements between Sprint PCS and resellers that are entered into, renewed or extended by Sprint PCS prior to December 31, 2006 (including the resale arrangement between Sprint PCS and AT&T Corp. entered into in May 2004), provided the terms and conditions of such resale arrangement are at least as favorable to us as the terms and conditions of the AT&T resale arrangement. Additionally, our obligation to participate in such a resale arrangement is subject to a minimum pricing floor for voice minutes of use. With respect to resale arrangements entered into prior to April 1, 2004, we will be paid the reciprocal roaming rate for voice and data usage of the Sprint PCS network in our territory by customers of such resellers, which rates are fixed until December 31, 2006 at $0.058 per minute and $0.0020 per kilobyte, respectively. With respect to all resale arrangements entered into, renewed or extended by Sprint PCS between April 1, 2004 and December 31, 2006, we will receive the amount of fees collected by Sprint PCS from such resellers on a pass-through basis as payment for the use of the Sprint PCS network in our territory by customers of such resellers. We may elect to discontinue our participation in any resale arrangement on the later to occur of (1) December 31, 2006, and (2) expiration of the then remaining term of such resale arrangement, giving effect to any renewals or extensions occurring prior to December 31, 2006. For purposes of determining renewals and extensions of resale arrangements, if an arrangement does not expressly state an initial term, then the arrangement will be deemed to have a five-year initial term, and if an arrangement states an initial term in excess of ten years, then the arrangement shall be deemed to have a ten-year initial term.

  •
  Program requirements.    We must comply with the Sprint PCS program requirements for technical standards, customer service standards, roaming coverage and national and regional distribution and national accounts programs. Some of the technical standards relate to network up-time, dropped calls, blocked call attempts and call origination and termination failures. Our management agreement provides that Sprint PCS intends that any change to the program requirements will be in the best interests of Sprint PCS and us. Sprint PCS can change the program requirements at its discretion and we must implement such changes within a commercially reasonable period of time; provided, however, that we can decline to implement certain changes that we determine will have a material adverse effect on us and meet certain parameters. We can decline to implement a "capital" program requirement change, defined as change that would require us to make a capital expenditure that is greater than 5% of our capital budget, if such change would have a negative net present value applying a five-year discounted cash flow model. Additionally, we can decline to implement a "non-capital" program requirement change, defined as change that would not require us to make a capital expenditure in excess of 5% of our capital budget, if such change would either (i) cause our combined peak negative cash flow to be an amount greater than 3% of our "enterprise value" (defined as the combined book value of our outstanding debt and equity less cash) when considered individually, or an amount greater than 5% of our enterprise value when combined with all other program requirement changes within the prior twelve months or (ii) cause a decrease in our forecasted five-year discounted cash flow of more than 3% on a combined net present value basis when considered individually, or more than 5% on a combined net present value basis when combined with all other program requirement changes within the prior twelve months. Notwithstanding the foregoing, we are required to implement certain program requirement changes, regardless of whether we determine that such changes will have a material adverse effect on us. We must implement a capital program requirement change if the capital requirement associated with such change is necessary to comply with the network performance standards required under our management agreement. Additionally, we must implement any program requirement change if the change relates to a pricing plan or a roaming program and Sprint PCS reasonably determines that the change must be implemented immediately to respond to competitive market forces. Finally, Sprint PCS may require us to implement any program requirement change if Sprint PCS compensates us the amount necessary to prevent us from exceeding all of the applicable above-referenced parameters.

  •
  Non-competition.    We may not offer Sprint PCS products and services outside our territory without the prior written approval of Sprint PCS. We may offer, market or promote telecommunications products and services within our territory only under the Sprint PCS brand, our own brand, brands of our related parties or other products and services approved under our management agreements, except that no brand of a significant competitor of Sprint PCS or its related parties may be used for those products and services. To the extent we have or will obtain licenses to provide wireless personal communications services outside our territory, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint PCS. Additionally, if subscribers in our markets travel to other geographic areas, we must route those subscribers' incoming and outgoing calls according to Sprint PCS' roaming and inter-service area requirements, without regard to any wireless networks that we or our affiliates operate.

  •
  Inability to use non-Sprint brand.    We may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products and services on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint PCS brand, except for sales to resellers or as otherwise permitted under the trademark and service mark license agreements.

  •
  Transfer of the PCS network.    In conjunction with the sale of its wireless PCS network, Sprint PCS can sell, transfer or assign its wireless PCS network and any of its FCC licenses to a third party if the third party agrees to be bound by the terms of our management agreement and our services agreement.

  •
  Change in control.    Sprint PCS has the right to withhold its consent to any transaction pursuant to which the "ultimate parent" of iPCS Wireless, Inc. changes, but this consent cannot be unreasonably withheld.

  •
  Rights of first refusal.    Sprint PCS has rights of first refusal, without stockholder approval, to buy our assets upon a proposed sale of all or substantially all of our assets used in the operation of our network.

  •
  Term.    The initial term of our management agreement commenced on January 22, 1999 and continues for a period of 20 years. Following expiration of the initial term, our management agreement will automatically renew for three successive 10-year renewal periods (for a maximum of 50 years including the initial term), unless at least two years prior to the commencement of any renewal period either party notifies the other party that it does not wish to renew this agreement or unless we are in material default of our obligations under such agreement.

  •
  Termination of our management agreement.    Our management agreement can be terminated as a result of the following events:

  •
  termination of Sprint PCS' spectrum licenses;

  •
  an uncured breach under our management agreement;

  •
  our management agreement not complying with any applicable law in any material respect; or

  •
  the termination of any of our trademark and service mark license agreements.

    The termination or non-renewal of our management agreement triggers some of our rights and some rights of Sprint PCS. The right of either party to require the other party to purchase or sell the operating assets is discussed below.

  If we have the right to terminate our management agreement because of an event of termination caused by Sprint PCS, generally we may:

    •
    require Sprint PCS to purchase all of our operating assets used in connection with our network for an amount equal to at least 88% of our "entire business value," (as defined below); provided, however, that if Sprint PCS is the licensee of 20 Mhz or more of PCS spectrum in our territory, then the amount must be equal to at least 80% of our "entire business value";

    •
    in all areas in our territory where Sprint PCS is the licensee for 20 MHz or more of the spectrum on the date it terminates our management agreement, require Sprint PCS to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of either (i) the original cost to Sprint PCS of the license plus any microwave clearing costs paid by Sprint PCS and (ii) 9% of our "entire business value"; or

    •
    choose not to terminate our management agreement and sue Sprint PCS for damages or submit the matter to arbitration.

  If Sprint PCS has the right to terminate our management agreement because of an event of termination caused by us, generally Sprint PCS may:

    •
    require us, without stockholder approval, to sell our operating assets to Sprint PCS for an amount equal to 72% of our "entire business value";

    •
    require us to purchase, subject to governmental approval, the licensed spectrum in our territory for an amount equal to the greater of either (i) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS and (ii) 10% of our "entire business value";

    •
    take any action as Sprint PCS deems necessary to cure the breach of our management agreement, including assuming responsibility for, and operating, our network; or

    •
    choose not to terminate our management agreement and sue us for damages or submit the matter to arbitration.

    •
    Non-renewal of our management agreement.    If Sprint PCS gives us timely notice that it does not intend to renew our management agreement, we may:

    •
    require Sprint PCS to purchase all of our operating assets used in connection with our network for an amount equal to 80% of our "entire business value";

    •
    or in all areas in our territory where Sprint PCS is the licensee for 20 MHz or more of the spectrum on the date it terminates our management agreement, require Sprint PCS to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of either (i) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS and (ii) 10% of our "entire business value."

  If we give Sprint PCS timely notice of non-renewal, or we and Sprint PCS both give notice of non-renewal, or our management agreement expires with neither party giving a written notice of non-renewal, or if our management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint PCS may:

    •
    purchase all of our operating assets, without stockholder approval, for an amount equal to 80% of our "entire business value"; or

    •
    require us to purchase, subject to governmental approval, the licensed spectrum in our territory for an amount equal to the greater of either (i) the original cost to Sprint PCS of the license plus any microwave clearing costs paid by Sprint PCS and (ii) 10% of our "entire business value."

  •
  Determination of entire business value.    If our "entire business value" is to be determined, Sprint PCS and we will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine our "entire business value" on a going concern basis using the following principles:

  •
  the "entire business value" is based on the price a willing buyer would pay a willing seller for the entire on-going business;

  •
  the entire business value will not be calculated in a manner that double counts the operating assets of one or more of our affiliates;

  •
  the then-current customary means of valuing a wireless telecommunications business will be used;

  •
  the business is conducted under the Sprint PCS brand and our affiliation agreements with Sprint PCS;

  •
  we are deemed to own the spectrum and frequencies presently owned by Sprint PCS subject to our affiliation agreements with Sprint PCS; and

  •
  the valuation will not include any value for businesses not directly related to the Sprint PCS products and services, and those businesses will not be included in the sale.

  •
  Insurance.    We are required to obtain and maintain with financially reputable insurers who are licensed to do business in all jurisdictions where any work is performed under our management agreement, and who are reasonably acceptable to Sprint PCS, workers' compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and "all risk" property insurance.

  •
  Indemnification.    We have agreed to indemnify Sprint PCS and its directors, employees and agents and related parties of Sprint PCS and their directors, employees and agents against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in our management agreement or any other agreement between us and Sprint PCS, our ownership of the operating assets or the actions or the failure to act of anyone employed or hired by us in the performance of any work under such agreement, except that we will not be obligated to indemnify Sprint PCS for any claims arising solely from the negligence or willful misconduct of Sprint PCS. Sprint PCS has agreed to indemnify us and our directors, employees and agents against all claims against any of the foregoing arising from Sprint PCS's violation of any law and from Sprint PCS's breach of any representation, warranty or covenant contained in our management agreement or any other agreement between us and Sprint PCS, except Sprint PCS will not be obligated to indemnify us for any claims arising solely from our negligence or willful misconduct.

  •
  Dispute resolution.    If the parties cannot resolve any dispute between themselves and our management agreement does not provide a remedy, then our management agreement provides that the parties will continue to operate under our affiliation agreements with Sprint PCS and that either party may file suit in a court of competent jurisdiction or commence an arbitration proceeding. Absent our express agreement with Sprint PCS to submit an issue or dispute to arbitration, neither party can be compelled to submit a dispute to arbitration.

  •
  Most favored nation clause.    We generally have the right to amend our management agreement or services agreement to obtain the most favorable terms provided under a management agreement or services agreement between Sprint PCS and another Sprint PCS affiliate of similar size (defined as having at least three million covered persons) if, prior to December 31, 2006, Sprint PCS amends the terms of any of those agreements of another Sprint PCS affiliate of similar size in a manner that is more favorable than the terms of our agreements. This right is only effective, however, if we agree to accept all of the terms and conditions set forth in the other agreements agreed to after April 1, 2004; provided, however, that no specific changes will be made to our agreements if such changes were made to the other Sprint PCS Affiliates' agreements (1) solely because the affiliate owns the spectrum on which its network operates (unless such PCS Affiliate of Sprint acquired the spectrum from Sprint PCS after April 1, 2004), (2) such changes were compelled by a law or regulation inapplicable to us, (3) such changes were due solely to a change in a build-out plan, or (4) such changes relate to unique terms or conditions.

        The services agreements.    Our services agreement outlines various back office services provided by Sprint PCS and available to us for an additional fee.

        Pursuant to the most recent amendments to our services agreement, Sprint PCS consolidated support services relating to billing, customer care, collections, network operations control center monitoring, national platform, information technology, interconnectivity, voice mail, directory assistance, operator services and roaming clearinghouse services into one back office service referred to in the amendments as "Sprint CCPU service," or "cash cost per user service", all of which support services we had been purchasing prior to the consolidation. The term "Sprint CCPU service" refers to certain support services that we purchase from Sprint PCS. We have agreed to continue to purchase the Sprint CCPU service from Sprint PCS through December 2006 at a monthly rate per subscriber of $7.25 until December 31, 2004, $7.00 from January 1, 2005 until December 31, 2005 and $6.75 from January 1, 2006 until December 31, 2006. Beginning in 2007, the monthly rate for the next three years for Sprint CCPU service will be reset to a mutually acceptable amount based on the amount necessary to recover Sprint PCS' reasonable costs for providing Sprint CCPU service; provided, however that the monthly rate will not exceed $8.50 per subscriber. If we and Sprint PCS cannot agree to a new rate for any future three-year period beyond 2006, we have the option to continue to purchase the Sprint CCPU service and have an arbitrator determine the new rate or self-provision or procure those services elsewhere, subject to certain rights and procedures relating to our ability to transition only customer care and collection services beginning in 2008.

        Sprint PCS also consolidated services relating to subscriber activation, credit verification, handset logistics and handset carrying and obsolescence costs into one category referred to in the amendments as Sprint CPGA service—or "cost per gross addition service"—all of which services and /or costs, prior to the consolidation, we had been purchasing in the case of the services or bearing in the case of the costs. The term "Sprint CPGA service" refers to certain support services that we purchase from Sprint PCS. The cost for "Sprint CPGA service" is included as a part of our total costs that we use to calculate the non-GAAP financial measure that we use called "CPGA." We have agreed to continue to purchase the Sprint CPGA service from Sprint PCS through December 2006 at a monthly rate of $23.00 per gross subscriber addition in our service area. Beginning in 2007, the monthly rate for the next three years for Sprint CPGA service will be reset to a mutually acceptable amount based on the amount necessary to recover Sprint PCS' reasonable costs for providing Sprint CPGA service. If we and Sprint PCS cannot agree to a new rate for any future three-year period beyond 2006, we have the option to continue to purchase the Sprint CPGA service and have an arbitrator determine the new rate or self-provision or procure those services elsewhere.

        Sprint PCS may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services performed by Sprint PCS in connection with any other business or outside our markets. Sprint PCS must give us nine months' notice if it discontinues a significant service, including customer service, billing or collections, if we wish to continue to receive that service, Sprint PCS will use commercially reasonable efforts to help us provide the service ourselves or find another vendor to provide the service and to facilitate any transition.

        We may elect to outsource all (but not less than all) of our customer care services, which consist primarily of call center support, by providing notice to Sprint PCS during the six-month period beginning on January 1, 2006 and ending on June 30, 2006, together with payment of a $3 million election fee. After making the election, Sprint PCS will continue to provide services to us, other than the customer care services that have been outsourced, and the services agreement shall be amended to provide that the fees we pay to Sprint PCS for the Sprint CCPU service and the Sprint CPGA service will be the then-current cost to Sprint PCS of such services; provided, however, that the fee for the Sprint CPGA service through December 31, 2006, shall be $15.00 multiplied by the number of gross customer additions in our territory.

        We have agreed with Sprint PCS to indemnify each other as well as affiliates, officers, directors and employees for violations of law or the services agreement except for any liabilities resulting from the negligence or willful misconduct of the person seeking to be indemnified or its representatives. Our services agreement also provides that no party will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, such services agreement except as may otherwise be required by the indemnification provisions. Our services agreement automatically terminates upon termination of our management agreement, and neither party may terminate the services agreement for any reason other than the termination of the management agreement.

        The trademark and service mark license agreements.    We have a non-transferable license to use, at no additional cost to us, the Sprint brand name and "diamond" symbol, and several other U.S. trademarks and service marks such as "The Clear Alternative to Cellular" and "Clear Across the Nation" on Sprint PCS products and services. We believe that the Sprint brand name and symbols enjoy a high degree of recognition, providing us an immediate benefit in the marketplace. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and use of the licensed marks in a manner that would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed to promptly notify Sprint and Sprint PCS of any infringement of any of the licensed marks within our territory of which we become aware and to provide assistance to Sprint and Sprint PCS in connection with Sprint's enforcement of its rights. We have agreed with Sprint and Sprint PCS that we will indemnify the other for losses incurred in connection with a material breach of the trademark license agreements between Sprint PCS and us. In addition, we have agreed to indemnify Sprint and Sprint PCS from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint PCS products and services other than losses arising solely out of our use of the licensed marks in compliance with certain guidelines.

        Sprint and Sprint PCS can terminate our trademark and service mark license agreements if we file for bankruptcy or materially breach our agreement or if our management agreement is terminated. We can terminate our trademark and service mark license agreements upon Sprint's or Sprint PCS' abandonment of the licensed marks or if Sprint or Sprint PCS files for bankruptcy or our management agreement is terminated. However, Sprint can assign its interests in the licensed marks to a third party if that third party agrees to be bound by the terms of our trademark and service mark license agreements.

Regulatory Environment

Regulation of the wireless telecommunications industry

        The FCC can have a substantial impact upon entities that manage wireless personal communications service networks and/or provide wireless personal communications services because the FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications networks in the United States.

        The FCC has promulgated a series of rules, regulations and policies to, among other things:

  •
  grant or deny licenses for wireless personal communications service frequencies;

  •
  grant or deny wireless personal communications service license renewals;

  •
  rule on assignments and/or transfers of control of wireless personal communications service licenses;

  •
  govern the interconnection of wireless personal communications service networks with other wireless and wireline service providers;

  •
  establish access and universal service funding provisions;

  •
  establish service requirements such as enhanced 911 service;

  •
  impose fines and forfeitures for violations of any of the FCC's rules;

  •
  regulate the technical standards of wireless personal communications services networks; and

  •
  govern certain aspects of the relationships between carriers and customers, such as the use of personal information and number portability.

        Through rules that became fully effective on January 1, 2003, the FCC eliminated its spectrum cap for Commercial Mobile Radio Service, or CMRS, which includes broadband wireless personal communications services, cellular and SMR. The cap previously had limited CMRS providers to 55 MHz in any geographic area. The FCC also eliminated its rule which prohibited a party from owning interests in both cellular networks in the same MSAs, though it retained the cross-interest prohibition for less populous Rural Service Areas ("RSAs"). The FCC's new rules blur the "bright line" of spectrum caps, however, and require a case-by-case analysis to determine that any proposed CMRS spectrum combination will not have an anticompetitive effect.

Transfers and assignments of wireless personal communications services licenses

        The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a wireless personal communications service license. This means that we will receive advance notice of any and all transactions involved in transferring control of Sprint or the assignment of some or all of the wireless personal communications service licenses held by Sprint. The FCC proceedings afford us an opportunity to evaluate proposed transactions well in advance of closing, and to take actions necessary to protect our interests. Non-controlling interests in an entity that holds a wireless personal communications service license or operates wireless personal communications service networks generally may be bought or sold without prior FCC approval. In addition, the FCC requires only post-consummation notification of pro forma assignments or transfers of control of certain commercial mobile radio service licenses.

Conditions of wireless personal communications services licenses

        All wireless personal communications service licenses are granted for ten-year terms conditioned upon timely compliance with the FCC's build-out requirements. Pursuant to the FCC's build-out requirements, all 30 MHz broadband wireless personal communications service licensees must construct facilities that offer coverage to one-third of the population in their licensed areas within five years and to two-thirds of the population in such areas within ten years, and all 10 MHz broadband wireless personal communications services licensees must construct facilities that offer coverage to at least one-quarter of the population in their licensed areas within five years or make a showing of "substantial service" within that five-year period.

        If the build-out requirements are not met, wireless personal communications service licenses could be forfeited. The FCC also requires licensees to maintain control over their licenses. Our affiliation agreements with Sprint PCS include a management agreement that the parties believe meet the FCC requirements for licensee control of licensed spectrum.

        If the FCC were to determine that our affiliation agreements with Sprint PCS need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreements to the extent necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the agreements. If the agreements cannot be so modified, the agreements may be terminated pursuant to their terms. The FCC could also impose monetary penalties on Sprint, and possibly revoke one or more of the Sprint licenses.

Wireless personal communications services license renewal

        Wireless personal communications service licensees can renew their licenses for additional ten-year terms. Wireless personal communications service renewal applications are not subject to auctions. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford wireless personal communications services renewal applicants involved in comparative renewal hearings with a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the wireless personal communications service renewal applicant has:

  •
  provided "substantial service" during its license term; and

  •
  substantially complied with all applicable laws and FCC rules and policies.

        The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. The FCC's renewal expectancy and procedures make it very likely that Sprint will retain the wireless personal communications service licenses that we manage for the foreseeable future.

Interconnection

        The FCC has the authority to order interconnection between commercial mobile radio services, commonly referred to as CMRS, providers and incumbent local exchange carriers. The FCC has ordered local exchange carriers to provide reciprocal compensation to commercial mobile radio service providers for the termination of traffic. Interconnection agreements are negotiated on a statewide basis and are subject to state approval.

        The FCC rules and rulings, as well as state proceedings, and a review by courts of such rules and rulings directly impact the nature and cost of the facilities necessary for interconnection of the PCS networks of Sprint with local, national and international telecommunications networks. They also determine the nature and amount of revenues that we and Sprint can receive for terminating calls originating on the networks of local exchange and other telecommunications carriers.

        Other FCC requirements.    CMRS providers, including Sprint, are required to permit manual roaming on their networks. With manual roaming, any user whose mobile phone is technically capable of connecting with a carrier's network must be able to make a call by providing a credit card number or making some other arrangement for payment. Since October 2000, the FCC has been considering changes in its rules that may terminate the manual roaming requirement and may impose automatic roaming obligations, under which users with capable equipment would be permitted to originate or terminate calls without taking action other than turning on the mobile phone.

        FCC rules require that local exchange and most commercial mobile radio services providers allow subscribers to change service providers without changing telephone numbers, which, for wireless service providers, is referred to as wireless local number portability, or WLNP. FCC regulations requiring that most commercial mobile radio service providers implement WLNP in the 100 largest metropolitan areas in the United States went into effect on November 24, 2003. FCC regulations require most commercial mobile radio service providers to be able to deliver calls from their networks to ported numbers anywhere in the country and contribute to the Local Number Portability Fund. We may be liable to Sprint for any penalties that Sprint may be subject to if we are unable to comply with the FCC's WLNP regulations within a reasonable period of time. Implementation of WLNP has required wireless personal communications service providers like us and Sprint to purchase more expensive switches and switch upgrades. However, it has also enabled existing cellular subscribers to change to wireless personal communications services without losing their existing wireless telephone numbers, which has made it easier for wireless personal communications service providers to market their services to existing cellular users. The existence of WLNP could adversely impact our business since it makes subscriber defections more likely and we may not be able to replace subscribers who have switched to other carriers.

        FCC rules permit broadband wireless personal communications service and other commercial mobile radio service providers to provide wireless local loop and other fixed services that would directly compete with the wireline services of local exchange carriers. This may create new markets and revenue opportunities for Sprint and its PCS Affiliates and other wireless providers.

        FCC rules require broadband personal communications services and other commercial mobile radio services providers to implement enhanced emergency 911 capabilities that provide the location of wireless 911 callers to "Public Safety Answering Points." The FCC has approved a plan proposed and amended by Sprint under which Sprint began selling specially equipped telephone handsets in 2001, with a rollout of such handsets that continued until June 30, 2003, when all new handsets activated nationwide were to be specially equipped. Sprint's plan requires that by December 31, 2005, 95% of Sprint wireless subscriber handsets in service must be equipped for the Sprint wireless enhanced 911 service. Moreover, Sprint completed its PCS network upgrade to support enhanced 911 service by December 31, 2002 and began providing a specified level of enhanced 911 service by June 30, 2002. As the required equipment becomes more functional and less expensive, emergency 911 services may afford wireless carriers substantial and attractive new service and marketing opportunities.

        FCC rules include several measures designed to remove obstacles to competitive access to customers and facilities in commercial multiple tenant environments, including the following:

  •
  Telecommunications carriers in commercial settings may not enter into exclusive contracts with building owners, including contracts that effectively restrict premises owners or their agents from permitting access to other telecommunications service providers; and

  •
  Utilities, including local exchange carriers, must afford telecommunications carriers and cable service providers reasonable and nondiscriminatory access to poles, conduits and rights-of-way owned or controlled by the utility.

        The FCC has also issued a further notice of proposed rulemaking seeking comment on whether it should adopt additional rules in this area, including extending certain regulations to include residential as well as commercial buildings. The final result of this proceeding could affect the availability and pricing of sites for our antennae and those of our competitors.

        Communications assistance for law enforcement.    The Communications Assistance for Law Enforcement Act ("CALEA") enacted in 1994, requires wireless personal communications service and other telecommunications service providers to ensure that their facilities, equipment and services are able to comply with authorized electronic surveillance by federal, state and local law enforcement personnel. Wireless personal communications service providers were generally required to comply with the current industry CALEA capability standard, known as J-STD-025, by June 30, 2000, and with certain additional standards by September 30, 2001. Wireless personal communications service providers who sought extensions of compliance deadlines, including Sprint, are also required to implement a "packet-mode" capability by January 30, 2004 unless the FCC acts on petitions seeking changes in its rules. Providers had to meet various other capability requirements established by the Department of Justice and Federal Bureau of Investigation as of June 30, 2002. Most wireless personal communications service providers are ineligible for federal reimbursement for the software and hardware upgrades necessary to comply with the CALEA capability and capacity requirements. In addition, the FCC is considering petitions from numerous parties to establish and implement technical compliance standards pursuant to CALEA requirements. In sum, CALEA capability and capacity requirements are likely to impose some additional switching and network costs upon Sprint and its PCS Affiliates and other wireless entities.

        The USA PATRIOT Act of 2001 included certain provisions that enable law enforcement agencies and other branches of the government to more easily acquire records and information regarding certain uses of communications facilities from telecommunications carriers, including PCS carriers.

        Other federal regulations.    Sprint and its PCS Affiliates must bear the expense of compliance with FCC and Federal Aviation Administration regulations regarding the siting, lighting and construction of transmitter towers and antennas. In addition, FCC environmental regulations may cause some of our base station locations to become subject to the additional expense of regulation under the National Environmental Policy Act or NEPA. The FCC is required to implement NEPA by requiring service providers to meet land use and radio emissions standards.

        Review of universal service requirements.    The FCC and certain states have established "universal service" programs to ensure that affordable, quality telecommunications services are available to all Americans. Sprint is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that Sprint's "contribution" to the federal universal service program is a variable percentage of "end-user telecommunications revenues." Although many states are likely to adopt a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. At the present time it is not possible to predict the extent of the Sprint total federal and state universal service assessments or its ability to recover from the universal service fund. However, some wireless entities are seeking state commission designation as "eligible telecommunications carriers," enabling them to receive federal and state universal service support, and are preparing to compete aggressively with wireline telephone companies for universal service revenue. Because we manage substantial rural areas for the PCS Group of Sprint, it is possible that we will receive revenues in the future from federal and state universal service support funds that are much greater than the reductions in our revenues due to universal service contributions paid by Sprint.

        Partitioning; disaggregation.    FCC rules allow broadband wireless personal communications services licensees to partition their market areas and/or to disaggregate their assigned spectrum and to transfer partial market areas or spectrum assignments to eligible third parties. These rules may enable us to purchase wireless personal communications service spectrum from Sprint and other wireless personal communications services licensees as a supplement or alternative to the existing management arrangements.

        Wireless facilities siting.    States and localities are not permitted to regulate the placement of wireless facilities so as to "prohibit" the provision of wireless services or to "discriminate" among providers of those services. In addition, so long as a wireless network complies with the FCC's rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. These rules are designed to make it possible for Sprint and its PCS Affiliates and other wireless entities to acquire necessary tower sites in the face of local zoning opposition and delays.

        Equal access.    Wireless providers are not required to provide long distance carriers with equal access to wireless subscribers for the provision of toll services. This enables us and Sprint to generate additional revenues by reselling the toll services of Sprint PCS and other interexchange carriers from whom we can obtain favorable volume discounts. However, the FCC is authorized to require unblocked access to toll service providers subject to certain conditions.

        State regulation of wireless service.    Section 332 of the Communications Act preempts states from regulating the rates and entry of commercial mobile radio service providers. Section 332 does not prohibit a state from regulating the other terms and conditions of commercial mobile services, including consumer billing information and practices, billing disputes and other consumer protection matters. However, states may petition the FCC to regulate those providers and the FCC may grant that petition if the state demonstrates that:

  •
  market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory; or

  •
  such market conditions exist and commercial mobile radio service is a replacement for a substantial portion of the landline telephone service within the state.

        To date, the FCC has granted no such petition. To the extent Sprint and its PCS Affiliates provide fixed wireless service, we may be subject to additional state regulation. These standards and rulings have prevented states from delaying the entry of wireless personal communications services and other wireless carriers into their jurisdictions via certification and similar requirements, and from delaying or inhibiting aggressive or flexible wireless price competition after entry.

        Interference temperature.    In November 2003, the FCC launched an inquiry aimed at establishing a new paradigm for the determination of interference to wireless services. Currently, interference measurements are based on transmitter operations. The proposed "interference temperature" would take into account interactions between transmitters and receivers, as well as all other elements of the radio frequency environment. One goal of this proceeding is to create opportunities for other transmitters, whether licensed or unlicensed, to operate in bands that are now exclusively reserved for licensees, such as the personal communications service frequencies used by Sprint. It is too early in this proceeding to determine what effect, if any, this inquiry by the FCC will have on our business.

ITEM 2.  PROPERTIES

        Our headquarters are located in Schaumburg, Illinois, and we lease office space for our headquarters and other parts of our operations, primarily for our retail stores, base stations and switching centers, in a number of locations. As of September 30, 2004, we leased twelve retail stores and two switching centers. As of such date, we also leased space on 577 wireless towers and owned 92 wireless towers. On September 8, 2004, we signed an agreement with TCP Communications, LLC whereby we agreed to sell up to 92 of our owned towers to TCP, and after the sale we would lease space on the towers sold to TCP. We closed on the sale of 51 towers on November 9, 2004 and we expect the closings for the remaining towers to occur through the first half of 2005. We co-locate with other wireless service providers on approximately 86% of our wireless towers. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

        On February 23, 2003, we and our wholly owned subsidiaries iPCS Wireless, Inc. and iPCS Equipment, Inc. filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court-administered reorganization. In connection with our bankruptcy filing, we also filed a complaint against Sprint Corporation and certain of its affiliates alleging that Sprint breached its affiliation agreements with us. Following the filing of our litigation against Sprint, related cases were filed. The unsecured creditors committee (which included holders of our senior discount notes) filed a separate complaint against Sprint, repeating many of our allegations and essentially adding claims that Sprint should be held liable for all of our outstanding debts, by reason (among other things) of Sprint's domination and control over aspects of our business. A group of our secured creditors filed a complaint in a Georgia state court, essentially seeking a determination that Sprint is obliged to remit 96% rather than 92% of our actual cash receipts (as defined in our affiliation agreements with Sprint), by reason of the filing of our bankruptcy petition. As part of our reorganization each of these lawsuits was settled. Our plan of reorganization was confirmed by the Bankruptcy Court on July 9, 2004 and declared effective on July 20, 2004.

        On October 1, 2003, AT&T filed an administrative proof of claim in the amount of $5.1 million for services provided to us from February 23, 2003 through June 24, 2003, and a pre-petition proof of claim in the amount of $1.7 million for services provided to us prior to our Chapter 11 filing, both of which claims we dispute. In connection with our plan of reorganization, we agreed to deposit $0.7 million in escrow pending resolution of both of these disputed claims.

        On August 31, 2004, AT&T filed a cure claim for $4.1 million, contending that $1.5 million of the amount set forth in the pre-petition proof of claim, and $2.5 million of the amount set forth in the administrative proof of claim are presently due in cash as cure amounts resulting from an alleged assumption arising from the confirmation of our plan of reorganization, which we also dispute. Also on August 31, 2004, AT&T amended its administrative proof of claim originally filed on October 1, 2003, by reducing it from $5.1 million to $2.6 million. If AT&T's claims are allowed as valid, AT&T would have a $0.2 million pre-petition claim payable in stock under our plan of reorganization, with the remaining claims (both cure and administrative) payable in $6.6 million of cash.

        Both the administrative and pre-petition claims between AT&T and us have been consolidated in claims proceedings pending before the Bankruptcy Court. On September 30, 2004, we filed a response to the cure claim requesting that our dispute on the cure claim be consolidated with the administrative and pre-petition claim dispute. We are currently in the discovery stage of the proceedings with respect to the administrative and pre-petition claims. If we cannot reach a settlement regarding these disputes after discovery, the Bankruptcy Court will determine the outcome. In the event that our response to the cure claim is denied or that the Bankruptcy Court does not find in our favor if a settlement is not reached with AT&T, we believe we will have sufficient resources to fund any potential claim. We believe the consolidated financial statements included elsewhere in this report adequately reflect our obligations to AT&T for these services provided.

        In addition to the foregoing, from time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business and in connection with our bankruptcy petition. We are not currently a party to any such legal proceedings, the adverse outcome to which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Pursuant to our plan of reorganization that became effective on July 20, 2004, our previously outstanding common stock was cancelled and we issued 8.6 million shares of new common stock to our general unsecured creditors pursuant to an exemption provided by Section 1145 of the U.S. Bankruptcy Code. An additional 0.4 million shares are reserved and will be distributed under this same exemption upon resolution of the remaining disputed unsecured creditors' claims.

        On August 3, 2004, our common stock began trading on the National Quotation Bureau's Pink Sheets under the symbol "IPCX".

        The following table sets forth on a per share basis the high and low closing sales prices for our common stock as reported on the National Quotation Bureau's Pink Sheets for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended September 30, 2005
First Quarter (through December 23, 2004)	$28.05	$18.70
Period Ended September 30, 2004 (beginning August 3, 2004)	$19.10	$15.00

        As of December 24, 2004, there were approximately 47 holders of record of our common stock, including record holders which hold shares on behalf of an indeterminate number of beneficial owners. On December 23, 2004, the last reported sale price of our common stock price was $28.00.

        We intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Our future decisions concerning the payment of dividends on the common stock will depend upon our results of operations, financial condition and capital expenditure plans and will be subject to limitations under the indenture governing our senior notes, as well as such other factors that the board of directors, in its sole discretion, may consider relevant.

        The equity compensation plan information required by Item 201(d) of Regulation S-K is set forth in Item 12 below.

ITEM 6.  SELECTED FINANCIAL DATA:

        We derived the following statement of operations and balance sheet data as of September 30, 2004 and 2003 and for the periods ended September 30, 2004 and July 1, 2004, each of the years ended September 30, 2003 and 2002 from our audited consolidated financial statements, included elsewhere in this report. We derived the following statement of operations and balance sheet data as of September 30, 2001 and December 31, 2000 and for the nine months ended September 30, 2001, and for the year ended December 31, 2000 from our audited consolidated financial statements, which are not included in this report.

        In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", we adopted fresh start accounting as of July 1, 2004, and our emergence from Chapter 11 resulted in a new reporting entity. The periods as of and prior to July 1, 2004 have been designated "Predecessor Company" and the periods subsequent to July 1, 2004 have been designated as "Successor Company". Under fresh start accounting, our reorganization equity value was allocated to the assets and liabilities based on their respective fair values and was in conformity with SFAS No. 141 "Business Combinations". As a result of the implementation of fresh start accounting, our financial statements after the effective date are not comparable to our financial statements for prior periods.

        Our consolidated financial statements included in this report have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our financial statements as of September 30, 2004 and September 30, 2003, and for the periods ended September 30, 2004 and July 1, 2004, the year ended September 30, 2003 and for the nine months ended September 30, 2001 were audited by Deloitte & Touche LLP, independent registered public accounting firm. Our financial statements as of September 30, 2002 and for the year then ended were audited by KPMG LLP, independent registered public accounting firm. The report from KPMG includes an explanatory paragraph which states that there is substantial doubt about our ability to continue as a going concern. We believe that the issues that caused our independent registered public accounting firm to doubt our ability to continue as a going concern, as well as the uncertainty related to the bankruptcy proceedings, were addressed by our reorganization.

        It is important that you also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited and unaudited consolidated financial statements and, in each case, any related notes thereto included elsewhere in this report.

	Predecessor Company					Successor Company
	Year Ended December 31, 2000	Nine Months Ended September 30, 2001	Year Ended September 30, 2002	Year Ended September 30, 2003	Period Ended July 1, 2004	Period Ended September 30, 2004
Statement of Operations Data:
Revenues:
Service revenue	$11,020	$47,180	$116,187	$145,249	$107,097	$37,909
Roaming revenue	7,514	25,309	47,303	44,220	34,525	15,829
Equipment and other revenue	2,695	5,023	6,931	4,824	4,240	1,644

Total revenues	21,229	77,512	170,421	194,293	145,862	55,382

Operating Expenses:
Cost of service and roaming (exclusive of depreciation, as shown separately below)	(16,786)	(60,496)	(128,512)	(130,065)	(83,230)	(29,082)
Cost of equipment	(8,473)	(14,275)	(20,484)	(11,797)	(12,801)	(5,584)
Selling and marketing	(12,363)	(24,862)	(44,727)	(27,343)	(20,976)	(7,996)
General and administrative expenses(a)	(9,319)	(8,635)	(24,930)	(5,546)	(3,550)	(1,705)
Reorganization income (expense)(b)	—	—	—	(31,093)	60,797	—
Non-cash stock compensation expenses	(11,212)	(1,530)	(3,985)	—	—	(22)
Taxes on non-cash compensation	(1,567)	—	—	—	—	—
Depreciation	(8,295)	(13,922)	(33,687)	(37,274)	(28,596)	(8,790)
Amortization of intangible assets	(314)	(1,463)	(3,915)	(3,274)	—	(3,051)
Gain (loss) on disposal of property and equipment	724	467	(6,318)	(474)	(13)	4
Impairment of goodwill(c)	—	—	(8,060)	—	—	—
Impairment of property and equipment(c)	—	—	(29,382)	—	—	—
Impairment of intangible assets(c)	—	—	(23,626)	—	—	—

Total operating expenses	(67,605)	(124,716)	(327,626)	(246,866)	(88,369)	(56,226)

Operating income (loss)	(46,376)	(47,204)	(157,205)	(52,573)	57,493	(844)
Interest income	3,443	3,537	604	70	263	289
Interest expense	(11,741)	(16,995)	(26,154)	(20,301)	(10,142)	(5,425)
Cancellation of debt(d)	—	—	—	—	131,956	—
Loss on early extinguishment of debt(e)	(1,485)	—	—	—	—	—
Other income (expense), net	2	3	56	(63)	7	4

Loss before the cumulative effect of a change in accounting principle and extraordinary item	(56,157)	(60,659)	(182,699)	(72,867)	179,577	(5,976)

Cumulative effect of a change in accounting principle(f)	—	—	4,335	—	—	—

Net loss	$(56,157)	$(60,659)	$(178,364)	$(72,867)	$179,577	$(5,976)

Other Data:
Basic and diluted loss per share of common stock(g)	n/a	n/a	n/a	n/a	n/a	$(0.65)

	Predecessor Company				Successor Company
	As of December 31, 2000	As of September 30, 2001	As of September 30, 2002	As of September 30, 2003	As of September 30, 2004
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$165,958	$54,579	$27,588	$17,654	$57,760
Property and equipment, net	129,087	198,161	200,735	170,620	134,931
Total assets	328,575	328,756	280,695	221,574	312,308
Total current liabilities	31,360	40,684	370,183	157,961	53,797
Total liabilities not subject to compromise	201,777	261,087	387,405	171,674	223,262
Liabilities subject to compromise(h)	—	—	—	229,477	—
Redeemable preferred stock(i)	114,080	121,548	—	—	—
Stockholder's equity (deficiency)(j)	12,718	(53,879)	(106,710)	(179,577)	89,046

(a)
General and administrative expenses for the nine months ended September 30, 2001 and the year ended September 30, 2002 included approximately $2.4 million and $18.4 million, respectively, of expenses related to AirGate's acquisition of us.

(b)
Reorganization income (expense) relate to costs and adjustments that relate to our Chapter 11 filing and the related fresh start accounting adjustments to revalue our assets and liabilities to their fair value. Other costs included in reorganization expense include professional fees, adjustments to carrying value of debt, employee severance payments, employee retention payments and lease termination accruals. See our notes to our consolidated financial statements included elsewhere in this report for further information.

(c)
In 2002, we recorded an impairment charge of approximately $8.1 million as a result of our annual impairment testing of goodwill as required by SFAS No. 142. In addition, we recorded impairment charges of approximately $53.0 million under SFAS No. 144, which consisted of approximately $23.6 million of intangible assets and $29.4 million of property and equipment.

(d)
As of the effective date of our plan of reorganization, we recognized income of approximately $132.0 million on the cancellation of debt related to the discharge of certain of our liabilities subject to compromise as required under our plan of reorganization.

(e)
In July 2000, in connection with the refinancing of our Nortel credit facility with our then existing senior secured credit facility, we recorded a loss on the early extinguishment of debt of approximately $1.5 million that related to the write-off of the unamortized deferred financing costs. As required under SFAS No. 145, the loss previously reported as an extraordinary item has been reclassified as a non-operating loss.

(f)
In connection with AirGate's acquisition of us, we changed our method of recognizing interest expense on our then existing senior discount notes effective as of October 1, 2001. The cumulative effect of this change in accounting for the periods through September 30, 2001, was a reduction in the carrying value of the senior discount notes by approximately $4.3 million along with a corresponding decrease in our net loss.

(g)
Basic and diluted loss per share for the Successor Company are calculated by dividing the net loss available to common stockholders by the weighted average number of shares of our common stock. Pursuant to our plan of reorganization, 8.6 million shares were distributed to our unsecured creditors on the effective date and the remaining 0.4 million shares held in reserve will be distributed upon resolution of disputed claims. The full nine million shares were used in the calculation of weighted average shares. The calculation was made in accordance with SFAS No. 128, "Earnings Per Share". The basic and diluted loss per share are the same because the inclusion of the incremental potential shares from any assumed exercise of stock options is antidilutive. Per share information is not presented for the Predecessor Company as it is not meaningful.

(h)
Amount includes approximately $206.7 million related to our senior discount notes and other amounts owed to Sprint and other creditors. See notes to our consolidated financial statements included elsewhere in this report for further information.

(i)
In connection with AirGate's acquisition of us, all shares of preferred stock were converted into common shares.

(j)
As part of our plan of reorganization, our previously issued common stock was cancelled and new equity was issued to our general unsecured creditors in satisfaction and retirement of their claims.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

iPCS, Inc. History

        On January 22, 1999, we entered into our affiliation agreements with Sprint PCS whereby we became a PCS Affiliate of Sprint with the exclusive right to market and provide Sprint PCS products and services under the Sprint and Sprint PCS brand names in 16 markets in Illinois and Iowa. Our affiliation agreements with Sprint PCS were amended in March 2000 to add 20 additional markets. On February 28, 2001, our affiliation agreements with Sprint PCS were amended to add the Iowa City and Cedar Rapids, Iowa markets to our territory. On March 26, 2004, our affiliation agreements with Sprint PCS were amended to add one partial market to which we had already been providing services. On July 26, 2004, we amended our affiliation agreements to add the Mackinac Island, Michigan market consisting of two basic trading areas to our territory. With these amendments, the size of our territory was increased from a total population of 2.8 million residents to 7.8 million residents, based on the 2000 population counts compiled by the U.S. Census Bureau adjusted by estimated growth rates from third party proprietary demographic databases, at September 30, 2004.

        On November 30, 2001, AirGate, a PCS Affiliate of Sprint providing service in North Carolina, South Carolina and Georgia, acquired us in a tax-free stock for stock transaction. In connection with the merger, Timothy M. Yager, iPCS' Chief Executive Officer until the time of the merger, and other senior management of iPCS resigned as officers at the closing of the merger. We were designated as an unrestricted subsidiary of AirGate and we operated as a separate business entity. Due to restrictions in AirGate's indenture governing its outstanding notes, AirGate could not provide funding or financial support to us. On February 23, 2003, we and our subsidiaries filed for Chapter 11 bankruptcy protection in the Bankruptcy Court. Also on this date, we filed a lawsuit against Sprint alleging that Sprint PCS had breached its agreements with us, causing us severe financial damage. On October 17, 2003, AirGate irrevocably transferred all of its shares of our common stock to a trust organized under Delaware law. The beneficial owners of AirGate common stock at the date of transfer were beneficiaries of the trust. AirGate had no interest in the trust. Upon the effective date of the plan of reorganization, our common stock held by the trust was cancelled and the trust terminated by its terms.

        As a result of the Chapter 11 filing, there was uncertainty about our ability to continue as a going concern. The continuation of our business as a going concern was contingent upon, among other things, our ability: (1) to formulate a Plan of Reorganization that would be confirmed by the Bankruptcy Court; (2) to achieve satisfactory growth and successfully manage operations to generate enough cash from operations to meet future obligations; and (3) to resolve our litigation against Sprint. During our reorganization, we limited our new subscriber activation volume and subscriber growth to ensure adequate liquidity to meet our financial obligations. In order to reorganize our business, our Plan of Reorganization, which was confirmed by the Bankruptcy Court on July 9, 2004 and was effective on July 20, 2004, provided for the following:

  •
  the assumption of our affiliation agreements with Sprint PCS, as amended to provide us a number of benefits, principally higher roaming revenue and lower fixed costs;

  •
  the settlement of all claims by and between us and Sprint which resulted in our write-off of all prepetition claims, as set forth in the settlement agreement and mutual release;

  •
  the payment to Sprint, in cash, of approximately $5.1 million in full and complete satisfaction of our obligation to cure defaults under our affiliation agreements with Sprint PCS;

  •
  our assumption of all contracts and leases that had not been previously rejected; and

  •
  the appointment of Timothy M. Yager as president and chief executive officer and appointment of seven directors to our board of directors.

Business Overview

        As a PCS Affiliate of Sprint, the pricing of services and handsets to our subscribers are generally established by Sprint PCS. In addition, the cost payable by us to Sprint PCS for our subscriber processing, customer care and customer billing is also established by Sprint PCS. As such, we attempt to manage our results of operations largely by determining within parameters established by Sprint PCS the credit quality of the subscribers for whom we activate service and the number of our company-owned stores and local third party distributors in our territory with which we enter into agreements to sell Sprint PCS services and handsets. As our network build-out is substantially complete, the amount of capital expenditures that Sprint PCS can require us to incur for network operations is relatively small and relates primarily to upgrading our network to new technologies in order to maintain its compatibility with Sprint PCS' network and providing additional coverage within our territory at our discretion.

        A significant part of our subscriber acquisition costs relates to costs that we pay, as allocated to us by Sprint PCS, to subsidize the cost of the handsets purchased by our subscribers. Accordingly, we attempt to manage the rate at which we add new subscribers. We carefully monitor the credit worthiness of our subscribers as we bear the risk of the collectibility of their bills for Sprint PCS services and impose deposits where warranted by their credit profiles. Our results of operations are based on the collectibility of our subscribers' monthly recurring charges and the charges for minutes of use on our network by our subscribers who exceed the minutes in their plan; and payments we receive from Sprint PCS for minutes of use on our network by Sprint PCS subscribers and non-Sprint PCS subscribers who are not based in our territory.

        The primary metrics that we use to manage our business are set below.

Definitions of Operating Metrics

        In this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, we provide certain financial measures that are calculated in accordance with accounting principles generally accepted in the United States ("GAAP") and as adjusted to GAAP ("non-GAAP") to assess our financial performance. In addition, we use certain non-financial terms that are not measures of financial performance under GAAP. Terms such as subscriber additions and churn are terms used in the wireless telecommunications industry. The non-GAAP financial measures of average revenue per user ("ARPU") and cost per gross addition ("CPGA") reflect standard measures of liquidity, profitability or performance commonly used in the wireless telecommunications industry. The non-financial terms and the non-GAAP measures reflect wireless telecommunications industry conventions and are commonly used by the investment community for comparability purposes. The non-GAAP measures included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are reconciled below in "—Liquidity and Capital Resources—Reconciliation of Non-GAAP Financial Measures" and are summarized as follows:

  •
  Average monthly churn is a measure of the rate at which subscribers based in our territory deactivate service on a voluntary or involuntary basis. We calculate average monthly churn based on the number of subscribers deactivated during the period (net of transfers out of our territory and those who deactivated within 30 days of activation) as a percentage of our average monthly subscriber base during the period divided by the number of months during the period.

  •
  ARPU, or average revenue per user, is a measure of the average monthly service revenue earned from subscribers based in our territory, excluding roaming revenue. This measure is calculated by dividing subscriber revenues in our consolidated statement of operations by the number of our average monthly subscribers during the period divided by the number of months in the period.

  •
  CPGA, or cost per gross addition, is a measure of the average cost we incur to add a new subscriber in our territory. These costs include handset subsidies on new subscriber activations, commissions, rebates and other selling and marketing costs. We calculate CPGA by dividing (a) the sum of cost of products sold and selling and marketing expenses associated with transactions with new subscribers during the measurement period, less product sales revenues associated with transactions with new subscribers during the measurement period, by (b) the total number of subscribers activated in our territory during the period.

  •
  Licensed population represents the number of residents in the markets in our territory for which we have an exclusive right to provide wireless mobility communications services under the Sprint brand name. The number of residents located in our territory does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

  •
  Covered population represent the number of residents covered by our network in our territory. The number of residents covered by our network does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

General

        As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in our licensed territory, which includes portions of Illinois, Michigan, Iowa and eastern Nebraska. We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our portion of the PCS network of Sprint PCS is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, major national retailers and local third party distributors. At September 30, 2004, we had a total licensed population of over 7.8 million, covered population of approximately 5.9 million and total subscribers of approximately 240,500 in all our markets.

        We recognize revenues from our subscribers for the provision of wireless telecommunications services, proceeds from the sale of handsets and accessories through channels controlled by us and fees from Sprint PCS and other wireless service providers and resellers when their subscribers roam onto our network. Sprint PCS retains 8% of all service revenue collected from our subscribers (not including product sales or roaming charges billed to our subscribers) and 8% of all fees collected from other wireless service providers and resellers when their subscribers roam onto our network. We report the amount retained by Sprint PCS as an operating expense. In addition, Sprint PCS bills our subscribers for taxes, handset insurance and Universal Service Fund charges which we do not record. Sprint collects these amounts from the subscribers and remits them to the appropriate entity.

        As part of our affiliation agreements with Sprint PCS, we have contracted with Sprint PCS to receive back-office services such as subscriber activation, handset logistics, billing, customer care and network monitoring services. We initially elected to delegate the performance of these services to Sprint PCS to take advantage of its economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements. Under the terms of the amendment to our affiliation agreements we have contracted with Sprint PCS for these services through December 31, 2006. The cost for these services is primarily on a per subscriber or per transaction basis and is recorded as an operating expense.

Critical Accounting Policies

        The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of an entity. To aid in that understanding, we have identified our "critical accounting policies." These policies have the potential to have a significant impact on our consolidated financial statements, either because of the significance of the financial statement item to which they relate or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

        Revenue recognition.    We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. We recognize service revenue from our subscribers as they use the service. We pro-rate monthly subscriber revenue over the billing period and record airtime usage in excess of the pre-subscribed usage plan. Our subscribers pay an activation fee when they initiate service. We reduce recorded service revenue for billing adjustments, and estimated uncollectible fees for late payments and early cancellation. We also reduce service revenue for rebates and discounts given to subscribers on wireless handset sales in accordance with the Emerging Issues Task Force ("EITF"), EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." Effective July 1, 2003, we adopted EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This EITF guidance addresses accounting for arrangements that involve multiple revenue-generating activities. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units of the arrangement based on their relative fair values. The guidance in EITF 00-21 became effective for revenue arrangements entered into for quarters beginning after June 15, 2003. We have elected to apply this guidance prospectively from July 1, 2003. Prior to the adoption of EITF 00-21, under the provisions of SAB No. 101, we accounted for the sale of our handsets and our subsequent service to the customer as a single unit of accounting because our wireless service is essential to the functionality of our handsets. Accordingly, we deferred all activation fee revenue and its associated direct costs and amortized these revenues and costs over the average life of our subscribers which we estimate to be 30 months. Under EITF 00-21 we no longer need to consider whether customers can use their handsets without our wireless service provided to them. Because we meet the criteria stipulated in EITF 00-21, the adoption of EITF 00-21 requires us to account for the sale of the handset as a separate unit of accounting from the subsequent service to the customer. With the adoption of EITF 00-21, we now recognize activation fee revenue generated from our retail stores as equipment revenue. In addition, we recognize the portion of the direct activation fee costs related to the handsets sold in our retail stores. Subsequent to July 1, 2003, we have continued to apply the provisions of SAB No. 101 and have deferred and amortized activation fee revenue and costs generated by subscribers activated other than through our retail stores.

        We participate in the Sprint PCS national and regional distribution program in which national retailers such as RadioShack and Best Buy sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint PCS for products and services sold. For industry competitive reasons, Sprint PCS subsidizes the price of these handsets by selling the handsets at a price below cost. Under our affiliation agreements with Sprint PCS, when a national retailer sells a handset purchased from Sprint PCS to a subscriber in our territory, we are obligated to reimburse Sprint PCS for the handset subsidy that Sprint originally incurred. The national retailers sell Sprint wireless services under the Sprint and Sprint PCS brands and marks. We do not receive any revenues from the sale of wireless handsets by national retailers. We classify these Sprint PCS wireless handset subsidy charges as a sales and marketing expense for a wireless handset sale to a new subscriber and classify these subsidies as a cost of service for a wireless handset upgrade to an existing subscriber.

        Sprint PCS retains 8% of service revenues collected from our subscribers and from non-Sprint subscribers who roam onto our network. The amount retained by Sprint PCS is recorded as cost of service and roaming. Revenues generated from the sale of handsets and accessories and from roaming services provided to Sprint PCS and other Sprint PCS affiliate subscribers who are not based in our markets are not subject to the 8% affiliation fee for Sprint PCS.

        Allowance for doubtful accounts.    Estimates are used in determining our allowance for doubtful accounts and are based on our historical write-off experience, and the uncollectibility of accounts receivable by aging category, as well as current information regarding the credit quality of our subscribers. Using this historical information, which is somewhat limited due to the changes made to our historical credit policies for deposit on certain activations, we estimate allowances for uncollectibility relative to the aging categories. If our estimates are insufficient for any reason, our operating losses and available cash would be negatively impacted.

        Under PCS service plans offered by Sprint PCS, subscribers who do not meet certain credit criteria can nevertheless select any plan offered, subject to an account spending limit, or ASL, which serves to control our credit exposure. ASLs generally range from $125 to $250 per subscriber and generally require deposits in the amount of the limit that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes. As a result, a significant amount of our subscriber additions during 2001 were under the no-deposit account spending limit program, or "NDASL" program. The NDASL program was replaced by the "Clear Pay" program in November 2001, which reinstated the deposit requirement for certain of the lowest credit class subscribers and featured increased back-office controls with respect to collection efforts. We reinstated a $125 deposit for subscribers in other credit classes of the Clear Pay program in February 2002, and in February 2003, we increased our deposit requirement to $250. In December 2003, we implemented a new credit matrix which would require the majority of sub-prime subscribers to deposit $125 when activating service.

        Long-lived asset recovery.    Long-lived assets, consisting primarily of property and equipment and intangibles, comprise approximately 68% of our total assets, at September 30, 2004. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to be reduced. In addition, changes in general industry conditions could cause the value of certain of these assets to be reduced. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. As part of our reorganization, our assets and liabilities were revalued to their fair value. Estimates and assumptions used in both the estimated useful life and evaluating potential impairment issues require a significant amount of judgment.

        Income taxes.    As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions of our operations. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent recovery is not likely, we must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance that could materially impact our financial condition and results of operations.

Implementation of Fresh-Start Accounting

        Pursuant to American Institute of Certified Public Accountants, or "AICPA," Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," or "SOP 90-7," the accounting for the effects of the reorganization occurs once the Plan of Reorganization is confirmed by the Bankruptcy Court and there are no remaining contingencies material to completing the implementation of the plan. There were no material conditions precedent to the effectiveness of the plan of reorganization existing as of the July 9, 2004 confirmation date. For financial reporting purposes, we applied fresh-start accounting as of July 1, 2004 because the results of operations for the eight days through July 9, 2004 did not have a material impact on the reorganized company's financial position, results of operations and cash flows. The fresh-start accounting principles pursuant to SOP 90-7 provide, among other things, for us to determine the value to be assigned to the assets of reorganized iPCS, Inc. as of the confirmation date, assuming no significant contingencies precedent to emergence.

        Under fresh-start accounting, our reorganization equity value was allocated to our assets and liabilities based on their respective fair values in conformity with the purchase method of accounting for business combinations.

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after June 15, 2003, although certain aspects of SFAS No. 150 have been deferred. SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity must be classified and measured. SFAS No. 150 requires that a financial instrument that is within its scope be classified as a liability, or an asset in some circumstances. The adoption of the applicable aspects of SFAS No. 150 did not have a material impact on our financial position, results of operations, or cash flows.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement of 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for hedging of contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and did not have a material impact on our results of operations, financial position or cash flows.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which was amended as of December 31, 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. This interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The interpretation is generally effective for interim periods ending after December 15, 2003 for all variable interests in variable interest entities created prior to January 31, 2003. The adoption of Interpretation No. 46 did not have a material impact on our financial position, results of operations or cash flows.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002. The recognition of a liability does not apply for guarantees issued between either a parent and its subsidiaries or corporations under common control. However, the disclosure provisions of Interpretation No. 45 do apply. iPCS Wireless, Inc. which is a wholly owned subsidiary of iPCS, Inc. and iPCS Equipment, Inc., which is a wholly owned indirect subsidiary of iPCS, Inc., have unconditionally and joint and severally guaranteed the senior notes. The adoption of Interpretation No. 45 did not have a material impact on our financial position, results of operations, or cash flows.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." EITF No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on October 1, 2002. There was no material impact on adoption.

Consolidated Results of Operations

For the Period Ended September 30, 2004, the Period Ended July 1, 2004 and the Year Ended September 30, 2003

        In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", we adopted fresh start accounting as of July 1, 2004, and our emergence from Chapter 11 resulted in a new reporting entity. The periods as of and prior to July 1, 2004 have been designated "Predecessor Company" and the periods subsequent to July 1, 2004 have been designated as "Successor Company". Under fresh start accounting, our reorganization equity value was allocated to the assets and liabilities based on their respective fair values and was in conformity with SFAS No. 141 "Business

Combinations". As a result of the implementation of fresh start accounting, our financial statements after the effective date are not comparable to our financial statements for prior periods.

        Subscriber Additions.    For the period ended September 30, 2004 and the period ended July 1, 2004, we provided personal communication services to approximately 240,500 and 233,000 subscribers in all our markets, respectively. For the year ended September 30, 2003, we provided personal communication services to approximately 220,100 subscribers. For the period ended September 30, 2004, the period ended July 1, 2004, and the year ended September 30, 2003, we added approximately 7,500, 12,900, and 4,400 net subscribers, respectively, in all our markets. After our Chapter 11 bankruptcy filing in February 2003, we closed stores and cancelled distribution agreements with local agents in order to limit new activations as a means to conserve cash. Throughout 2004, we have been slowly ramping up our growth in new subscriber additions.

        Churn.    Churn for the periods ended September 30, 2004 and July 1, 2004, was 2.9% and 2.7%, respectively. Churn for the year ended September 30, 2003 was 3.4%. The higher churn rate in 2003 was due to a higher percentage of sub-prime customers we were adding prior to our Chapter 11 bankruptcy filing in February 2003.

        Average Revenue Per User.    ARPU was $53.43 and $53.04 for the period ended September 30, 2004 and the period ended July 1, 2004, respectively. ARPU was $53.36 for the year ended September 30, 2003. Our overall ARPU has remained relatively constant in 2004 although the components are changing. For the year ended September 30, 2003, our minutes over plan revenue per user was $8.71 and our data revenue was $1.17. For the periods ended July 1, 2004 and September 30, 2004, minutes over plan revenue per user was $6.10 and $6.08, respectively, and data revenue per user was $2.86 and $4.38, respectively, for these same periods. We expect this trend of growth in data revenues offset with lower minutes over plan revenue to continue in the future.

        Cost Per Gross Addition.    For the period ended September 30, 2004, the period end July 1, 2004, and the year ended September 30, 2003, CPGA was $368, $378 and $345, respectively. The increased CPGA in 2004 was due to higher costs we incurred as we started to ramp up our growth of new additions.

Revenues.

  •
  Service Revenue.    Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes over plan, long distance, travel and roaming usage charges, other feature revenues and late payment fee and early cancellation fee revenues. Deductions for billing adjustments and promotional credits are recorded as a reduction to service revenue. For the period ended September 30, 2004 and the period ended July 1, 2004, service revenue totaled $37.9 million and $107.1 million, respectively. For the year ended September 30, 2003, service revenue totaled $145.2 million.

  •
  Roaming Revenue.    Roaming revenue is comprised of revenue we receive from Sprint PCS and other wireless subscribers that roam onto our network. We receive revenue on a per minute basis for voice traffic and per kilobyte basis for data traffic when subscribers other than ours use our network. We also receive toll revenue for any roaming long distance calls made on our network. The reciprocal roaming rate arrangement we have with Sprint PCS for inbound and outbound roaming relative to Sprint PCS subscribers was $0.10 per minute for voice charges effective January 1, 2002, which dropped to $0.058 effective January 1, 2003 and to $0.041 per minute effective January 1, 2004. Pursuant to the most recent amendment of our affiliation agreements with Sprint PCS that was effective April 1, 2004, this rate increased to $0.058 per minute. For data traffic, this rate was $0.0055 per kilobyte in 2002, $0.0013 in 2003 and $0.0020 in 2004. For the periods ended September 30, 2004 and July 1, 2004, and the year ended

    September 30, 2003, roaming revenue from Sprint PCS and the other PCS Affiliates of Sprint totaled $14.4 million, $29.7 million, and $35.8 million, respectively. Roaming revenue from other wireless subscribers, including reseller revenue, was $1.4 million and $4.8 million for the periods ended September 30, 2004 and July 1, 2004, respectively. Roaming revenue from other wireless subscribers was $8.5 million for the year ended September 30, 2003.

  •
  Equipment and Other Revenue.    Equipment revenue is derived from the sale of handsets and accessories to new customers and current customers who want to upgrade their handsets from our retail and local distribution channels, net of sales incentives, rebates and an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days after the date of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us; however, when used handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS which is less than what we originally paid for the handset. Handset revenue was $1.5 million and $3.8 million for the period ended September 30, 2004 and the period ended July 1, 2004 respectively. For the year ended September 30, 2003, handset revenue was $4.4 million. Other revenue which consists mostly of tower leasing revenue was $0.2 million, $0.4 million and $0.4 million for the period ended September 30, 2004, the period ended July 1, 2004, and the year ended September 30, 2003, respectively.

        Cost of Service and Roaming.    Cost of service and roaming includes network operations expense, roaming expense relating to when our subscribers roam either on other Sprint PCS networks or other wireless carriers' networks, back-office customer services provided by Sprint PCS, the provision for doubtful accounts, long distance expense and the 8% affiliation fee due to Sprint PCS for collected revenues. Network operations expenses include salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost of our subscribers using Sprint PCS and other wireless carriers' networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under "—Roaming Revenue." Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. For the period ended September 30, 2004, the period ended July 1, 2004, and the year ended September 30, 2003, cost of service and roaming was $29.1 million, $83.2 million, and $130.1 million, respectively. We decommissioned one of our switches and completed a least-cost routing analysis and redesign of our transport and facility infrastructure in June 2004. These two initiatives will result in savings that will reduce our comparable network operating costs in the future.

        At September 30, 2004 and July 1, 2004, our network consisted of 669 and 662 cell sites, respectively. As of July 1, 2004 and September 30, 2004, we had two switches in operation. For the year ended September 30, 2003, our network consisted of 646 cell sites and three switches. We had 56 employees performing network operations at both September 30, 2004 and July 1, 2004, and 55 employees performing network operations at September 30, 2003.

        Cost of Equipment.    Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment for the periods ended September 30, 2004 and July 1, 2004, was $5.6 million and $12.8 million, respectively. Cost of equipment for the fiscal year ended September 30, 2003 was $11.8 million. In 2004, we incurred additional costs for equipment as we implemented an upgrade policy for our current customers to help to reduce churn.

        Selling and Marketing.    Selling and marketing costs include the costs to operate our retail stores, advertising and promotional expenses, commissions and equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint controlled channels.

Selling and marketing expenses for period ended September 30, 2004 and the period ended July 1, 2004 were $8.0 million and $21.0 million respectively. Selling and marketing expenses for the fiscal year ended September 30, 2003 was $27.3 million. Subsequent to our Chapter 11 filing in February 2003, as a means to conserve cash, we limited the amount of advertising costs we incurred to acquire new customers. In 2004, we have increased our advertising expense as we are slowly returning to a subscriber growth mode.

        General and Administrative.    For the periods ended September 30, 2004 and July 1, 2004, general and administrative expenses were $1.7 million and $3.6 million, respectively. For the year ended September 30, 2003, general and administrative expenses were $5.5 million. General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense and other professional expenses. In 2003, general and administrative expenses also included fees totaling $1.1 million for services provided by AirGate Service Company. By September 30, 2003, we had cancelled all services provided by AirGate Service Company and had hired additional personnel to handle these responsibilities.

        Reorganization Income (Expense).    Reorganization income for the period ended July 1, 2004 totaled $60.8 million. Reorganization income or expense consists of those items incurred as a direct result of our Chapter 11 filing as well as the effects of fresh-start accounting adopted on July 1, 2004. Included in reorganization income for the period ended July 1, 2004 was the following:

  •
  $2.3 million of expense for the write-off of the unamortized financing fees related the senior credit facility paid in full as part of the approved Plan of Reorganization,

  •
  $2.6 million of compensation expense related to the grant of stock and stock unit awards to the Chief Restructuring Officer in compensation for his successful completion of the reorganization,

  •
  $1.4 million of costs related to the disposal of assets and lease rejection damages,

  •
  $12.8 million of professional fee and other expenses related to the reorganization, and

  •
  $79.9 million of restructuring income which was the result of fresh-start accounting and the revaluation of our assets and liabilities to their fair value

For the year ended September 30, 2003, reorganization expense totaled $31.1 million. Included in this total was $15.2 million to adjust the senior discount notes to their estimated claim value and $5.5 million for the write-off of remaining deferred financing costs related to the senior discount notes. In addition in fiscal 2003, $8.4 million of professional fees related to the reorganization were recorded and $2.0 million was recorded for lease rejection damages, severance and property write-offs.

        Non-cash stock compensation expense.    For the period ended September 30, 2004, we recorded $22,000 of non-cash stock compensation expense related to the restricted stock grants to employees as part of the one million shares reserved for employees and directors under a long-term incentive plan as part of our plan of reorganization. There was no non-cash stock compensation expense for the period ended July 1, 2004 or the year ended September 30, 2003.

        Depreciation and Amortization.    For the period ended September 30, 2004, the period ended July 1, 2004, and the year ended September 30, 2003, depreciation and amortization expense totaled $11.8 million, $28.6 million, and $40.5 million, respectively. Of these amounts, amortization of intangibles totaled $3.1 million, $0.0 million, and $3.3 million for these same periods respectively. At September 30, 2003, the remaining value of our intangible assets was fully amortized. As a result of fresh-start accounting, all our assets were revalued and we recorded $81.9 million of new intangibles that are being amortized over their remaining lives.

        Interest Income.    For the period ended September 30, 2004, the period ended July 1, 2004 and the year ended September 30, 2003, interest income totaled $0.3 million, $0.3 million, and $0.1 million, respectively.

        Interest Expense.    For the period ended September 30, 2004 and the period ended July 1, 2004, interest expense was $5.4 million and $10.1 million respectively. For the fiscal year ended September 30, 2003, interest expense was $20.3 million. Interest expense in 2003 included interest on our senior credit facility and interest on senior discount notes through our Chapter 11 filing in February 2003. For the periods ended July 1, 2004, and September 30, 2004, we recorded interest expense on our outstanding balance of our senior credit facility that was paid off in full as part of our plan of reorganization and on the $165.0 million of senior notes that were issued in April 2004.

        Cancellation of Debt    For the period ended July 1, 2004, we recorded income of $132.0 million for the cancellation of debt that resulted from the discharge of our unsecured creditor claims in exchange for equity in the reorganized company upon our emergence from bankruptcy.

        Net Income (Loss).    Net loss for the period ended September 30, 2004 was $6.0 million. For the period ended July 1, 2004, we recorded net income of $179.6 million as a result of $60.8 million of reorganization income and $132.0 million of cancellation of debt income as mentioned above. For the year ended September 30, 2003, our net loss was $72.9 million.

For the Year Ended September 30, 2003 compared to the Year Ended September 30, 2002

        Subscriber Additions.    As of September 30, 2003, we had approximately 220,100 subscribers compared to approximately 215,700 subscribers as of September 30, 2002. During the year ended September 30, 2003, we added approximately 4,400 net subscribers in all our markets compared to approximately 85,300 during the year ended September 30, 2002. The decrease in net subscribers acquired during the year ended September 30, 2003 was due to increased competition from other wireless carriers and a reduced number of retail stores and local third party distributors due to the closing of stores and canceling of agreements with under-performing distributors during 2003. In addition, to improve the credit quality of our subscriber base, in February 2003 we reinstituted a $250 subscriber deposit requirement for credit-challenged subscribers.

        Churn.    Churn for the year ended September 30, 2003 was 3.4% versus 3.0% for the year ended September 30, 2002. Increased competition in the wireless sector and the decreased credit quality of our subscribers that were added during 2002 were the principal reasons for the increase in our churn rate.

        Average Revenue Per User.    ARPU was $53.36 for the year ended September 30, 2003 compared to $54.95 for the year ended September 30, 2002. The decrease was attributable to lower minutes over plan revenues.

        Cost Per Gross Addition.    CPGA was $345 for the year ended September 30, 2003, a decrease of $36 from the $381 for the year ended September 30, 2002. The closing of 15 retail stores, and a reduction in advertising expenses were the principal reasons for the decrease in CPGA.

Revenues.

  •
  Service Revenue.    For the year ended September 30, 2003, service revenue totaled $145.2 million compared to $116.2 million for the same period in 2002. A higher average subscriber base accounted for most of the service revenue increase in 2003. Offsetting the increase in revenue from the higher subscriber base was a decrease in our minutes over plan revenue of $1.4 million. In late 2002, Sprint introduced a PCS to PCS plan feature in which subscribers received unlimited quantities of minutes for little or no additional cost for any calls made from one Sprint PCS subscriber to another.

  •
  Roaming Revenue.    For the year ended September 30, 2003, roaming revenue from Sprint PCS totaled $35.8 million compared to $42.7 million in the year ended September 30, 2002. Despite the decrease in the roaming rate from Sprint PCS from 2002 to 2003, roaming minutes from Sprint PCS increased from 316.1 million for the year ended September 30, 2002 to 459.0 million for the year ended September 30, 2003. The increase in minutes is the result of a larger subscriber base for Sprint PCS and its other PCS Affiliates using our network as well as a larger coverage area in our markets in 2003 compared to 2002. Roaming revenue from non-Sprint subscribers was $8.5 million for the year ended September 30, 2003 compared to $4.6 million in the same period in 2002. The increase in revenue was due to increased roaming traffic on our network as a result of our roaming agreement signed by Sprint with Verizon Wireless, which benefited our network in our Michigan markets. Roaming minutes for the year ended September 30, 2003 were 56.1 million minutes compared to 26.4 million minutes in the year ended September 30, 2002. The average per minute roaming rate decreased from $0.18 for the year ended September 30, 2002 versus $0.15 for the same period in 2003.

  •
  Equipment and Other Revenue.    For the year ended September 30, 2003 and 2002, equipment and other revenue was $4.8 million and $6.9 million, respectively. The decrease in equipment revenue in the year ended September 30, 2003 was due to lower sales of equipment related to fewer subscriber activations compared to the same period in 2002.

        Cost of Service and Roaming.    For the year ended September 30, 2003, cost of service and roaming was $130.1 million compared to $128.5 million for the year ended September 30, 2002. The increase in cost of service was offset by reduced roaming expenses of $4.4 million due to the reduction of rates as described previously in "—Roaming Revenue" and reduced bad debt expenses of $4.2 million which were the result of a tighter credit policy for new subscribers. In addition, customer service expenses were $7.2 million higher in the year ended September 30, 2003 compared to September 30, 2002 due principally to the increase in additional back office fees charged by Sprint and subscriber retention costs for handset upgrades in Sprint-controlled channels such as RadioShack and Best Buy.

        At September 30, 2003, our network consisted of 646 cell sites and three switches compared to 633 cell sites and three switches at September 30, 2002. We had 55 employees performing network operations at September 30, 2003 and at September 30, 2002.

        Cost of Equipment.    Cost of equipment decreased $8.7 million to $11.8 million for the year ended September 30, 2003 compared to $20.5 million for the year ended September 30, 2002. The decrease was in part due to lower average handset costs in 2003 as well as lower gross adds.

        Selling and Marketing.    Selling and marketing expenses for the year ended September 30, 2003 were $27.3 million compared to $44.7 million in the year ended September 30, 2002, a reduction of $17.4 million. The decrease was due to lower gross additions in 2003 that resulted in lower sales commissions of $3.8 million and lower handset subsidies and rebates from Sprint-controlled channels of distribution being paid of $2.0 million. In addition, due to the closing of 15 stores and other personnel reductions that occurred earlier in 2003, salaries and retail store-related operating costs resulted in reduced selling and marketing expenses of $2.6 million. Advertising and promotion costs were also $7.5 million lower in the year ended September 30, 2003 compared to September 30, 2002.

        General and Administrative.    For the year ended September 30, 2003 general and administrative expenses were $5.5 million compared to $24.9 million in the year ended September 30, 2002. The largest reduction of general and administrative costs in 2003 compared to 2002 was due to $18.4 million of costs incurred related to our acquisition by AirGate in November 2001. In addition, in fiscal year 2002 compared to fiscal year 2003, we incurred higher consulting expenses of $0.6 million, higher office-related expenses of $0.7 million, and higher legal, audit, tax and other fees of $0.7 million. These increases were offset with lower insurance expense of $0.7 million and lower AirGate Service Company expenses of $0.4 million in fiscal year 2002 compared to fiscal year 2003.

        Reorganization Expenses.    Reorganization expenses for the year ended September 30, 2003 totaled $31.1 million. Reorganization expenses consist of expenses incurred or accrued as a direct result of our Chapter 11 filing, $8.4 million related to professional fees and other costs related to the reorganization, $2.0 million related to the closing of 15 of our retail stores, and $20.7 related to the write-off of unamortized discounts and debt financing costs of our existing senior discount notes.

        Non-cash Stock Compensation Expense.    Non-cash stock compensation expense was $4.0 million for the year ended September 30, 2002. We applied the provisions of APB Opinion No. 25 and related interpretations in accounting for our stock option plans. Unearned stock compensation was recorded for the difference between the exercise price and the fair market value of our common stock at the date of the grant and was recognized as non-cash stock compensation expense in the period in which the related services were rendered. All stock options became fully vested at the time of our acquisition by AirGate and, therefore, all unearned stock compensation at November 30, 2001 was recognized as expense.

        Depreciation and Amortization.    For the year ended September 30, 2003, depreciation and amortization expense totaled $40.5 million compared to $37.6 million for the year ended September 30, 2002. The increase was due to additional fixed assets placed in service in fiscal year 2003.

        Loss on Disposal of Equipment.    As a result of our acquisition by AirGate on November 30, 2001, AirGate's management proposed changes to our business plan with respect to our network build-out and retail stores. Accordingly, the carrying value of the property and equipment associated with identified locations affected by the new business plan were adjusted to their fair value. These adjustments resulted in a loss on the disposal of equipment of $6.3 million for the year ended September 30, 2002.

        Impairment of Goodwill.    In accordance with the provisions of SFAS No. 142, we performed our first annual assessment of goodwill impairment as of September 30, 2002. The results of this assessment indicated that goodwill was impaired and we recorded an impairment charge of $8.1 million at September 30, 2002. This impairment charge reduced the carrying value of goodwill to zero.

        Impairment of Property and Equipment.    For the year ended September 30, 2002, we recorded an asset impairment of $29.4 million due to a significant reduction in the value of our business as well as a generally weak secondary market for telecommunications equipment.

        Impairment of Intangible Assets.    For the year ended September 30, 2002, we recorded an impairment of intangible assets of $23.6 million for the assets related to our right to provide services under affiliation agreements and the subscriber base we acquired from Sprint in January 2001 in the Iowa City and Cedar Rapids, Iowa markets.

        Interest Expense.    For the years ended September 30, 2003 and 2002, interest expense was $20.3 million and $26.2 million, respectively. Due to the discontinuation of the accretion of the discount and interest relating to our existing senior discount notes as of the date of our Chapter 11 filing on February 23, 2003, interest expense on our existing senior discount notes decreased by $8.9 million in the year ended September 30, 2003, compared to the year ended September 30, 2002. Offsetting this decrease was higher interest expense of $3.0 million on our senior secured credit facility in the year ended September 30, 2003, due to higher interest rates and a higher average balance outstanding throughout fiscal year 2003.

        Cumulative Effect of a Change in Accounting Principle.    In connection with our acquisition by AirGate, we changed our method of amortizing interest expense on our existing senior discount notes effective as of October 1, 2001. While our previous method of accounting was in accordance with GAAP, we believed it was preferable to use the same methodology as AirGate which was also in accordance with GAAP. The cumulative effect of this change in accounting for the periods through September 30, 2001, was a reduction in the carrying value of our existing senior discount notes of $4.3 million along with a corresponding decrease in our net loss. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," the change in accounting principle has been reflected as a cumulative change in accounting principle effective as of October 1, 2001.

        Net Loss.    Our net loss for the year ended September 30, 2003 of $72.9 million was $105.5 million lower than our net loss of $178.4 million for the year ended September 30, 2002. In 2002, we recorded $61.1 million of property, goodwill and intangible asset impairments. In addition, 2002 included $4.0 million of non-cash stock compensation expense and $6.3 million of loss on disposals related to changes to our business plan as a result of our acquisition by AirGate in November 2001. Lower subscriber growth in 2003 also contributed to lower selling and marketing expenses and cost of equipment totaling $25.8 million in the year ended September 30, 2003, compared to the year ended September 30, 2002.

Reconciliation of Non-GAAP Financial Measures (All Revenues and Expenses in Thousands)

        We utilize certain financial measures that are not calculated in accordance with GAAP to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The non-GAAP financial measures discussed in "—Consolidated Results of Operations" are ARPU and CPGA. A description of each of these non-GAAP financial measures is provided in "—Definition of Operating Metrics." The following tables reconcile the non-GAAP financial measures with our consolidated financial statements presented in accordance with GAAP, excluding subscriber data.

	Predecessor Company	Successor Company
	For the Period Ended July 1, 2004	For the Period Ended September 30, 2004
ARPU
Service revenue	$107,097	$37,909
Average subscribers	224,334	236,505
ARPU	$53.04	$53.43
	Predecessor Company
	For the Year Ended September 30, 2002	For the Year Ended September 30, 2003
ARPU
Service revenue	$116,187	$145,249
Average subscribers	176,198	226,859
ARPU	$54.95	$53.36

        ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenues.

	Predecessor Company	Successor Company
	For the Period Ended July 1, 2004	For the Period Ended September 30, 2004
CPGA
Selling and Marketing:	$20,976	$7,996
plus: Activation costs included in cost of service and roaming	1,070	(471)
plus: Equipment costs, net of cost of upgrades	9,669	4,828
less: Equipment revenue, net of upgrade revenue	(3,179)	(1,193)

CPGA costs	$28,536	$11,160

Gross adds	75,395	30,307
CPGA	$378	$368
	Predecessor Company
	For the Year Ended September 30 2002	For the Year Ended September 30, 2003
CPGA
Selling and Marketing:	$44,727	$27,343
plus: Activation costs included in cost of service and roaming	1,034	1,530
plus: Equipment costs, net of cost of upgrades	20,043	10,500
less: Equipment revenue, net of upgrade revenue	(6,310)	(3,610)

CPGA costs	$59,494	$35,763

Gross adds	156,075	103,592
CPGA	$381	$345

        CPGA is utilized by most wireless companies to determine their cost to acquire a new subscriber. CPGA is used by analysts and investors to compare us to other wireless companies. We use CPGA to evaluate past selling performance, the success of specific promotions and as a basis to determine the amount of time we must retain a new subscriber before we recover this cost. In addition, we use CPGA as a basis for budgeting.

Liquidity and Capital Resources

        As of September 30, 2004, we had $57.8 million in cash and cash equivalents compared to $17.7 million at September 30, 2003.

        With the net proceeds from the offering of the senior notes and subject to our ability to manage subscriber growth and achieve operating efficiencies, cash and cash equivalents, combined with cash flows from operations, are expected to be sufficient to fund any operating losses and working capital and to meet capital expenditure needs and debt service requirements for the foreseeable future.

Net Cash Flows from Operating Activities

        For the periods ended September 30, 2004 and July 1, 2004, we generated $2.4 million and $18.9 million, respectively, in operating cash flow. The net cash flows generated from operating activities for the period ended September 30, 2004 were due to lower net losses offset with an unfavorable change in working capital. For the period ended July 1, 2004 the net cash flows generated from operating activities were due to favorable changes in working capital coupled with a lower net loss excluding cancellation of debt income and non-cash reorganization expenses.

        For the year ended September 30, 2003, we generated $5.7 million in operating cash flows. The generation of operating cash flows was primarily due to lower net operating losses after adjustments for non-cash items coupled with a favorable adjustment related to the provisions for bad debts offset with unfavorable working capital adjustments.

Net Cash Flows from Investing Activities

        Cash flows used for investing activities for the period ended September 30, 2004 totaled $3.2 million and included capital expenditures of $0.6 million for new site construction, $1.8 million for 1xRTT capacity and upgrade equipment, $0.9 million for switch and site capacity equipment and $0.1 million for computer and IT related capital purchases. Offsetting the $3.4 million of capital expenditures was $0.2 million of receipts from the sale of assets.

        For the period ended July 1, 2004, cash flows used for investing activities totaled $8.5 million and included $4.1 million in switch capital expenditures mainly for the purchase and installation of equipment for our switching center at the Davenport, Iowa switch location. This additional equipment was necessary to add capacity in order to accommodate the movement of cell traffic away from our Gridley, Illinois switch which we decommissioned in June, 2004. We also incurred $2.3 million of capital expenditures to upgrade and add capacity to portions of our network to 1xRTT and we incurred $2.1 million of capital expenditures to add fifteen additional cell sites to our network.

        Cash flows used for investing activities totaled $13.3 million for the year ended September 30, 2003 and related primarily to capital expenditures made to increase coverage and capacity of our network as well as to upgrade portions of our network to 1xRTT.

Net Cash Flows from Financing Activities

        For the period ended September 30, 2004, cash flows used for financing activities totaled $131.8 million and included $126.6 million for the payoff of the remaining balance of our senior credit facility. In addition we incurred costs of $5.3 million related to the new senior notes issued as part of our plan of reorganization.

        For the period ended July 1, 2004, cash flows from financing activities totaled $162.4 million. Proceeds from the new senior notes offering in April, 2004 totaled $165.0 million. Offsetting this were issuance costs related to these notes of $1.5 million and $1.1 million of additional principal payments made to our senior secured lenders under the cash collateral order.

        For the year ended September 30, 2003, cash flows used for financing activities was $2.3 million, which was mainly principal reduction payments made to our senior secured lenders under the cash collateral order.

Tower Sale Leasebacks

        On September 8, 2004, we signed an agreement with TCP Communications, LLC whereby we agreed to sell up to 92 of our owned towers to TCP Communications. The towers are priced individually and the sale of all 92 towers would provide us with gross proceeds of approximately $16.5 million. After the sale, we will lease space on the towers sold to TCP Communications at rates and terms consistent with that of our existing leases with our landlords. The transaction is expected to close in several installments during calendar year 2004 and the first half of 2005 and is subject to exclusion of towers by TCP Communications based on its due diligence and other customary closing conditions. On November 9, 2004, we had the initial closing of 51 tower sites which provided gross proceeds of approximately $9.0 million.

Off-Balance Sheet Arrangements

        Other than operating lease commitments discussed in the notes to our audited consolidated financial statements included as a separate section of this annual report on Form 10-K, we have no off-balance sheet arrangements that would have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

        On October 1, 2003, AT&T filed an administrative proof of claim in the amount of $5.1 million for services provided to us from February 23, 2003 through June 24, 2003, and a pre-petition proof of claim in the amount of $1.7 million for services provided to us prior to our Chapter 11 filing, both of which claims we dispute. In connection with our Plan of Reorganization, we agreed to deposit $0.7 million in escrow pending resolution of both of these disputed claims.

        On August 31, 2004, AT&T filed a cure claim for $4.1 million, contending that $1.5 million of the amount set forth in the pre-petition proof of claim, and $2.5 million of the amount set forth in the administrative proof of claim are presently due in cash as cure amounts resulting from an alleged assumption arising from the confirmation of our Plan of Reorganization, which we also dispute. Also on August 31, 2004, AT&T amended its administrative proof of claim originally filed on October 1, 2003, by reducing it from $5.1 million to $2.6 million. If AT&T's claims are allowed as valid, AT&T would have a $0.2 million pre-petition claim payable in stock under our Plan of Reorganization, with the remaining claims (both cure and administrative) payable in $6.6 million of cash.

        Both the administrative and pre-petition claims between AT&T and us have been consolidated in claims proceedings pending before the Bankruptcy Court. On September 30, 2004, we filed a response to the cure claim requesting that our dispute on the cure claim be consolidated with the administrative and pre-petition claim dispute. We are currently in the discovery stage of the proceedings with respect to the administrative and pre-petition claims. If we cannot reach a settlement regarding these disputes after discovery, the Bankruptcy Court will determine the outcome. In the event that our response to the cure claim is denied or that the Bankruptcy Court does not find in our favor if a settlement is not reached with AT&T we believe we will have sufficient resources to fund any potential claim. We believe the accompanying consolidated financial statements adequately reflect our obligations to AT&T for these services provided.

        The costs for the services provided by Sprint PCS under our service agreements with Sprint PCS relative to billing, customer care and other back-office functions for the periods ended September 30, 2004 and July 1, 2004 totaled approximately $5.3 million and $12.9 million, respectively. Because we incur the majority of these costs on a per subscriber basis which is fixed until the end of December 2006 and after which will be adjusted by Sprint PCS based on a formula related to Sprint PCS' costs to provide the services, we expect the aggregate cost for such services to increase as the number of our subscribers increases after December 2006. Sprint PCS may terminate any service provided under such agreements upon nine months' prior written notice, but if we would like to continue receiving such service, Sprint PCS has agreed that it will assist us in developing that function internally or locating a third-party vendor that will provide that service. Although Sprint PCS has agreed in such an event to reimburse us for expenses we incur in transitioning to any service internally or to a third-party, if Sprint PCS terminates a service for which we have not developed or are unable to develop a cost-effective alternative, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted. We do not currently have a contingency plan if Sprint PCS terminates a service we currently receive from it.

        We operate with negative working capital related to amounts owed to Sprint PCS. Each month we pay Sprint PCS amounts relating to: (i) roaming expense, (ii) the 8% affiliation fee, (iii) costs for customer support and billing, (iv) handsets purchased from Sprint PCS, (v) reimbursements for commissions paid to national third party retailers such as RadioShack and Best Buy, (vi) reimbursement for subsidies related to handsets sold by national third party retailers, and (vii) wholesale long distance expense that we incur when either our customers, other Sprint PCS customers or another wireless service provider's customers make long distance calls on our network. A reduction in the amounts we owe Sprint PCS may result in a greater use of cash for working capital purposes than our business plan currently projects.

        We may not be able to access the credit or equity markets for additional capital if the liquidity discussed above is not sufficient for the cash needs of our business. We continually evaluate options for additional sources of capital to supplement our liquidity position and maintain maximum financial flexibility. If the need for additional capital arises due to our actual results differing significantly from our business plan or for any other reason, we may be unable to raise additional capital.

Contractual Obligations

        We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the senior notes, capital leases and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future minimum contractual cash obligations for the next five years and in the aggregate at September 30, 2004, are as follows (dollars in thousands):

	Payments Due by Period
	Year Ended September 30,
	Total	2005	2006	2007	2008	2009	Thereafter
Senior notes(1)	$165,000	$—	$—	$—	$—	$—	$165,000
Operating leases(2)	48,826	12,118	9,401	7,258	6,498	5,947	7,604
Capital lease obligations	858	59	61	64	66	69	539

Total	$214,684	$12,177	$9,462	$7,322	$6,564	$6,016	$173,143

(1)
Does not include interest payment obligations.

(2)
Does not include payments due under renewals to the original lease terms.

        The senior notes contain covenants which restrict our ability to incur additional indebtedness, merge, pay dividends, dispose of our assets, and certain other matters as defined in the indenture. In addition, the senior notes:

  •
  rank pari passu in right of payment with all our existing and future unsecured senior indebtedness;

  •
  rank senior in right of payment to all our future subordinated indebtedness; and

  •
  are unconditionally guaranteed by iPCS Wireless, Inc., iPCS Equipment, Inc. and any new domestic restricted subsidiaries of ours.

        However, the senior notes are subordinated to all our secured indebtedness to the extent of the assets securing such indebtedness, and to any indebtedness of our subsidiaries that do not guarantee the new senior notes.

        Interest is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2004 to the holders of record on the immediately preceding April 15 and October 15. At any time prior to May 1, 2007, we may redeem up to 35% of the aggregate principal amount of the senior notes at a redemption price of 111.50% of the principal amount thereof, plus accrued and unpaid interest, and liquidated damages (as defined in the indenture), if applicable, to the redemption date with the net cash proceeds of a sale of our equity interests or a contribution to our common equity capital; provided that:

  •
  at least 65% of aggregate principal amount of senior notes originally issued remains outstanding immediately after the redemption; and

  •
  the redemption occurs within 45 days of the date of the closing of such sale of equity interests or contribution.

        Except pursuant to the preceding paragraph, the senior notes will not be redeemable at our option prior to May 1, 2008.

        On or after May 1, 2008, we may redeem all or a part of the senior notes issued under the indenture upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, on the senior notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on May 1 of the years indicated below, subject to the rights of holders of senior notes on the relevant record date to receive interest on the relevant interest payment date:

Year	Percentage
2008	105.750%
2009	102.875%
2010 and thereafter	100.000%

        Upon a change of control as defined in the indenture, we will be required to make an offer to purchase the senior notes at a price equal to 101% of the aggregate principal amount of senior notes repurchased plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

        In addition, on November 22, 2004, we signed a letter of agreement with Nortel Networks to replace our Lucent network equipment currently deployed in our Michigan markets with Nortel equipment including one switch, 232 base stations, various additional capacity growth and network equipment. Under the terms of the agreement, we have agreed to purchase equipment totaling $15.2 million and will receive special pricing on future purchases through December 31, 2007.

Seasonality

        Our business is subject to seasonality because the wireless telecommunications industry historically has been heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher subscriber additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of available financial resources during this period.

Inflation

        We believe that inflation has not had a significant impact in the past and is not likely to have a significant impact in the foreseeable future on our results of operations.

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

        During 2004 and 2003, we experienced overall declining net subscriber growth compared to previous periods. This trend is attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry as well as the implementation of a tighter credit policy that decreased the number of sub-prime activations. In addition, as a means to conserve cash in 2003, we closed 15 company-owned retail stores and cancelled 21 agreements with local third party distributors, thereby reducing our retail presence in a number of our markets.

        We may continue to experience higher costs to acquire subscribers. For the period ended September 30, 2004 and the period ended July 1, 2004, our CPGA was $368 and $378 respectively per activation compared to $345 per activation for the year ended September 30, 2003. In fiscal 2003, as a means to conserve cash, we spent less per new subscriber in advertising and equipment subsidies than we spent in 2004. To accelerate our subscriber growth, we are offering more aggressive handset promotions and spending more in advertising to acquire new customers than we did in 2003. With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

        As we seek to accelerate our subscriber growth, we will incur significant upfront subscriber acquisition expenses (including the customer handset subsidy, commissions and promotional expenses) that initially will result in increased losses and reduced levels of cash flows from operating activities as compared to our most recent prior periods. Alternatively, we may not be able to sustain our planned growth in subscribers or obtain sufficient revenue to achieve and sustain profitability. Net subscriber growth was approximately 7,500 and 12,900 subscribers in all our markets for the periods ended September 30, 2004 and July 1, 2004 respectively. For the fiscal year ended September 30, 2003 we added 4,400 net subscribers in all our markets. If the current trend of net subscriber growth does not improve and we are not able to achieve our planned subscriber growth, it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve positive free cash flow, which in turn will have a negative effect on capital resources. In addition, to the extent our subscriber growth includes a higher percentage of sub-prime credit subscribers, our churn and bad debt expense may increase.

        We may experience a higher churn rate. Our average subscriber monthly churn (net of deactivations that take place within 30 days of the activation date) for the period ended September 30, 2004 was 2.9% compared to 2.7% for the period ended July 1, 2004 and 3.4% for the year ended September 30, 2003. In 2003, our churn rate was the highest we had experienced to date due to a significantly higher number of involuntary deactivations relating to sub-prime credit subscribers. A tighter credit policy implemented in mid-2003 decreased the number of sub-prime activations which helped to reduce churn but it also contributed to the overall smaller subscriber growth than we had experienced in the past. If churn increases over the long-term, we would lose the cash flows attributable to these subscribers and have greater-than-projected losses.

        We may incur significant wireless handset subsidy costs for existing subscribers who upgrade to a new handset. As our subscriber base matures and technological innovations occur, more existing subscribers will begin to upgrade to new wireless handsets for which we subsidize the cost to the subscriber. We incurred net upgrade costs of approximately $1.1 million, $3.6 million and $4.7 million associated with wireless handset upgrade costs for the periods ended September 30, 2004, July 1, 2004, and the year ended September 30, 2003, respectively. We have limited historical experience regarding the adoption rate for wireless handset upgrades. If more subscribers upgrade to new wireless handsets than we project, near term EBITDA and cash flows would be lower than projected.

Risks Related to Our Business, Strategy and Operations

Our substantial leverage could adversely affect our ability to incur additional indebtedness if needed and could negatively affect our ability to service our debt.

        We are highly leveraged. As of September 30, 2004, our total outstanding debt, including capital lease obligations, was approximately $165.4 million. Such indebtedness represented approximately 65.0% of our total capitalization. The indenture that governs our senior notes permits us and our subsidiaries to incur additional indebtedness subject to certain limitations, which could further exacerbate the risks associated with our leverage. If we incur additional indebtedness that ranks equally with the senior notes, the holders of that debt will be entitled to share ratably with the holders of the senior notes, respectively, in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us.

        Our substantial indebtedness could adversely affect our financial health by, among other things:

  •
  increasing our vulnerability to adverse economic conditions;

  •
  limiting our ability to obtain any additional financing we may need to operate, develop and expand our business;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  requiring us to dedicate a substantial portion of any cash flow from our operating activities to service our debt, which reduces the funds available for operations and future business opportunities; and

  •
  potentially making us more highly leveraged than our competitors, which could decrease our ability to compete in our industry.

        The ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms in a timely manner or at all. The indenture that governs the senior notes limits our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of the senior notes and our ability to repay our obligations under such notes.

We recently emerged from bankruptcy and we have a history of net losses. We may incur additional losses in the future, and our operating results could fluctuate significantly on a quarterly and annual basis which could negatively affect our stock price.

        We emerged from bankruptcy on July 20, 2004. Prior to our emergence from bankruptcy and the implementation of fresh-start accounting, we had a net accumulated deficiency of $393.5 million. Our future operating profitability and cash flows from operating activities will depend upon many factors, including, among others, our ability to market Sprint PCS products and services, achieve projected market penetration and manage subscriber turnover rates. If we do not achieve and maintain operating profitability and positive cash flows from operating activities, we may be unable to make interest or principal payments on the senior notes. Our inability to satisfy our obligations may result in our restructuring or bankruptcy, in which case you could lose all or part of your investment.

        In addition, our future operating results and cash flows will be subject to quarterly and annual fluctuations due to many factors, some of which are outside our control. These factors include increased costs we may incur in connection with the further development, expansion and upgrade of our wireless network and fluctuations in the demands for our services. We may not achieve or sustain profitability. To the extent our quarterly or annual results of operations fluctuate significantly, we may be unable to pay amounts due under the senior notes. Our inability to satisfy our obligations may result in a future restructuring or bankruptcy.

It is our strategy to accelerate our subscriber growth, which may negatively affect our near term profitability.

        During the year ended September 30, 2003 and the periods ended July 1, 2004 and September 30, 2004, we experienced overall declining net subscriber growth compared to periods prior to fiscal year 2003. We limited new subscriber activation volume to ensure adequate liquidity to meet our financial obligations. As a means to conserve cash in fiscal 2003, we closed 15 company-owned retail stores and cancelled 21 agreements with local third-party distributors, thereby reducing our retail presence in a number of our markets. Now that we have completed the reorganization, we intend to accelerate the growth of our subscriber base by expanding our sales distribution channels, particularly the number of local third-party distributors and our company-owned retail stores, and by increasing our sales and marketing activities in order to maximize revenues from our third generation network and advanced product offerings. As we seek to accelerate our subscriber growth, we will incur significant up-front subscriber acquisition expenses, which initially will result in reduced levels of cash flows from operating activities as compared to our most recent prior periods. In addition, to the extent our subscriber growth includes a higher percentage of sub-prime credit subscribers, our churn and bad debt expense may increase, which would impair our ability to maintain and increase our revenues and cause a deterioration in our operating margin.

Potential mergers and acquisitions or territory expansions may require us to incur substantial additional debt and integrate new technologies, operations and services, which may be costly, time consuming and negatively affect our operating results.

        We may evaluate expansion opportunities and, subject to the availability of financing, may strategically expand our territory. In addition, a number of similarly situated PCS Affiliates of Sprint may benefit from combined operations. Accordingly, we expect to continually evaluate opportunities for mergers or the acquisition of businesses that are intended to complement or extend our existing operations. If we acquire additional businesses or territories the market value of our common stock may be adversely affected and we may encounter difficulties that may be costly and time-consuming and slow our growth. For example, we may have to:

  •
  assume and/or incur substantial additional debt to finance the acquisitions and fund the ongoing operations of the acquired companies;

  •
  integrate new operations with our existing operations; or

  •
  divert the attention of our management from other business concerns.

        Our ability to obtain any additional financing that we may need in order to finance any such acquisitions or fund the ongoing operations of such acquired companies or integrate such new operations could be limited by our substantial existing indebtedness, as well as our recent emergence from bankruptcy which would negatively affect our liquidity.

Our financial condition or results of operations are not comparable to the financial condition or results of operations reflected in our historical financial statements which may negatively affect our share price.

        As a result of our emergence from bankruptcy, we are operating our business with a new capital structure and we applied fresh-start accounting as of July 1, 2004 as prescribed by generally accepted accounting principles. In accordance with fresh-start accounting, assets and liabilities were recorded at fair value, with the enterprise value that was determined in connection with the reorganization. Accordingly, our financial condition and results of operations for the period from July 2, 2004 through September 30, 2004 are not comparable to the financial condition or results of operations for periods prior to July 2, 2004 reflected in our historical consolidated financial statements included elsewhere in this report.

The bankruptcy proceeding may adversely affect our ability to engage in transactions.

        Our past inability to meet our obligations that resulted in our bankruptcy filing, or the perception that we may not be able to meet our obligations following the reorganization, could adversely affect our relationships with third parties, as well as our ability to retain or attract high-quality employees. For example, we may have difficulty entering into leases and other agreements related to our operations because of our bankruptcy filing which may negatively affect our operating results.

If we receive lower revenues or incur more fees than we anticipate for PCS roaming from Sprint PCS, our results of operations may be negatively affected.

        We are paid a fee from Sprint PCS or a PCS Affiliate of Sprint for every minute and kilobyte that Sprint PCS or that affiliate's subscribers use the Sprint PCS network in our territory. Similarly, we pay a fee to Sprint or another PCS Affiliate of Sprint for every minute and kilobyte that our subscribers use the Sprint PCS network outside our territory. The per-minute and per-kilobyte rates that we receive from Sprint PCS and that we pay to Sprint PCS or another PCS Affiliate of Sprint are the same and are fixed until the end of December 2006. Thereafter, the rate will change, based on an agreed-upon formula that may have an adverse effect on us. In addition, Sprint PCS subscribers based in our territory may spend more time outside our territory than we anticipate, and wireless subscribers from outside our territory may spend less time in our territory or may use our services less than we anticipate. Our ratio of inbound to outbound roaming with Sprint PCS for the periods ended September 30, 2004 and July 1, 2004 was approximately 1.6 to 1 and 1.3 to 1, respectively. We expect this ratio to decline over time as our subscriber base continues to grow, resulting in us receiving less Sprint PCS roaming revenue and/or having to pay more in Sprint PCS roaming fees than we collect in Sprint PCS roaming revenue which will negatively affect our operating results.

Roaming revenue from subscribers of wireless communications providers other than Sprint PCS and PCS Affiliates of Sprint may decline in the future which may negatively affect our operating results.

        We derive a significant amount of roaming revenue from wireless communications providers other than Sprint PCS and PCS Affiliates of Sprint for permitting their subscribers to roam on our network when they are in our territory. For the periods ended September 30, 2004 and July 1, 2004, approximately 8% and 13%, respectively, of our roaming revenue was attributable to revenue derived from these other wireless communications providers. We do not have agreements directly with these providers. Instead, we rely on roaming arrangements that Sprint PCS has negotiated. Sprint PCS may negotiate roaming arrangements with other wireless communications providers at rates that are lower than current rates, resulting in a decrease in our roaming revenue. If the rates offered by Sprint PCS are not attractive, these other wireless communications providers may decide to build out their own networks in our territory and compete with us directly or enter into roaming arrangements with our competitors who also already have networks in our territory, resulting in a decrease in our roaming revenue. Roaming revenue from subscribers of wireless communications providers other than Sprint

PCS and PCS Affiliates of Sprint may also decline as a result of decreased roaming traffic in our territory if our quality of service does not continue to meet designated technical and quality standards or if we are unable to control fraudulent use.

Our roaming arrangements may not be competitive with other wireless communications providers, which may restrict our ability to attract and retain subscribers which may negatively affect our operating results.

        We do not have agreements directly with other wireless service providers for roaming coverage outside our territory. Instead, we rely on roaming arrangements that Sprint PCS has negotiated with other wireless communications providers for coverage in these areas. Some risks related to these arrangements are as follows:

  •
  the arrangements may not benefit us in the same manner that they benefit Sprint PCS;

  •
  the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by Sprint PCS;

  •
  the price of a roaming call may not be competitive with prices charged by other wireless companies for roaming calls;

  •
  customers must end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network;

  •
  Sprint PCS subscribers may not be able to use advanced PCS features from Sprint PCS, such as PCS Vision, while roaming;

  •
  Sprint PCS or the carriers providing the service may not be able to provide us with accurate billing information on a timely basis; and

  •
  if Sprint PCS subscribers do not have a similar wireless experience as when they are on the PCS network of Sprint PCS, we may lose current subscribers and Sprint PCS products and services may be less attractive to potential new subscribers.

        If we are unable to attract and retain customers for any reason, our ability to maintain and increase revenues will be impaired and our operating margin will deteriorate.

Unauthorized use of, or interference with, the Sprint PCS network in our territory could disrupt our service and increase our costs.

        We may incur costs associated with the unauthorized use of the Sprint PCS network in our territory, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraudulent use of the Sprint PCS network in our territory may impact interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for fraudulent roaming. As these costs increase, our operating performance may decline which could adversely affect our ability to make payments on our debt and operate our business.

If we lose the right to install our equipment on wireless towers or are unable to renew expiring leases for wireless towers on favorable terms or at all, our business and results of operations could be adversely impacted.

        Approximately 94% of our base stations are installed on leased tower facilities that may be shared with one or more other wireless communications providers. We expect this percentage to increase to nearly 100% if we are successful in selling our remaining currently owned towers for which we have entered into a sale agreement. In addition, a large portion of these leased tower sites are owned by a few tower companies. If a master agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support the use of its tower sites by us, we would have to find new sites or may be required to rebuild the affected portion of our network. In addition, the concentration of our tower leases with a limited number of tower companies could adversely affect our results of operations and financial condition if any of our operating subsidiaries is unable to renew its expiring leases with these tower companies either on favorable terms or at all. If any of the tower leasing companies that we do business with should experience severe financial difficulties, or file for bankruptcy protection, our ability to use our towers could be adversely affected. That, in turn, would adversely affect our revenues and financial condition if a material number of towers were involved.

The technology that we use may become obsolete, which would limit our ability to compete effectively within the wireless telecommunications industry which would negatively affect our operating results and share price.

        The wireless telecommunications industry is experiencing significant technological change. We employ CDMA (a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all transmission bits, sending a scrambled transmission of the encoded information over the air and reassembling the speech and data into its original format), the digital wireless communications technology selected by Sprint PCS and certain other carriers for their nationwide networks. Other carriers employ other technologies, such as TDMA (time division multiple access, a technology used in digital cellular telephone communication that divides each cellular channel into three time slots in order to increase the amount of data that can be carried), GSM (global system for mobile communication, a technology that digitizes and compresses data, then sends it down a channel with two other streams of user data, each in its own time slot) and iDEN (integrated digital enhanced network, a technology containing the capabilities of a digital cellular telephone, two-way radio, alphanumeric pager, and data/fax modem in a single network), for their nationwide networks. If another technology becomes the preferred industry standard, we would be at a competitive disadvantage and competitive pressures may require Sprint PCS to change its digital technology, which in turn could require us to make changes to our network at substantial cost. We may be unable to respond to these pressures and implement new technology on a timely basis or at an acceptable cost. Additionally, our substantial indebtedness, coupled with our recent emergence from bankruptcy, could limit our ability to obtain any additional financing that we may need in order to make changes to our network, which may require us to dedicate a substantial portion of any cash flow from our operating activities to make such changes, thereby reducing funds available for future marketing activities and debt repayment. We may also lose subscribers if we fail to implement significant technological changes evidenced by the development and commercial acceptance of advanced wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. If we lose subscribers, our ability to maintain and increase revenues will be impaired and our operating margin will deteriorate.

The loss of the officers and skilled employees upon whom we depend to operate our business could adversely affect our operating results and share price.

        Our business is managed by a small number of executive officers on whom we depend to operate our business. We believe that our future success will depend in part on our continued ability to retain these executive officers and to attract and retain other highly qualified technical and management personnel. Notwithstanding our employment agreements with certain of our executives, we may not be successful in retaining key personnel or in attracting and retaining other highly qualified technical and management personnel. Moreover, our past inability to meet our obligations that resulted in our bankruptcy filing, or the perception that we may not be able to meet our obligations following the reorganization, could adversely affect our ability to retain or attract high-quality personnel. The loss of the officers and skilled employees upon whom we depend to operate our business could adversely affect operating results and share price.

Risks Related to Our Relationship with Sprint PCS

Our ability to conduct our business would be severely restricted if Sprint PCS terminates our affiliation agreements and our share price would be negatively affected.

        Our relationship with Sprint PCS is governed by our affiliation agreements with it. As we do not own any licenses to operate a wireless network, our business depends on the continued effectiveness of these affiliation agreements. Sprint PCS may be able to terminate our affiliation agreements with it if we materially breach the terms of the agreements. These terms include operational and network requirements that are extremely technical and detailed and apply to each retail store, cell site and switch site. Many of these operational and network requirements can be changed by Sprint PCS, in certain cases, with little notice. As a result, we may not always be in compliance with all requirements of our affiliation agreements with Sprint PCS. Sprint PCS conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes need to be addressed. We may need to incur substantial costs to remedy any noncompliance. The fact that we are not in compliance with our affiliation agreements could limit our ability to obtain any additional financing that we may need in order to remedy such noncompliance. Additionally, our substantial indebtedness and our recent emergence from bankruptcy could further limit our ability to obtain additional financing. If we cannot obtain additional financing, we may be unable to remedy such noncompliance, thereby resulting in a material breach of our affiliation agreements which could lead to their termination by Sprint. If Sprint PCS terminates or fails to renew our affiliation agreements or fails to perform its obligations under those agreements, our ability to conduct business would be severely restricted and our share price would be negatively affected.

If we materially breach our affiliation agreements with Sprint PCS, Sprint PCS may have the right to purchase our operating assets at a discount to market value.

        Our affiliation agreements with Sprint PCS require that we provide network coverage to a minimum network coverage area within specified time frames and that we meet and maintain Sprint PCS' technical and customer service requirements. A failure by us to meet Sprint PCS' technical or customer service requirements contained in the affiliation agreements, among other things, would constitute a material breach of the agreements, which could lead to their termination by Sprint PCS. We may amend our affiliation agreements with Sprint PCS in the future to expand our network coverage. Our affiliation agreements with Sprint PCS provide that upon the occurrence of an event of termination caused by our breach of such agreements, Sprint PCS has the right to, among other things, purchase our operating assets without stockholder approval and for a price equal to 72% of our "entire business value," which is our appraised value determined using certain principles set forth in our affiliation agreements with Sprint PCS and based on the price a willing buyer would pay a willing seller for our entire business as a going concern. See "Business—Our Affiliation Agreements with Sprint PCS" for a description of how we calculate our entire business value.

Sprint PCS may make decisions that could increase our expenses and/or our capital expenditure requirements, reduce our revenues or make our affiliate relationships with Sprint PCS less advantageous than expected.

        Under our affiliation agreements with Sprint PCS, Sprint PCS has a substantial amount of control over factors that significantly affect the conduct of our business. Accordingly, subject to newly established limits set forth in the amendments to our affiliation agreements with Sprint PCS, Sprint PCS may make decisions that adversely affect our business, such as the following:

  •
  Sprint PCS prices its national calling plans based on its own objectives and could set price levels or change other characteristics of its plans in a way that may not be economically advantageous for our business; and

  •
  Sprint PCS may alter its network and technical requirements or request that we build out additional areas within our territory, which could result in increased equipment and build-out costs or in Sprint PCS building out that area itself or assigning it to another PCS Affiliate of Sprint.

Certain provisions of our affiliation agreements with Sprint PCS may diminish our value and restrict the sale of our business which may negatively affect our share price.

        Under specific circumstances and without stockholder approval, Sprint PCS may purchase our operating assets or capital stock at a discount. In addition, Sprint PCS has the right to withhold its consent to any transaction in which the "ultimate parent" of iPCS Wireless, Inc., our operating subsidiary that is the party to the affiliation agreements with Sprint PCS, changes. We must obtain the consent of Sprint PCS prior to any assignment by us of our affiliation agreements with it. Sprint PCS also has a right of first refusal if we decide to sell our operating assets to a third party. We are also subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of our operating assets to competitors of Sprint. These restrictions and the other restrictions contained in our affiliation agreements with Sprint PCS restrict our ability to sell our business, may reduce the value a buyer would be willing to pay for our business, and may reduce our "entire business value," which is our appraised value determined using principles set forth in our affiliation agreements with Sprint PCS and based on the price a willing buyer would pay a willing seller for our entire business as a going concern.

Problems with Sprint PCS' internal support systems could lead to customer dissatisfaction or increase our costs.

        We rely on Sprint PCS' internal support systems, including customer care, billing and back office support. Sprint PCS has entered into business process outsourcing agreements with third parties to provide these services. Sprint PCS may not be able to successfully add system capacity, its internal support systems may not be adequate and the third parties that Sprint PCS has contracted with may not perform their obligations. Problems with Sprint PCS' internal support systems could cause:

  •
  delays or problems in our operations or services;

  •
  delays or difficulty in gaining access to subscriber and financial information;

  •
  a loss of subscribers; and

  •
  an increase in the costs of customer care, billing and back-office services.

        Should Sprint PCS fail to deliver timely and accurate information, this may lead to adverse short-term decisions and inaccurate assumptions in our business plan. It could also adversely affect our cash flows, because Sprint PCS collects our receivables and remits to us a net amount that is based on the financial information it produces for us.

Our costs for internal support systems may increase if Sprint PCS terminates all or part of our service agreements with it.

        The costs for the services provided by Sprint PCS under our affiliation agreements with Sprint PCS relative to billing, customer care and other back-office functions for the periods ended September 30, 2004 and July 1, 2004 were approximately $5.3 million and $12.9 million, respectively. Because we incur the majority of these costs on a per-subscriber basis, which is fixed until the end of December 2006 and after which will be adjusted by Sprint PCS based on a formula related to Sprint PCS' costs to provide the services, we expect the aggregate cost for such services to increase as the number of our subscribers increases after December 2006. Sprint PCS may terminate any service provided under such agreements upon nine months' prior written notice, but if we desire to continue receiving such service, Sprint PCS has agreed that it will assist us in developing that function internally or locating a third party vendor that will provide that service. Although Sprint PCS has agreed in such an event to reimburse us for expenses we incur in transitioning to any service internally or to a third party, if Sprint PCS terminates a service for which we have not developed or are unable to develop a cost-effective alternative, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted. We do not currently have a contingency plan if Sprint PCS terminates a service we currently receive from it.

If Sprint PCS does not maintain control over its licensed spectrum, our affiliation agreements with Sprint PCS may be terminated which will negatively affect our operating results.

        Sprint PCS, not us, owns the licenses necessary to provide wireless services in our territory. The FCC requires that licensees like Sprint PCS maintain control of their licensed systems and not delegate control to third party operators or managers without the FCC's consent. Our affiliation agreements with Sprint PCS reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum. However, if the FCC were to determine that any of our affiliation agreements with Sprint PCS need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreements to comply with applicable law. If we cannot agree with Sprint PCS to modify the agreements, those agreements may be terminated. If the agreements are terminated, we would no longer be a part of the PCS network of Sprint PCS and we would not be able to conduct our business.

The FCC may fail to renew the Sprint PCS wireless licenses under certain circumstances, which would prevent us from providing wireless services.

        Sprint PCS' wireless licenses are subject to renewal and revocation by the FCC. The Sprint PCS wireless licenses in our territory will expire in 2005 and 2007, but may be renewed for additional ten-year terms. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint PCS or us to comply with these standards could result in the non-renewal of the Sprint PCS licenses for our territory. Additionally, if Sprint PCS does not demonstrate to the FCC that Sprint PCS has met the construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint PCS loses its licenses in our territory for any of these reasons, we and our subsidiaries would not be able to provide wireless services without obtaining rights to other licenses. If Sprint PCS loses its licenses in another territory, Sprint PCS or the applicable PCS Affiliate of Sprint would not be able to provide wireless services without obtaining rights to other licenses and our ability to offer nationwide calling plans would be diminished and potentially more costly.

We rely on Sprint PCS for a substantial amount of our financial information. If that information is not accurate, our ability to accurately report our financial data could be adversely affected, and the investment community could lose confidence in us.

        Under our affiliation agreements, Sprint performs our billing, customer care and collections, PCS network systems support, inventory logistics, long distance transport and national third party sales support. The data provided by Sprint related to these functions they perform for us is the primary source for our service revenue and for a significant portion of our cost of service and roaming, and selling and marketing expenses included in our statement of operations. We use this data to record our financial results and prepare our financial statements. If Sprint fails to deliver timely and accurate information, this may lead us to make adverse decisions and inaccurate assumptions for future business plans and could also negatively affect our cash flows as Sprint collects our receivables and remits a net amount to us that is based on the financial information it provides. In addition, delays and inaccuracies which are material could adversely affect the effectiveness of our disclosure controls and procedures and if we later identify material errors in that data provided to us, we may be required to restate our financial statements. If that occurs to us or any other PCS Affiliate of Sprint, investors and securities analysts may lose confidence in us.

If Sprint PCS does not succeed, our business may not succeed.

        If Sprint has a significant disruption to its business plan or network, fails to operate its business in an efficient manner or suffers a weakening of its brand name, our operations and profitability would likely be negatively impacted. If Sprint should have significant financial problems, including bankruptcy, our business would suffer material adverse consequences, which could include termination or revision of our affiliation agreements with Sprint PCS.

A business combination involving Sprint may have an adverse effect on us in ways that would be beyond our control.

        On December 15, 2004, Sprint announced that it had agreed to merge with Nextel Communications, Inc., subject to obtaining all necessary approvals. The announcement and closing of the Nextel merger, or the announcement and closing of any other business combination involving Sprint, may give rise to a negative reaction by our customers, which may have an adverse effect on our revenues. Any diminution in brand recognition or loyalty as a result of the pending Nextel merger, or any other business combination involving Sprint, could also cause a decrease in our revenues and we may incur significant costs associated with minimizing any such negative reaction or customer confusion. In the event that the Nextel merger, or any other business combination involving Sprint, is consummated, we may also incur significant costs associated with integrating Sprint's merger partner onto our network. In addition, the proposed Nextel merger, or any other such business combination involving Sprint, imposes a degree of uncertainty on the future of our business and operations insofar as it may lead to a change in Sprint PCS' affiliate strategy, which may have an adverse effect on our share price.

If other PCS Affiliates of Sprint have financial difficulties, the PCS network of Sprint PCS could be disrupted which may negatively affect our operating results.

        The PCS network of Sprint PCS is a combination of networks. The large metropolitan areas are operated by Sprint, and the areas in between them are operated by PCS Affiliates of Sprint, all of which are independent companies like us. We believe that most, if not all, of these companies have incurred substantial debt to pay the large cost of building out their networks. If other PCS Affiliates of Sprint experience financial difficulties, the PCS network of Sprint could be disrupted in the territories of those PCS Affiliates of Sprint. Material disruptions in the PCS network of Sprint PCS could have a material adverse effect on our ability to attract and retain subscribers. If the affiliation agreements of those PCS Affiliates of Sprint are like ours, Sprint PCS would have the right to step in and operate the affected territory. However, this right could be delayed or hindered by legal proceedings, including any bankruptcy proceeding related to the affected PCS Affiliate of Sprint. In addition to us, another PCS Affiliate of Sprint has declared bankruptcy, alleging that Sprint violated its agreements with the PCS Affiliate, and others have experienced financial difficulties which have led to the reorganization of their debt obligations.

We may have difficulty in obtaining an adequate supply of certain handsets from Sprint PCS, which could adversely affect our results of operations.

        We depend on our relationship with Sprint PCS to obtain handsets and other wireless devices. Sprint PCS orders handsets and other wireless devices from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

  •
  Sprint PCS does not adequately project the need for handsets for itself, its PCS Affiliates and its other third-party distribution channels, particularly in transition to new technologies, such as 3G technology;

  •
  Sprint PCS gives preference to other distribution channels, which has occurred in the past, most recently in 2000;

  •
  we do not adequately project our need for handsets or other wireless devices;

  •
  Sprint PCS modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or

  •
  there is an adverse development in the relationship between Sprint PCS and its suppliers or vendors.

        The occurrence of any of the foregoing could disrupt our customer service and/or result in a decrease in our subscribers. If we lose subscribers, our ability to maintain and increase revenues will be impaired and our operating margin will deteriorate.

Risks Related to the Wireless Telecommunications Industry

We may experience a high rate of subscriber turnover, which would adversely affect our financial performance.

        Significant competition in our industry and general economic conditions may cause our future churn rate to be higher than our historical rate. Factors that may contribute to higher churn include:

  •
  inability or unwillingness of subscribers to pay, resulting in involuntary deactivations, which accounted for over 36% of our subscriber deactivations for both the periods ended September 30, 2004 and July 1, 2004;

  •
  subscriber mix and credit class, particularly sub-prime credit subscribers, which accounted for over 39% and 37% of our gross subscriber additions for the period ended September 30, 2004 and July 1, 2004, respectively and for approximately 25% of our subscriber base as of September 30, 2004;

  •
  attractiveness of our competitors' products, services and pricing;

  •
  network performance and coverage relative to our competitors;

  •
  customer service;

  •
  any increased prices for services in the future; and

  •
  any future changes by us in the products and services we offer or in the terms under which we offer our products or services, especially to sub-prime credit subscribers.

        An additional factor that may contribute to a higher churn rate is the FCC's wireless local number portability ("WLNP") requirement. The FCC regulations relating to WLNP enable wireless subscribers to keep their telephone numbers when switching to another carrier. As of May 24, 2004, all covered Commercial Mobile Radio Service ("CMRS") providers, including broadband PCS, cellular and certain specialized mobile radio ("SMR") licensees, must allow customers to retain, subject to certain geographic limitations, their existing telephone number when switching from one telecommunications carrier to another. We anticipate that the WLNP mandate will impose increased operating costs on all CMRS providers, including us, and may result in higher churn rates and subscriber acquisition and retention costs. To date, WLNP has had a slight negative impact on our operations but the ultimate impact is uncertain.

        A high rate of subscriber turnover could adversely affect our competitive position, liquidity, financial position, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize most of the costs of initial purchases of handsets by subscribers.

Regulation by government agencies and taxing authorities may increase our costs of providing service or require us to change our services.

        Our operations and those of Sprint PCS are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration, and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and those of Sprint PCS thereby increasing our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our current relationship with Sprint PCS.

Concerns over health risks and safety posed by the use of wireless handsets may reduce consumer demand for our services.

        Media reports have suggested that radio frequency emissions from wireless handsets may:

  •
  be linked to various health problems resulting from continued or excessive use, including cancer;

  •
  interfere with various electronic medical devices, including hearing aids and pacemakers; and

  •
  cause explosions if used while fueling an automobile.

        Widespread concerns over radio frequency emissions may expose us to potential litigation, discourage the use of wireless handsets or result in additional regulation imposing restrictions or increasing requirements on the location and operation of cell sites or the use or design of wireless handsets. Any resulting decrease in demand for these services or increase in the cost of complying with additional regulations could impair our ability to profitably operate our business. Such concerns may result in the loss of subscribers, which may impair our ability to maintain and increase revenues and lower our operating margin. In addition, we may need to dedicate a larger portion of any cash flow from our operating activities to comply with such additional regulations.

        Due to safety concerns, some state and local legislatures have passed or are considering legislation restricting the use of wireless telephones while driving automobiles. Concerns over safety risks and the effect of future legislation, if adopted in the areas we serve, could limit our ability to market and sell our wireless services. In addition, it may discourage use of our wireless devices and decrease our revenues from subscribers who now use their wireless telephones while driving. Further, litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless telephone use while driving could result in damage awards, adverse publicity and further governmental regulation.

Significant competition in the wireless telecommunications industry may result in our competitors offering new services or lower prices, which could prevent us from operating profitably and may cause prices for our services to continue to decline in the future.

        Competition in the wireless telecommunications industry is intense. Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the wireless telecommunications industry. While we try to maintain and increase our ARPU, we cannot assure you that we will be able to do so. If prices for our services continue to decline, it could adversely affect our ability to increase revenue, which would have a material adverse effect on our financial condition, our results of operations and our ability to repay the senior notes. In addition, the viability of our business depends upon, among other things, our ability to compete with other wireless providers on reliability, quality of service, availability of voice and data features and customer care. In addition, the pricing of our services may be affected by competition, including the entry of new service providers into our markets. Furthermore, there has been a recent trend in the wireless telecommunications industry toward consolidation of wireless service providers, which we expect to lead to larger competitors over time.

        Our dependence on Sprint PCS to develop competitive products and services and the requirement that we obtain Sprint PCS' consent to sell non-Sprint approved equipment may limit our ability to keep pace with our competitors on the introduction of new products, services and equipment. Some of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and Internet access, along with their wireless communications services. In addition, we may be at a competitive disadvantage because we may be more highly leveraged than some of our competitors.

        We also face competition from paging, dispatch and conventional mobile radio operations, enhanced specialized mobile radio ("ESMR") and mobile satellite services. In addition, future FCC regulation or Congressional legislation may create additional spectrum allocations that would have the effect of adding new entrants (and thus additional competitors) into the mobile telecommunications market.

Market saturation could limit or decrease our rate of new subscriber additions and increase costs to keep our current subscribers.

        Intense competition in the wireless telecommunications industry could cause prices for wireless products and services to continue to decline. If prices drop, our rate of net subscriber additions will take on greater significance in improving our financial condition and results of operations. However, as our and our competitors' penetration rates in our markets increase over time, our rate of adding net subscribers could decrease further. In addition, we may incur additional costs through equipment upgrades and other retention costs to keep our current subscribers from switching to our competitors. If this decrease were to happen, it could materially adversely affect our liquidity, financial condition and results of operations.

Alternative technologies and current uncertainties in the wireless market may reduce demand for PCS products and services.

        The wireless telecommunications industry is experiencing significant and rapid technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used in our network to become obsolete. We rely on Sprint PCS for research and development efforts with respect to Sprint PCS products and services and with respect to the technology used on our network. Sprint PCS may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

        If Sprint PCS is unable to keep pace with these technological changes or other changes in the wireless communications market, the technology used on our network or our business strategy may become obsolete. In addition, other carriers are in the process of completing, or have completed, upgrades to 1xRTT or other 3G technologies. 1xRTT is the name for the first phase in CDMA's evolution to 3G technology. 3G technology provides high-speed, always-on Internet connectivity and high-quality video and audio. We have upgraded our network to CDMA 1xRTT, and as of September 30, 2004, are offering PCS Vision services, in markets representing approximately 98% of the covered population in our territory.

We are a consumer business and an economic downturn in the United States involving significantly lowered consumer spending could negatively affect our results of operations.

        Our primary subscriber base is composed of individual consumers, and in the event that the economic downturn that the United States and other countries have recently experienced becomes more pronounced or lasts longer than currently expected and spending by individual consumers drops significantly, our business may be negatively affected.

Risks Related to Our Common Stock

The ability to influence corporate matters will be limited because a small number of stockholders beneficially own a substantial amount of our common stock.

        Entities that are investment advised by AIG Global Investment Corp. (a subsidiary of American International Group) own approximately 2,623,500 shares or 30.1% of our common stock and funds managed by affiliates of Silver Point Capital, L.P. ("Silver Point") own approximately 2,208,700 shares or 25.3% of our common stock. As a result, AIG Global Investment Corp. and Silver Point can exert significant influence over our management and policies until such time as they sell a substantial portion of their shares and may have interests that are different from yours.

There is not, and there may never be, an established active trading market for our common stock.

        There is no established active trading market for our common stock and such a trading market may never develop. Our common stock is currently quoted on the National Quotation Bureau's Pink Sheets. If an established active trading market does develop, it may not be sustained and a high degree of price volatility may continue to exist in any such market. We intend to apply for listing of our common stock on The Nasdaq National Market, but we may not be able to satisfy the listing requirements to do so, in particular, the requirements for a minimum number of round lot holders. If for any reason our common stock is not eligible for initial or continued listing on The Nasdaq Stock Market, or if a public trading market does not develop, purchasers of our common stock may have difficulty selling their shares.

The price of our common stock may be more volatile than the equity securities of established companies and such volatility may disproportionately reduce the market value of our common stock at certain times.

        The market price of our common stock could be subject to significant fluctuations in response to various factors, including:

  •
  variations in our, or Sprint PCS', quarterly operating results;

  •
  our or Sprint PCS' failure to achieve operating results consistent with securities analysts' projections;

  •
  the operating and stock price performance of other companies that investors may deem comparable to us or Sprint PCS;

  •
  announcements of technological innovations or new products and services by us, Sprint PCS or our competitors;

  •
  announcements by us or Sprint PCS of joint development efforts or corporate partnerships in the wireless telecommunications market;

  •
  market conditions in the technology, telecommunications and other growth sectors; and

  •
  rumors relating to us, Sprint PCS or our competitors.

        The stock market has experienced extreme price volatility. Under these market conditions, stock prices of many growth stage companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. As we are a growth stage company, our common stock may be subject to greater price volatility than the stock market as a whole.

Risks Related to Our Senior Notes

The terms of our debt place restrictions on us and our subsidiaries, which may limit our operating flexibility.

        The indenture that governs our senior notes imposes material operating and financial restrictions on us and our subsidiaries. These restrictions may limit our ability and the ability of our subsidiaries to, among other things:

  •
  incur additional debt or, in the case of our restricted subsidiaries, issue capital stock to a third party;

  •
  pay dividends, redeem capital stock or make other restricted payments or investments;

  •
  create liens on assets;

  •
  merge, consolidate or dispose of assets;

  •
  enter into transactions with affiliates;

  •
  place restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; and

  •
  change lines of business.

        These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding debt, complete acquisitions for cash or debt or react to changes in our operating environment. Any future debt that we incur may contain similar or more restrictive covenants.

We are a holding company and conduct all of our operations through our subsidiaries.

        Our senior notes are unsecured obligations of ours. We are a holding company that derives all of our operating income from our subsidiaries. We are dependent on the earnings and cash flows of our subsidiaries to meet our obligations with respect to our senior notes. The terms of future indebtedness of our subsidiaries and the laws of the jurisdictions under which those subsidiaries are organized may limit the payment of dividends and other distributions to us.

Federal and state statutes may allow courts, under specific circumstances, to void the guarantees of our senior notes by our subsidiaries, and thus holders may not have the right to receive any money pursuant to the guarantees.

        Although the subsidiary guarantees of our senior notes provide holders thereof with a claim against the assets of the applicable subsidiary guarantor, creditors of a bankrupt subsidiary guarantor may challenge the guarantee. If a challenge were upheld, then the applicable guarantee would be invalid, unenforceable and junior to all creditors, including trade creditors, of that subsidiary guarantor.

        The creditors of a bankrupt subsidiary guarantor could challenge a guarantee on the ground that the guarantee constituted a fraudulent conveyance under bankruptcy laws. If a court were to rule that the guarantee constituted a fraudulent conveyance, then the court could void the obligations under the guarantee or subordinate the guarantee to other debt of the subsidiary guarantor or take other action detrimental to holders of our senior notes. In addition, any of the guarantees could be subject to the claim that, since the guarantee was incurred for our benefit, and only indirectly for the benefit of our subsidiary that provided the guarantee, the obligations of the applicable subsidiary guarantor were incurred for less than fair consideration.

We may be unable to repurchase our senior notes upon a change of control.

        Upon the occurrence of a change of control event, as defined in the indenture governing our senior notes, we would be required to offer to repurchase our senior notes for cash at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest, if any. We may not have sufficient funds to repurchase our senior notes and satisfy other payment obligations that could be triggered upon a change of control. If we do not have sufficient financial resources to effect a change of control offer, we would be required to seek additional financing from outside sources to repurchase our senior notes. Financing may not be available to us on satisfactory terms or at all. The change of control provisions of the indenture governing our senior notes will not protect holders of our senior notes if we engage in a reorganization, restructuring, merger or similar transaction, including a highly leveraged transaction, unless that transaction constitutes a change of control for purposes of the indenture, even if such transaction could adversely affect the holders of our senior notes.

        Debt that we may incur in the future may contain provisions prohibiting transactions that would constitute a change of control or requiring such debt to be repurchased upon a change of control. Moreover, the exercise by holders of our senior notes of their right to require us to repurchase their notes could cause a default under other debt, even if the change of control itself does not result in a default under such debt, due to the financial effect of such repurchase on us.

The market price for our senior notes may be volatile.

        There is currently no established trading market for our senior notes. Future trading prices of our senior notes will depend on many factors, including our operating performance and financial condition, prevailing interest rates and the market for similar securities. If a market for our senior notes does not develop, holders thereof will not be able to resell their senior notes for an extended period of time.

        Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to our senior notes. The market for our senior notes, if any, may be subject to similar disruptions. Any such disruptions may adversely affect the value of our senior notes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not engage in commodity futures trading activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that could expose us to market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements required by this item are submitted as a separate section of this annual report on Form 10-K. See "Index to Consolidated Financial Statements," commencing on page F-1 hereof.

ITEM 9.  CHANGE IN INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        Deloitte & Touche had been our independent registered public accounting firm from our formation until our acquisition by AirGate as of November 30, 2001. Because KPMG was AirGate's independent registered public accounting firm, Deloitte & Touche was dismissed as our independent registered public accounting firm on November 30, 2001. We had no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make reference to the subject matter of the disagreement in connection with a report on our financial statements. The report of Deloitte & Touche on the financial statements for the fiscal year ended December 31, 2000, and the nine months ended September 30, 2001, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and the subsequent interim period preceding the dismissal of Deloitte & Touche, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

        On November 30, 2001, our then sole stockholder approved our engagement of KPMG as our independent registered public accounting firm for our fiscal year ended September 30, 2002. Our financial results were included in AirGate's consolidated financial statements for fiscal year ended September 30, 2002. During the two most recent fiscal years and the subsequent interim period preceding the engagement of KPMG, we did not consult with KPMG regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of opinion that might be rendered on our financial statements, and neither a written report or oral advice was provided to us by KPMG; or (2) any matter that was the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 Regulation S-K) with our previous auditors or constituted a reportable event.

        On December 16, 2003, we engaged Deloitte & Touche as our independent registered public accounting firm for our fiscal year ended September 30, 2003, and dismissed KPMG subject to the completion of the audit of the fiscal year ended September 30, 2002. In February 2004 we sought the approval of the Bankruptcy Court to retain KPMG for the completion of the audit engagement with respect to our fiscal year ended September 30, 2002. On March 31, 2004, KPMG issued their report on the consolidated financial statements as of and for the year ended September 30, 2002, and therefore the auditor-client relationship ceased. In connection with the audit of the fiscal year ended September 30, 2002, and the subsequent interim period through March 31, 2004, we had no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG would have caused it to make reference to the subject matter of the disagreement in connection with a report on our financial statements. In connection with the audit of the fiscal year ended September 30, 2002, there were no reportable events under Item 304(a)(1)(v) of Regulation S-K, except that KPMG informed us of a matter it considered to be a reportable condition identified during the audit of the financial statements as of and for the year ended September 30, 2002, relating to insufficient internal controls over our processes for validating and reconciling our subscriber accounts receivable balances and activity necessary to ensure that our subscriber accounts receivable balances were properly reflected in our consolidated financial statements. The report of KPMG on the financial statements for the fiscal year ended September 30, 2002 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report included an explanatory paragraph indicating that there was substantial doubt about our ability to continue as a going concern.

        As a result of our Bankruptcy Court filing in February 2003, our financial results for periods following the date of our petition are not included in the consolidated financial statements of AirGate. During the period preceding this engagement of Deloitte & Touche, we did not consult with Deloitte & Touche regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of opinion that might be rendered on our financial statements, and neither a written report or oral advice was provided to us by Deloitte & Touche that Deloitte & Touche concluded was an important factor considered by us in reaching a decision as to the auditing, accounting or financial reporting issue; or (2) any matter that was the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K) with our previous accountants or constituted a reportable event.

ITEM 9A.  CONTROLS AND PROCEDURES

        (a)   Evaluation of Disclosure Controls and Procedures. Each of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this annual report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

        (b)   Changes in Internal Controls over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        We place reliance on Sprint PCS to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS Affiliates of Sprint. To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70. This report is provided bi-annually to us.

ITEM 9B.  OTHER INFORMATION

        None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

        The following table presents information with respect to our directors and executive officers:

Name	Age	Position
Timothy M. Yager	35	Director, President and Chief Executive Officer
Timothy C. Babich	27	Director
Donald L. Bell	58	Director
Eugene I. Davis	49	Director
Eric F. Ensor	52	Director
James J. Gaffney	64	Chairman of the Board
Kevin M. Roe	36	Director
Stebbins B. Chandor, Jr.	44	Executive Vice President Operations and Chief Financial Officer
John (Sonny) J. Peterman	43	Senior Vice President of Sales
Edmund L. Quatmann, Jr.	34	General Counsel and Secretary
Patricia M. Greteman	43	Vice President and Controller
Craig A. Kinley	35	Vice President of Engineering and Network Operations

        Timothy M. Yager has been a Director and our President and Chief Executive Officer since the consummation of our reorganization and was our Chief Restructuring Officer since January 2003. Mr. Yager was previously President, Chief Executive Officer and Manager of Illinois PCS, LLC (the predecessor of iPCS Wireless, Inc.) from January 1999 until July 2000 and had been President, Chief Executive Officer and Director of iPCS, Inc. since its formation in March 2000 until November 30, 2001, the closing date of our acquisition by AirGate PCS, Inc. From December 2001 until December 2002, he was a director of AirGate PCS, Inc. From January 1995 to January 1999, he was the Senior Vice President of Geneseo Communications, Inc., an independent telephone company in Illinois. During this time, he founded and was also the Chief Operating Officer, General Manager and later the President of GenSoft Systems, Inc., a subsidiary of Geneseo Communications, Inc. that designs software to provide information and billing services to the telecommunications industry. Prior to January 1995, Mr. Yager was a Project Manager at Geneseo Telephone Company. He was a member of the Board of Directors of Cambridge Telcom from April 1997 to November 2001.

        Timothy C. Babich has been a Director since the consummation of our reorganization. Mr. Babich has over four years of experience in the telecom, media and technology investing industry. Since March 2001, Mr. Babich has served as a Portfolio Manager at Silver Point Capital, L.P., a private investment partnership which manages in excess of $2.5 billion. From May 2000 until March 2001, he was an analyst at The Beacon Group.

        Donald L. Bell has been a Director since October 2003. Mr. Bell served as an investor representative in Illinois PCS, LLC (the predecessor of iPCS Wireless, Inc.) from January 1999 until July 2000 and was a Director of iPCS, Inc. since its formation in March 2000 until November 30, 2001, the closing date of our acquisition by AirGate PCS, Inc. He also serves as Vice President and CEO of Cass Communications Management, Inc., a telecommunications company, since January 1994. Mr. Bell has served in various positions for Cass Communications for the past 30 years, including Plant Manager, Operational Manager, Vice President of Cass Telephone Company and President of Cass Long Distance Company. He served on the Board of Directors of Illinois 4 Limited Partnership, a telecommunications company, from 1986 to 1993. In addition, Mr. Bell served as President of the Illinois Independent Telephone Association from May 1994 to January 2003 and as a member of the Board of Directors of the Illinois Telecommunications Association from June 1991 to January 2003. He is also a Director of Cass Telephone Company, Cass Communications Management and Cass Long Distance Company.

        Eugene I. Davis was appointed to the Board of Directors in August 2004 by our directors who were appointed by the unsecured creditors committee, in consultation with our entire board. Mr. Davis is the Chairman and Chief Executive Officer of Piranate Consulting Group, L.L.C., a privately held consulting firm specializing in crisis and turn-around management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning advisory services for public and private business entities. Mr. Davis was Chairman, Chief Executive Officer and President of RBX Industries, Inc. from August 2001 to December 2003, after having been appointed Chief Restructuring Officer in January 2001. From January 2000 through August 2001, Mr. Davis was Chairman and Chief Executive Officer of Murdock Communications Corp., a Nasdaq listed company. From May 1999 through June 2001, he was the Chief Executive Officer of SmarTalk Teleservices, Inc., which had filed a petition under Chapter 11 of the Federal Bankruptcy Code in March 1999. He was Chief Operating Officer of TotalTel USA Communications, Inc. in 1998. Both SmarTalk Teleservices, Inc. and TotalTel USA Communications, Inc. were Nasdaq listed companies. He is a director of Metals USA, Inc., Metrocall Communications, Inc., Knology, Inc. and Tipperary Corporation, which are public companies, and Eagle Geophysical, Inc. and Trans Texas Gas Corporation. In addition, he is a member of the Board of Advisors of PPM America Special Investment Funds.

        Eric F. Ensor has been a Director since November 30, 2001, the closing date of our acquisition by AirGate PCS, Inc. Mr. Ensor has over 20 years of experience in the telecommunications industry. Since January 2002, Mr. Ensor has served as the President of Quiet Water Associates, LLC, a boutique consulting firm. From September 1999 to December 2001, Mr. Ensor served as President and Chief Executive Officer of Evolution Networks. From November 1998 to August 1999, he served as President and Chief Operating Officer of Telecom Wireless Solutions (TWS), a leading developer and provider of telecommunications solutions, where he managed the operating divisions of the company. From 1994 to 1998, Mr. Ensor was President of BellSouth Personal Communications, BellSouth's start-up organization for the development of its acquired PCS licenses. While at BellSouth, Mr. Ensor served in other key management positions, including Assistant Vice President for Worldwide Wireless Strategy and Chief Strategist for Bellsouth Enterprises, Inc.

        James J. Gaffney has been a Director since the consummation of our reorganization and was elected Chairman of the Board in August 2004. From 1997 to June 2003, Mr. Gaffney served as a consultant to private investment funds affiliated with Goldman, Sachs & Co. in relation to investments by those funds in Viking Pacific Holdings Ltd. and Vermont Investments Limited, both New Zealand-based diversified holding companies. Since 1997, he has served as Vice Chairman of Viking Pacific. From 1995 through 1997, Mr. Gaffney served as Chairman of the Board and Chief Executive Officer of General Aquatics, Inc., which manufactures swimming pool equipment and constructs swimming pools. Mr. Gaffney also is the Chairman of the Board of Imperial Sugar Company and a director of SCP Pool Corporation and Hexcel Corporation, each of which are public companies.

        Kevin M. Roe has been a Director since the consummation of our reorganization. In January 2003, Mr. Roe founded Roe Equity Research, LLC, an independent sell-side equity research firm focusing on U.S. wireless and wireline telecommunications services companies. Mr. Roe has also served as the President of Roe Equity Research, LLC since its inception. From May 1995 to March 2002, Mr. Roe served as a Senior Equity Research Analyst at the Telecommunication Services Group of ABN AMRO Inc. and became a Managing Director prior to his departure. He also served as the regional head of ABN AMRO's North American Telecom Services Equity Research Team.

        Stebbins B. Chandor, Jr.    has been our Executive Vice President Operations and Chief Financial Officer since March 2004 and previously was Senior Vice President, Chief Financial Officer of iPCS, Inc. (and its predecessor) from March 2000 until November 30, 2001, the closing date of our acquisition by AirGate PCS, Inc. From August 1995 to March 2000, he was Senior Vice President and Chief Financial Officer for Metro One Telecommunications, Inc., a publicly traded provider of enhanced directory assistance and information services to the wireless telecommunications industry. From June 1985 to August 1995, Mr. Chandor served in various corporate finance capacities with BA Securities, Inc., a wholly owned subsidiary of BankAmerica Corporation, and affiliated or predecessor firms including Bank of America and Continental Bank N.A.

        John (Sonny) J. Peterman has been our Senior Vice President of Sales since August 2004. From June 2004 until August 2004, Mr. Peterman was the Vice President for Business Development for ClearLinx Network Corporation, a wireless networking company. From November 1998 until June 2004, he was Vice President of the Midwest Region of American Tower Corporation, a publicly held owner and operator of broadcast and wireless communications sites. Prior to November 1998, Mr. Peterman was Vice President of Sales and Distribution with 360 Communications (formerly Sprint Cellular) and from 1989 to 1996 he managed most of Sprint Cellular's wireless operations in Ohio.

        Edmund L. Quatmann, Jr. has been our General Counsel since November 30, 2004 and our Secretary since December 13, 2004. Prior to joining us, Mr. Quatmann was an associate in the Corporate and Securities Group of the law firm Mayer, Brown, Rowe & Maw LLP in Chicago, Illinois from October 1998 until November 2004. From September 1996 until October 1998, Mr. Quatmann was an associate with the law firm of Bryan Cave LLP in St. Louis, Missouri.

        Patricia M. Greteman has been our Vice President and Controller since June 2003 and previously was Controller of Illinois PCS, LLC (the predecessor of iPCS Wireless, Inc.) from May 1999 until July 2000 and held the same position with iPCS, Inc. from its formation in March 2000 until November 30, 2001, the closing date of our acquisition by AirGate, at which time her title changed to Director of Accounting for iPCS, Inc. From May 1993 to April 1999, she served as the Controller of ACC of Kentucky, LLC, a cellular carrier covering a territory with over one million total residents. From November 1991 to April 1992, Ms. Greteman served as the Controller of Arch Mineral Corporation's Catenary Coal Company. From August 1989 to October 1991, she served as the Assistant Controller of Arch of Kentucky.

        Craig A. Kinley has been our Vice President of Engineering and Network Operations since June 2003 and previously was Senior Director of Engineering and Network Operations with AirGate PCS, Inc. from September 1999 until June 2003 with responsibility during the latter portion of his service for our territory. From April 1998 to June 1999, he was a Project Manager with Compass Telecom Services LLC and served as a consultant to AirGate PCS, Inc. From April 1997 to February 1998, he was a Regional Coordinator with Sprint Spectrum L.P.

Committees of the Board of Directors

        Our board of directors has established three standing committees:

  •
  Audit Committee;

  •
  Compensation Committee; and

  •
  Nomination and Corporate Governance Committee.

        Audit Committee.    Our audit committee shall be comprised of not fewer than three directors elected by a majority of our board. Our audit committee oversees our accounting and financial reporting processes, as well as the audits of our financial statements, including retaining and discharging our independent registered public accounting firm. Our audit committee currently complies, and we expect it to continue to comply, with the independence requirements of the Nasdaq National Market and under the Exchange Act. Our audit committee is comprised of Messrs. Davis (Chairman), Roe and Ensor.

        Our board of directors has determined that Mr. Davis, the chairman of our audit committee, is an "audit committee financial expert," as defined by the SEC's rules. Mr. Davis is "independent," as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

        Compensation Committee.    Our compensation committee shall be comprised of not fewer than three directors elected by a majority of our board. Our compensation committee oversees the administration of our benefit plans, reviews and administers all compensation arrangements for executive officers and establishes and reviews general policies relating to the compensation and benefits of our officers and employees. Our compensation committee currently complies, and we expect it to continue to comply, with the independence requirements of the Nasdaq National Market. Our compensation committee is comprised of Messrs. Bell (Chairman), Babich and Gaffney.

        Nominating and Corporate Governance Committee.    Our nominating and corporate governance committee shall be comprised of not fewer than three directors elected by a majority of our board. Our nominating and corporate governance committee's responsibilities include identifying and recommending to the board appropriate director nominee candidates and providing oversight with respect to corporate governance matters. Our nominating and corporate governance committee currently complies, and we expect it to continue to comply, with the independence requirements of the Nasdaq National Market. Our nominating and corporate governance committee is comprised of Messrs. Roe (Chairman), Bell and Gaffney.

Section 16(a) Beneficial Ownership Reporting Compliance.

        We are not subject to Section 16(a) of the Exchange Act.

Code of Ethics.

        Our board of directors has adopted a Code of Ethics which is applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller (or persons performing similar functions). Our board of directors has also adopted a Standard of Business Conduct that is applicable to all of our directors, officers and employees.

        Both of these documents are available in the "Investor Relations" section of our Internet website, available at www.ipcswirelessinc.com. We will provide to any person, without charge, upon request, a copy of our Code of Ethics. Requests for a copy should be directed in writing to iPCS, Inc. at 1901 N. Roselle Road, Suite 500, Schaumburg, Illinois, 60195, Attention: General Counsel.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth a summary of the annual, long-term and all other compensation for our President and Chief Executive Officer (formerly our Chief Restructuring Officer) and our other four executive officers during the fiscal years 2004, 2003 and 2002. These five persons are referred to collectively as the "Named Executive Officers."

Summary Compensation Table

		Annual Compensation						Long-Term Compensation		All Other Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)			Securities Underlying Options (#)		($)
Timothy M. Yager(1) Director, President and Chief Executive Officer	2004 2003 2002	$59,231 — 64,055	$210,000 — 29,040		$	— — 850	(6)	$2,567,500 — —	(8)	$1,087,202 723,333 1,456,908	(9) (10) (11)
Stebbins B. Chandor, Jr.(2) Executive Vice President Operations and Chief Financial Officer	2004 2003 2002	201,942 — 96,154	125,000 — 22,192			— — 2,400	(6)	— — —		— — 1,889,444	(11)
John (Sonny) J. Peterman(3) Senior Vice President of Sales	2004 2003 2002	14,250 — —	— —			750 — —	(6)	— — —		— — —
Patricia M. Greteman Vice President and Controller	2004 2003 2002	119,010 110,245 107,624	98,800(5 59,208 7,500)			— — —		— — —		— — —
Craig A. Kinley(4) Vice President of Engineering and Network Operations	2004 2003 2002	128,220 — —	102,800 32,000 —	(5)		19,854 — —	(7)	— — —		— — —

(1)
Mr. Yager entered into an agreement with iPCS, Inc. to act as Chief Restructuring Officer on January 27, 2003. Mr. Yager became our President and Chief Executive Officer following the consummation of our reorganization.

(2)
Mr. Chandor resigned as an executive officer of iPCS, Inc. as of November 30, 2001, upon the closing of our acquisition by AirGate, but remained as an employee through March 31, 2002. Mr. Chandor was hired on a part-time basis in October 2003 and was hired on a full-time basis as Executive Vice President Operations and Chief Financial Officer in March 2004.

(3)
Mr. Peterman commenced employment with us in August 2004.

(4)
Mr. Kinley commenced employment with us in October 2003.

(5)
Includes the payment of two installments, each in the amount of $25,000, under the retention bonus plan for certain key employees, which plan was approved by the bankruptcy court in August 2004. The two final installments will be earned and paid during the 2005 fiscal year.

(6)
Consists of a monthly car allowance of $750.

(7)
Consists of a monthly car allowance of $750 and quarterly COLA payments totaling $10,854.

(8)
Consists of 250,000 shares of stock and stock unit awards granted on July 20, 2004, stock price $10.27.

(9)
Consists of $615,000 paid to Mr. Yager for his services as Chief Restructuring Officer and a $472,202 success fee.

(10)
Consists of $133,333 of consulting payments paid to Mr. Yager under the consulting provisions of his employment agreement with us and $590,000 for his services as Chief Restructuring Officer.

(11)
Consists of amounts paid to Mr. Yager and Mr. Chandor upon their termination after the change of control to AirGate under the terms of their employment agreements with us. Included in these amounts are $333,333 and $400,000 for Mr. Yager and Mr. Chandor, respectively, for consulting services, and $913,248 for Mr. Chandor for payments related to Section 280G of the Internal Revenue Code excise tax gross-ups.

Option/SAR Grants in Last Fiscal Year

	Individual Grants			Grant Date Value
Name	Number of Securities Underlying Options/SARs Granted (#)(1)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Present Value ($)
Timothy M. Yager	250,000	43%	$10.27	7/20/2014	$1,452,500
Stebbins B. Chandor, Jr.	137,500	24	10.27	7/20/2014	798,875
John (Sonny) J. Peterman	50,000	9	19.00	8/24/2014	537,500
Patricia M. Greteman	40,000	7	10.27	7/20/2014	232,400
Craig A. Kinley	40,000	7	10.27	7/20/2014	232,400

(1)
All options granted in the last fiscal year vest quarterly over the four year period commencing on the grant date.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($)

Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable/Unexercisable	Exercisable/Unexercisable
Timothy M. Yager	—	—	15,625/234,375	$124,688/$1,870,313
Stebbins B. Chandor, Jr.	—	—	8,594/128,906	$68,580/$1,028,670
John (Sonny) J. Peterman	—	—	3,125/46,875	$—
Patricia M. Greteman	—	—	2,500/37,500	$19,950/$299,250
Craig A. Kinley	—	—	2,500/37,500	$19,950/$299,250

        Compensation of Directors.    Effective as of July 20, 2004, we compensate our directors as follows:

  •
  Under our 2004 Long-Term Incentive Plan, we granted each of our outside directors a stock option to purchase 7,500 shares of our common stock at the per share exercise price equal to the fair market value of the stock at the date of grant, which was $18.90 for Mr. Davis and $10.27 for the other outside directors. These options shall vest with respect to 25% of the shares covered thereby as of the last day of each fiscal quarter.

  •
  We pay an annual retainer to the chairman of our board of directors in the amount of $40,000, and we granted the chairman a stock option to purchase an additional 10,500 shares of our common stock at the per share exercise price equal to the fair market value of the stock at the date of grant, which was $18.90. The option shall vest with respect to 25% of the shares covered thereby as of the last day of each fiscal quarter.

  •
  We pay annual retainers to the chairman of our audit committee, the chairman of our compensation committee and the chairman of our nominating and corporate governance committee in the amounts of $30,000, $24,000 and $24,000, respectively. In addition, we granted the chairman of our audit committee a stock option to purchase 2,500 shares of our common stock at the per share exercise price equal to the fair market value of the stock at the date of grant, which was $18.90. The option shall vest with respect to 25% of the shares covered thereby as of the last day of each fiscal quarter.

  •
  We pay an annual retainer to outside directors not serving as a committee chairman in the amount of $18,000.

  •
  We pay each outside director $1,500 for each face-to-face board meeting that he attends, $750 for each telephonic board meeting in which he participates, $1,000 for each face-to-face committee meeting that he attends, and $500 for each telephonic committee meeting in which he participates.

  •
  All of our outside directors will be reimbursed for out-of-pocket expenses for attending board and committee meetings.

        YMS Restructuring Management Services Agreement.    On January 27, 2003, Mr. Yager was appointed Chief Restructuring Officer to oversee our restructuring and his company, YMS Management, L.L.C., entered into a restructuring management services agreement to manage our day-to-day operations. In connection with his appointment as chief restructuring officer, we and Mr. Yager agreed to terminate the provisions of his employment agreement which he had entered into with us prior to our acquisition by AirGate PCS, Inc. which provided for consulting services to us and payments thereunder to Mr. Yager. The restructuring management services agreement provided for weekly payments of $15,000, plus certain expenses. The agreement also provided that upon confirmation of a plan of reorganization or a sale of us, Mr. Yager was entitled to a fixed fee equal to $500,000 less 50% of the aggregate weekly payments under the restructuring management services agreement, beginning on July 1, 2004 through the effective date of the plan or the effective date of a sale. If a sale of us resulted in proceeds in excess of $190 million, Mr. Yager was entitled to a fee equal to the lesser of 1.25% of such proceeds or $3.5 million. In addition, upon the closing of any equity investment in us, Mr. Yager was entitled to a fee equal to 2% of the amount invested. In connection with the consummation of the reorganization, we paid Mr. Yager approximately $472,000 under this agreement.

        Employment Agreements.    As of the effective date of our plan of reorganization, we entered into a three year employment agreement with Mr. Yager, our President and Chief Executive Officer, on substantially the terms set forth below. The term will be automatically renewed for successive one year periods absent 90 days advance notice by either party. Mr. Yager's employment agreement provides for an initial minimum annual base salary of $350,000. Under the employment agreement, Mr. Yager is eligible for annual incentive bonuses and is entitled to benefits, such as retirement, health and other fringe benefits which are provided to other executive employees, reimbursement of business expenses, limited reimbursement of legal and financial planning expenses and other perquisites as may be approved by the Board from time to time. As of the effective date, we have granted Mr. Yager a total of 250,000 stock options under our 2004 Plan at an exercise price of $10.27 per share. No compensation expense was recorded for the option grant as the exercise price was equal to the fair market value of the stock on the grant date as determined by reference to the valuation prepared in connection with the reorganization. In addition, in consideration for his facilitating our emergence from bankruptcy, as of the effective date we have granted Mr. Yager a total of 250,000 stock and stock unit awards, which are fully vested as of the date of grant. Based on the valuation report, we recognized compensation expense of approximately $2.6 million with respect to the fully vested awards. Additional details regarding the equity-based awards are discussed below.

        Under the employment agreement, Mr. Yager's employment may be terminated by him or us at any time and for any reason. If his employment is terminated for any reason, he will be entitled to payment of his accrued but unpaid salary, vacation pay, unreimbursed business expenses and other items earned and owed to him by us. If his employment is terminated as a result of death or disability, he, or his estate in the event of his death, will be paid his salary through the first anniversary of the date his death or termination for disability occurs, he will receive a lump sum payment of his target incentive bonus and his outstanding equity awards will fully vest.

        If Mr. Yager's employment is terminated by us for reasons other than for cause, or if he terminates his employment following a material breach by us of the employment agreement which is not cured within 30 days, or within 60 days after we relocate our business outside of the Chicago metropolitan area, he will be entitled to continuing payments of his salary through the first anniversary of his termination, continuation of health benefits for him and his dependents for the same period, a lump sum payment of his target incentive bonus and one year of additional vesting of his stock options. All severance payments pursuant to the employment agreement terminate in the event Mr. Yager violates the confidentiality, noncompetition or nonsolicitation provisions of the employment agreement.

        The employment agreement contains special provisions that apply in the event of a change in control of us. The agreement provides that if, during the one year period following a change in control, Mr. Yager's employment is terminated by us for reasons other than for cause or if he terminates for good reason, he will be entitled to a lump sum payment equal to three years of his salary, a lump sum payment of his target incentive bonus, which will be set annually by the compensation committee, continuation of his and his dependents' health benefits at the employee rate for a period of three years following his termination and immediate vesting of his outstanding equity-based awards. In the event that, in connection with a change in control, any payments or benefits to which Mr. Yager is entitled to from us constitute excess golden parachute payments under applicable IRS rules, he will receive a payment from us in an amount which is sufficient to pay the parachute excise tax that he will have to pay on those parachute payments. In addition, we will pay him an amount sufficient for him to pay the income tax, related employment taxes, and any additional excise taxes that he will have to pay related to our reimbursement to him of the parachute excise tax. For purposes of the employment agreement, the term "change in control" has the same meaning as for the 2004 Long-Term Incentive Plan, discussed below.

        If Mr. Yager's employment terminates for any reason other than discussed above, he is not entitled to any severance benefits under the employment agreement.

        Pursuant to the employment agreement, Mr. Yager has agreed to keep all of our confidential information secret and he has agreed that, while he is employed by us and for a period of 12 months after his termination of employment, he will not compete with us in the wireless telecommunications services business in any of the basic trading areas in which we have been granted the right to carry on the wireless telecommunications business, he will not solicit our customers for a competitive business and he will not solicit our employees.

        As of the effective date of our plan of reorganization, we also entered into an employment agreement with Stebbins B. Chandor, our Executive Vice President Operations and Chief Financial Officer, which agreement is substantially the same as Mr. Yager's agreement except for the compensation package (including options and bonus opportunities), job duties and the amount of certain post-change in control termination benefits in the event of a covered termination (1.5 times salary and 18 months of benefits). Mr. Chandor's annual base salary is $250,000 and as of the effective date we have granted him a total of 137,500 stock options which have an exercise price of $10.27 per share. No compensation expense was recorded for the option grant as the exercise price was equal to the fair market value of the stock on the grant date as determined by reference to the valuation prepared in connection with the reorganization.

        We have also entered into employment agreements with Mr. John (Sonny) Peterman, Mr. Edmund Quatmann, Jr., Mr. Craig Kinley and Ms. Patricia Greteman, as our Senior Vice President of Sales, General Counsel, Vice President of Engineering and Network Operations and Vice President and Controller, respectively. These agreements are substantially the same as the agreement with Mr. Chandor, except for the compensation package (including options and bonus opportunities), job duties and the amount of certain post-change in control termination benefits in the event of a covered termination (1 times salary and 12 months of benefits). Mr. Peterman's annual base salary is $195,000 and we granted him a total of 50,000 stock options which have an exercise price of $19.00 per share. Mr. Quatmann's annual base salary is $190,000 and we granted him a total of 45,000 stock options which have an exercise price of $25.60. Mr. Kinley's annual base salary is $132,000 and as of the effective date we have granted him a total of 40,000 stock options which have an exercise price of $10.27 per share. Ms. Greteman's annual base salary is $122,000 and as of the effective date we have granted her a total of 40,000 stock options which have an exercise price of $10.27 per share. No compensation expense was recorded for the option grants as the exercise price was equal to the fair market value of the stock on the grant date, which for Mr. Kinley and Ms. Greteman, was determined by reference to the valuation prepared in connection with the reorganization.

        2004 Long-Term Incentive Plan.    As of the effective date of our plan of reorganization, we adopted the 2004 Long-Term Incentive Plan, or the 2004 Plan. Under the 2004 Plan, we may grant stock options, stock appreciation rights, full value awards and cash-based incentive awards to our employees, consultants and directors. The total number of shares of our common stock that we may award under the 2004 Plan is 1,000,000 shares. The number of shares and the price at which shares of stock may be purchased under the 2004 Plan may be adjusted under certain circumstances, such as in the event of a corporate restructuring. The maximum number of shares of stock that may be delivered to participants under the 2004 Plan shall be 1,000,000. Up to 500,000 shares may be issued in conjunction with awards other than options and stock appreciation rights, or SARs. No one individual may be granted options or SARs covering more than 500,000 shares in any one calendar year. No one individual may receive stock unit awards, intended to be performance-based compensation, covering more than 300,000 shares in any one calendar year. No one individual may receive a cash incentive award, intended to be performance-based compensation, in excess of $200,000 per month for any performance period.

        Our compensation committee will administer our 2004 Plan. The 2004 Plan essentially gives the compensation committee sole discretion and authority to select those persons to whom awards will be made, to designate the number of shares covered by each award, to establish vesting schedules and terms of each award, to specify all other terms of awards, and to interpret the 2004 Plan.

        Stock appreciation rights may be granted in connection with options, or may be granted as free-standing awards. Exercise of an option will result in the corresponding surrender of the attached stock appreciation right. At a minimum, the exercise price of an incentive stock option must be at least equal to the fair market value of a share of common stock on the date on which the option is granted.

        Options and stock appreciation rights will be exercisable in accordance with the terms set by the compensation committee when granted and will expire on the date determined by the compensation committee. All options and stock appreciation rights must expire no later than ten years after they are granted under our plan. If a stock appreciation right is issued in connection with an option, the stock appreciation right will expire when the related option expires. Special rules and limitations apply to stock options which are intended to be incentive stock options.

        Under our 2004 Plan, our compensation committee may grant common stock or stock units to participants. During the period that a stock award or stock unit award is subject to restrictions or limitations, the participants may receive dividend rights, relating to the underlying shares.

        The compensation committee may award participants cash incentive awards which entitle the participant to receive payment in cash or shares at the end of a performance period to the extent provided under the award. Our compensation committee establishes the performance measures and periods with respect to such awards.

        Subject to the specific terms of any outstanding award, in the event of a change in control of our company, all options and SARs which are held at the time of the change in control will become immediately vested and exercisable and all stock awards and cash incentive awards shall be fully earned and vested. The term "change in control" is defined in the 2004 Plan, generally, as the occurrence of any of the following events:

  •
  the direct or indirect sale, other disposition (other than by way of merger or consolidation) of all or substantially all of the assets of us to any person other than a "permitted holder";

  •
  the adoption of a plan relating to the liquidation or dissolution of us;

  •
  the consummation of any transaction the result of which is that any person, other than a permitted holder, becomes the beneficial owner, directly or indirectly, of more than 50% of the voting stock of us; or

  •
  the first day on which a majority of the members of the Board of Directors are not continuing directors (as defined in the plan).

        A "permitted holder" is defined as The Blackstone Group, The TCW Group and American International Group, Inc. and their respective affiliates (other than their respective portfolio companies).

        Compensation Committee Interlocks and Insider Participation.    There are no compensation committee interlocks (i.e., none of our executive officers serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving as a member of our board of directors or compensation committee).

Employment Agreements Prior to AirGate Merger.

        Yager Employment Agreement.    As of the closing of our acquisition by AirGate on November 30, 2001, Mr. Yager's employment with us terminated and he received a severance payment from us in the amount of $1,094,535 in accordance with the terms of his employment agreement. As a result of the acquisition, stock options under our 2000 Long-Term Incentive Stock Plan became exercisable for 31,874 shares of AirGate common stock at a weighted average exercise price of $159.25 per share. Mr. Yager was entitled to an annual consulting fee of $400,000 during the period beginning on the date of his termination of employment and ending on December 31, 2004. In connection with entering into the YMS Restructuring Management Services Agreement discussed above, Mr. Yager agreed to forego his consulting fee for the period following the effective date of the YMS Restructuring Management Services Agreement.

        Chandor and Greteman Employment Agreements.    Prior to the AirGate merger, Mr. Chandor, our then Senior Vice President, Chief Financial Officer, had an employment agreement which was substantially the same as Mr. Yager's employment agreement except for the compensation package (including options and bonus opportunities), job duties and the duration (12 months) of post-termination health benefits in the event of a covered termination. Mr. Chandor's annual base salary was $175,000 and he was granted a total of 250,000 stock options which had an exercise price of $5.50 per share. Mr. Chandor's employment terminated in connection with our acquisition by AirGate and he received a severance payment. Ms. Greteman's employment agreement was substantially the same as our agreement with Mr. Chandor except for the compensation package (including options and bonus opportunities) and job duties. Ms. Greteman's annual base salary was $100,000 and she was granted a total of 30,000 stock options which had an exercise price of $5.50 per share. In addition, Ms. Greteman's agreement provided for the payment of severance benefits in the event that Ms. Greteman terminated employment because her job duties were required to be performed more than 50 miles from Geneseo, Illinois.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

        The following table presents information with respect to our equity compensation plan as of September 30, 2004:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	—	—	—
Equity compensation plans not approved by security holders:(1)	700,500	$11.34	155,334	(2)

Total	700,500		155,334

(1)
Consists of our 2004 Long-Term Incentive Plan, which plan was implemented pursuant to our plan of reorganization.

(2)
Gives effect to 125,000 shares of common stock that were granted and issued to Mr. Yager on the effective date of our plan of reorganization, and 19,166 shares of restricted common stock which have been granted and issued.

Security Ownership of Certain Beneficial Owners and Management

        The following table presents information regarding the beneficial ownership of our common stock as of December 24, 2004 with respect to: (i) each person who, to our knowledge, is the beneficial owner of 5% or more of outstanding common stock; (ii) each of our directors; (iii) our President and Chief Executive Officer; (iv) each of the other Named Executive Officers; and (v) all executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
AIG Global Investment Corp.(3)	2,623,535	30.1%
Silver Point Capital, L.P.(4)	2,208,702	25.3%
Ramius Capital Group, LLC(5)	854,898	9.8%
Timothy M. Yager(6)	206,250	2.3%
Timothy C. Babich(7)	3,750	*
Donald L. Bell(8)	3,750	*
Eugene I. Davis(9)	5,000	*
Eric F. Ensor(10)	3,750	*
James J. Gaffney(11)	9,000	*
Kevin M. Roe(12)	3,750	*
Stebbins B. Chandor, Jr.(13)	17,188	*
John (Sonny) J. Peterman(14)	6,250	*
Patricia M. Greteman(15)	5,000	*
Craig A. Kinley(16)	5,000	*
All executive officers and directors as a group (12 persons)(17)	271,501	3.0%

*
Less than 1%.

(1)
Except as otherwise indicated below, the address for each director and executive officer is 1901 North Roselle Road, Suite 500, Schaumburg, Illinois 60195.

(2)
Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. A person is deemed to be the beneficial owner of any shares of common stock if such person has or shares the right to vote or dispose of such common stock, or has the right to acquire beneficial ownership at any time within 60 days of the date of the table.

(3)
AIG Global Investment Corp. (a subsidiary of American International Group, Inc.) is the investment adviser of AIG Annuity Insurance Company, AIG Life Insurance Company, AIG Retirement Services, Inc., SunAmerica Life Insurance Company and The Variable Annuity Life Insurance Company and is the investment sub-adviser of VALIC Company II Strategic Bond Fund, SunAmerica Income Funds—SunAmerica High Yield Bond Fund, SunAmerica Series Trust—High Yield Bond Portfolio (Polaris), SunAmerica Income Funds—SunAmerica Strategic Bond Fund, and VALIC Company II High Yield Bond Fund. As the investment adviser and investment sub-adviser of the aforementioned entities, AIG Global Investment Corp. has investment discretion over securities held by these entities. Of the 2,623,535 shares, 387,553 shares are held by AIG Annuity Insurance Company, 712 shares are held by AIG Life Insurance Company, 170,979 shares are held by AIG Retirement Services, Inc., 777,672 shares are held by SunAmerica Life Insurance Company, 387,553 shares are held by The Variable Annuity Life Insurance Company, 27,071 shares are held by VALIC Company II Strategic Bond Fund, 336,972 shares held by SunAmerica Income Funds—SunAmerica High Yield Bond, 418,187 shares are held by SunAmerica Series Trust—High Yield Bond Portfolio (Polaris), 59,130 shares are held by SunAmerica Income Funds—SunAmerica Strategic Bond Fund, and 57,706 shares are held by VALIC Company II High Yield Bond Fund. The Global Investment Committee of AIG Global Investment Corp., each member of which is described in AIG Global Investment Corp.'s form ADV last filed with the SEC as of June 14, 2004, has the power to vote and dispose of the securities owned by the aforementioned entities. AIG Global Investment Corp. is headquartered at 70 Pine Street, New York, New York, 10270. AIG Global Investment Corp. and the members of its Global Investment Committee disclaim beneficial ownership of these securities.

(4)
Silver Point Capital Offshore Fund, Ltd.; Silver Point Capital Fund, L.P.; and SPCP Group, L.L.C. are each affiliates of Silver Point Capital, L.P. Of the 2,208,702 shares, 1,386,474 shares are held by Silver Point Capital Offshore Fund, Ltd., 814,290 shares are held by Silver Point Capital Fund, L.P. and 7,938 shares are held by SPCP Group, L.L.C. Silver Point Capital, L.P. is headquartered at 600 Steamboat Road, Greenwich, Connecticut 06830.

(5)
As reflected on a Schedule 13G filed on August 20, 2004 by Ramius Capital Group, LLC and its affiliates as members of a group. Of the 854,898 shares, 763,424 are held by RCG Carpathia Master Fund, Ltd. and 91,474 are held by SPhinX Distressed (RCG Carpathia), Segregated Portfolio. Ramius Capital Group, LLC and its affiliates are headquartered at 666 Third Avenue, 26th Floor, New York, New York 10017.

(6)
Includes 125,000 shares of common stock issuable upon the exercise of outstanding stock and stock unit awards and 31,250 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(7)
Includes 3,750 shares of common stock issuable upon the exercise of stock options exercisable within 60 days. Mr. Babich is a Portfolio Manager with Silver Point Capital, L.P. His business address is 600 Steamboat Road, Greenwich, Connecticut 06830. Mr. Babich disclaims beneficial ownership of the securities held by Silver Point Capital, L.P.

(8)
Includes 3,750 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(9)
Includes 5,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(10)
Includes 3,750 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(11)
Includes 9,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(12)
Includes 3,750 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(13)
Includes 17,188 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(14)
Includes 6,250 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(15)
Includes 5,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(16)
Includes 5,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(17)
Information provided is for the individuals who were our executive officers and directors on December 24, 2004, and includes 125,000 shares of common stock issuable upon the exercise of outstanding stock and stock unit awards and 96,501 shares issuable upon the exercise of stock options that are exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with AirGate

        We were owned by AirGate PCS, Inc. from November 30, 2001 until October 17, 2003 when AirGate irrevocably transferred for no consideration all of our common stock which it owned into a liquidating trust organized under Delaware law for the sole benefit of AirGate's stockholders on that date. Upon the effective date of the Plan of Reorganization, our common stock held by the liquidating trust was cancelled and the trust terminated by its terms. While we were owned by AirGate, we engaged in certain transactions with AirGate and other relationships existed between us. With the exception of normal course of business dealings under our and AirGate's respective affiliation agreements with Sprint PCS, we no longer maintain any relationship with AirGate.

YMS Restructuring Management Services Agreement

        On January 27, 2003, Mr. Yager was appointed Chief Restructuring Officer to oversee our restructuring and his company, YMS Management, L.L.C., entered into a restructuring management services agreement to manage our day-to-day operations. In connection with the consummation of the reorganization, we paid Mr. Yager approximately $472,000 under this agreement. See "Management—YMS Restructuring Management Services Agreement."

Notes Registration Rights Agreement

        In connection with the offering of $165 million of our senior notes, we and our subsidiaries iPCS Wireless, Inc. and iPCS Equipment, Inc. (the "Guarantors"), entered into a registration rights agreement, dated as of April 30, 2004, with the initial purchasers of our 11 1/2% senior notes due 2012 (the "unregistered notes"). The following is a summary of the material terms of that registration rights agreement.

        Pursuant to the registration rights agreement, we and the Guarantors filed the exchange offer registration statement with the SEC on August 5, 2004, and it was declared effective on November 24, 2004. Upon the effectiveness of the exchange offer registration statement, we and the Guarantors agreed to use all commercially reasonable efforts to issue, on or prior to 30 business days after the date on which the exchange offer registration statement was declared effective by the SEC, registered notes in exchange for all notes tendered prior thereto in the exchange offer. On December 27, 2004, we issued registered notes for all notes tendered prior thereto in the exchange offer.

        The registration rights agreement also provides that we and the Guarantors may be required to file with the SEC a shelf registration statement to cover resales of the unregistered notes by the holders thereof who satisfy certain conditions relating to the provision of information in connection with the shelf registration statement. The shelf registration obligation is triggered if (1) we and the Guarantors (a) are not required to file the exchange offer registration statement, (b) are not permitted to consummate the exchange offer because the exchange offer is not permitted by applicable law or SEC policy, or (c) have not consummated the exchange offer by the 31st day after the later to occur of (i) 210 days after the closing of the offering of the unregistered notes and (ii) 135 days after the confirmation of the plan of reorganization; or (2) any holder of the transfer restricted securities (as defined in the registration rights agreement) notifies us prior to the 20th business day following consummation of the exchange offer that (a) it is prohibited by law or SEC policy from participating in the exchange offer, (b) it may not resell the registered notes acquired by it in the exchange offer to the public without delivering a prospectus and the prospectus contained in the exchange offer registration statement is not appropriate or available for such resales, or (c) it is a broker-dealer and owns notes acquired directly from us or an affiliate of us.

        If obligated to file the shelf registration statement, we and the Guarantors are required to use all commercially reasonable efforts to file the shelf registration statement with the SEC on or prior to 30 days after such filing obligation arises and to cause the shelf registration to be declared effective by the SEC on or prior to 90 days after such obligation arises.

        AIG Global Investment Corp. has preliminarily advised us that its affiliates hold approximately $47.3 million of the unregistered notes. We anticipate that we will be required to file a shelf registration statement based upon this holding.

Common Stock Registration Rights Agreement

        Section 1145(a)(1) of the Bankruptcy Code exempted the offer of our common stock from the registration requirements of the Securities Act. Section 1145(a)(1) exempts the offer or sale of securities pursuant to a plan of reorganization from the registration requirements of the Securities Act and from registration under state securities laws if the following conditions are satisfied: (1) the securities are issued by a company (a "debtor" under the Bankruptcy Code), or its affiliates or successors, under a plan of reorganization; (2) the recipients of the securities hold a claim against, an interest in, or a claim for an administrative expense against the debtor; and (3) the securities are issued in exchange for the recipients' claim against or interest in the debtor, or principally in such exchange and partly for cash or property. In general, offers and sales of securities made in reliance on the exemption afforded under section 1145(a)(1) of the Bankruptcy Code are deemed to be made in a public offering, so that the recipients thereof, other than underwriters, are free to resell such securities without registration under the Securities Act. In addition, such securities generally may be resold without registration under state securities laws pursuant to various exemptions provided by the respective laws of the several states.

        The exemption from the registration requirements of the Securities Act for resales provided by section 1145(a) is not available to a recipient of post-bankruptcy common stock if such individual or entity is deemed to be an "underwriter" with respect to such common stock, as that term is defined in section 1145(b) of the Bankruptcy Code. Section 1145(b) of the Bankruptcy Code defines the term "underwriter" as one who (1) purchases a claim with a view toward distribution of any security to be received in exchange for the claim, (2) offers to sell securities issued under a plan for the holders of such securities, (3) offers to buy securities issued under a plan from persons receiving such securities, if the offer to buy is made with a view toward distribution, or (4) is a control person of the issuer of the securities.

        Accordingly, as required by the plan of reorganization, we entered into a registration rights agreement with the following holders of our newly issued common stock who may be deemed to be "underwriters" with respect to such stock: certain affiliates of AIG Global Investment Corp. and Silver Point Capital, L.P., and Mr. Yager. Mr. Timothy Babich, who became one of our directors upon consummation of our reorganization, is a Portfolio Manager with Silver Point Capital, L.P. The following is a summary of the material terms of that registration rights agreement.

        Pursuant to the common stock registration rights agreement, we agreed to prepare and file, prior to the date that is 20 days after the effective date, a shelf registration statement covering the resale of our common stock held by our affiliated holders. We filed the shelf registration statement on August 5, 2004, and it was declared effective on November 24, 2004. Subject to our suspension right discussed below, we agreed to use our commercially reasonable efforts to maintain the effectiveness of a shelf registration statement continuously until the earliest to occur of (1) the second anniversary of the date the shelf registration statement is declared effective and (2) such date as all of the shares of common stock included on the shelf registration statement may be sold or transferred without registration on such registration statement. We have the right (exercisable on not more than one occasion in any 12-month period) to postpone or suspend the filing or effectiveness of a shelf registration statement

(but not for a period exceeding 30 days in the aggregate in any 12-month period) if we determine that such registration and offering would reasonably be expected to interfere with certain significant transactions or events, or would require public disclosure of any such transaction or event prior to the time such disclosure might otherwise be required.

        At any time after the expiration of the effectiveness of the shelf registration statement, any of the parties to the registration rights agreement (other than Mr. Yager) may make a request for registration of their common stock having a minimum value of $15 million. All holders of common stock will be entitled to participate in any such demand registration on a pro rata basis and the holders making the demand shall have a priority over any shares sought to be sold in any such registration. AIG Global Investment Corp. and its transferees shall be entitled to request, in the aggregate, two demand registrations, and Silver Point Capital and its transferees shall be entitled to request, in the aggregate, two demand registrations. No more than two requests for a demand registration shall be permitted in any 12-month period, and we will not be required to effect a demand registration until a period of 180 days shall have elapsed from the date on which the distribution of common stock under any previous demand registration has been completed.

        We have the right to postpone a demand registration if we are advised that such demand registration would adversely affect any other public offering of our securities (other than in connection with employee benefit and similar plans) for which we had previously commenced preparations, or if such demand registration would reasonably be expected to interfere with certain significant transactions or events, or require public disclosure of such a transaction or event prior to the time such disclosure might otherwise be required. With respect to any underwritten demand registration, we shall have the right, in consultation with the selling holders, to select any investment banker and manager or co-managers to administer the offering.

        Additionally, the holders of common stock who are party to the registration rights agreement shall be entitled to piggyback onto any registration by us of our common stock (other than on Form S-4 or S-8) for our own account or for the account of any other holders. We will have priority in any registration we have initiated for our own account. Any cutback required with respect to the holders shall be done on a pro rata basis.

        In connection with any underwritten registration of our common stock pursuant to the registration rights agreement, we will agree, as will each holder who participates in such registration, not to sell any iPCS equity securities during such period as the managing underwriter may request (not to exceed 90 days from the date of the final prospectus).

        We will pay all customary costs and expenses associated with each registration, including for each registration statement prepared, the reasonable fees and expenses of one counsel for the holders. Holders of our common stock will pay underwriting discounts, commissions and applicable transfer taxes, if any, on any shares sold by them.

        Our obligation under the registration rights agreement to register common stock for sale under the Securities Act shall terminate on the earliest to occur of the date on which all shares of common stock held by the holders party to such agreement (1) have been distributed to the public pursuant to an offering registered under the Securities Act, (2) have been sold to the public through a broker, dealer or market-maker in compliance with Rule 144 under the Securities Act, (3) may be sold or transferred pursuant to Rule 144(k) under the Securities Act without restrictions or (4) cease to be outstanding.

        Each holder of common stock who is a party to the registration rights agreement may assign its rights under the registration rights agreement to a third party in connection with a transfer of such holder's common stock to such third party, and provided that we receive prompt notice of such transfer and such third party becomes a party to the registration rights agreement.

Relationship with Stockholders

        We are insured by an insurance company affiliated with AIG Global Investment Corp., the beneficial owner of approximately 30% of our common stock. The annual premium for such coverage, approximately $0.3 million, was paid to our broker in July 2004. We believe that the cost of insurance is comparable to the cost of insurance which could have been obtained in transactions with unaffiliated entities.

        Silver Point Capital, L.P., the beneficial owner of approximately 25.3% of our common stock, purchased two pre-petition claims against us from creditors in our bankruptcy. The aggregate amount of the claims purchased by Silver Point is approximately $0.3 million. We intend to process these claims in a manner consistent with other pre-petition claims against us.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

        Fees billed to us by Deloitte & Touche LLP for the years ended September 30, 2003 and 2004 were as follows (dollars in thousands):

        Audit Fees.    The aggregate fees billed for the audit of our consolidated financial statements for the years ended September 30, 2003 and 2004 and for the reviews of the consolidated financial statements and for other attest services primarily related to financial accounting consultations, comfort letters and consents related to registration statements were $249,000 and $629,000, respectively.

        Audit-Related Fees.    The aggregate fees billed for audit-related services for the years ended September 30, 2003 and 2004 were $0 and $66,000, respectively. These fees primarily relate to audits of employee benefit plans and accounting consultation for contemplated transactions.

        Tax Fees.    The aggregate fees billed for tax services for the years ended September 30, 2003 and 2004 were $12,000 and $77,000, respectively. These fees relate to tax compliance, tax advice and tax planning.

        All Other Fees.    There were no other fees for the years ended September 30, 2003 and 2004.

        Our audit committee is responsible for appointing our independent auditor and approving the terms of the independent auditor's services. Our audit committee charter provides that the audit committee must review and pre-approve all audit and non-audit services to be provided by the independent auditor. Normally, pre-approval would be provided at regularly scheduled meetings of our audit committee or by way of an unanimous written consent. However, the authority to grant specific pre-approval between meetings, as necessary, may be delegated to one or more designated members of our audit committee whose decisions will be presented to the full audit committee at its next regularly scheduled meeting.

        Our audit committee was constituted by our board of directors at its meeting on August 25, 2004. Prior to that date, our board of directors served as our audit committee. Our board did not approve any of the Audit-Related Fees, Tax Fees or All Other Fees billed to us for the years ended September 30, 2003 and 2004; however, our audit committee did approve the engagements of our independent auditor for the audit and tax return for the year ended September 30, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this annual report on Form 10-K:

1.
Financial Statements

        Reports of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of September 30, 2004 (Successor Company) and 2003 (Predecessor Company), Consolidated Statements of Operations for the period from July 2, 2004 through September 30, 2004 (Successor Company), the period from October 1, 2003 through July 1, 2004 and the years ended September 30, 2003 and 2002 (Predecessor Company), Consolidated Statements of Cash Flows for the period from July 2, 2004 through September 30, 2004 (Successor Company), the period from October 1, 2003 through July 1, 2004 and the years ended September 30, 2003 and 2002 (Predecessor Company), Consolidated Statements of Redeemable Preferred Stock and Equity (Deficiency) for the period from July 2, 2004 through September 30, 2004 (Successor Company), the period from October 1, 2003 through July 1, 2004 and the years ended September 30, 2003 and 2002 (Predecessor Company) and Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedules. None

  3.
  See the Exhibit Index following the financial statements.

(b)
See the Exhibit Index following the financial statements.

(c)
Financial Statement Schedules. None

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

        We have not sent either of the following to our security holders:

(1)
Any annual report covering our last fiscal year; or

(2)
Any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPCS, Inc.
By:	/s/ TIMOTHY M. YAGER Timothy M. Yager President and Chief Executive Officer Date: December 28, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY M. YAGER	Director, President and Chief Executive Officer (Principal Executive Officer)	December 28, 2004
/s/ TIMOTHY C. BABICH	Director	December 28, 2004
/s/ DONALD L. BELL	Director	December 28, 2004
/s/ EUGENE I. DAVIS	Director	December 28, 2004
/s/ ERIC F. ENSOR	Director	December 28, 2004
/s/ JAMES J. GAFFNEY	Director	December 28, 2004
/s/ KEVIN M. ROE	Director	December 28, 2004
/s/ STEBBINS B. CHANDOR, JR.	Executive Vice President Operations and Chief Financial Officer (Principal Financial Officer)	December 28, 2004
/s/ PATRICIA M. GRETEMAN	Vice President and Controller (Principal Accounting Officer)	December 28, 2004

iPCS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of September 30, 2004 (Successor Company) and 2003 (Predecessor Company)	F-4

Consolidated Statements of Operations for the period from July 2, 2004 through
September 30, 2004 (Successor Company), the period from October 1, 2003 through
July 1, 2004 and the years ended September 30, 2003 and 2002
(Predecessor Company)	F-5

Consolidated Statements of Cash Flows for the period from July 2, 2004
through September 30, 2004 (Successor Company), the period from October 1, 2003 through July 1, 2004 and the years ended September 30, 2003 and 2002 (Predecessor Company)	F-6

Consolidated Statements of Redeemable Preferred Stock and Equity (Deficiency) for the period from July 2, 2004 through September 30, 2004 (Successor Company), the period from October 1, 2003 through July 1, 2004 and the years ended September 30, 2003 and 2002 (Predecessor Company)	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iPCS, Inc. and subsidiaries
Schaumburg, Illinois

        We have audited the accompanying consolidated balance sheet of iPCS, Inc. and subsidiaries as of September 30, 2004 (Successor Company consolidated balance sheet) and 2003 (Predecessor Company consolidated balance sheet), and the related consolidated statements of operations, stockholders' equity (deficiency) and of cash flows for the period from July 2, 2004 through September 30, 2004 (Successor Company operations), the period from October 1, 2003 through July 1, 2004, and the year ended September 30, 2003 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 1 and 3 to the consolidated financial statements, on July 9, 2004, the Bankruptcy Court entered an order confirming the Plan of Reorganization which became effective after the close of business on July 20, 2004. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3.

        In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of iPCS, Inc. and subsidiaries at September 30, 2004, and the results of their operations and their cash flows for the period from July 2, 2004 through September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of September 30, 2003, and the results of its operations and its cash flows for the period from October 1, 2003 through July 1, 2004, and the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Davenport, Iowa
December 27, 2004

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of iPCS, Inc.

        We have audited the accompanying consolidated statements of operations, redeemable preferred stock and equity (deficiency), and cash flows of iPCS, Inc. and subsidiaries for the year ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of iPCS, Inc. and subsidiaries for the year ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of approximately $299.6 million as of September 30, 2002, and is in default under provisions of its credit agreements. On February 23, 2003, the Company filed for reorganization and protection from its creditors under Chapter 11 of the United States Bankruptcy Code. All of these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 6 to the consolidated financial statements, the Company changed its method of recognizing interest expense on its senior discount notes in 2002.

/s/  KPMG LLP

Atlanta, Georgia
March 31, 2004

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	Successor Company September 30, 2004	Predecessor Company September 30, 2003
Assets
Current Assets:
Cash and cash equivalents (Note 3)	$57,760	$17,654
Accounts receivable, net of allowance for doubtful accounts of $1,217 and $2,460, respectively	14,772	15,553
Receivable from Sprint (Note 7)	13,264	6,482
Inventories, net of reserves for excess/obsolescence of $50 and $35, respectively (Note 7)	1,310	600
Prepaid expenses	3,127	4,666
Other current assets	21	145

Total current assets	90,254	45,100
Property and equipment, net (Note 9)	134,931	170,620
Financing costs (Note 12)	6,497	2,737
Customer activation costs	451	2,422
Intangible assets, net of accumulated amortization of $3,051 and $8,966, respectively (Note 11)	78,861	—
Other assets	1,314	695

Total assets	$312,308	$221,574

Liabilities and Stockholders' Equity (Deficiency)
Liabilities Not Subject to Compromise:
Current liabilities:
Accounts payable	$2,742	$1,325
Accrued expenses	20,880	8,837
Payable to Sprint (Note 7)	24,404	15,262
Deferred revenue	5,764	4,822
Current maturities of long-term debt and capital lease obligations (Note 12)	7	127,715

Total current liabilities	53,797	157,961
Customer activation fee revenue	451	4,361
Other long-term liabilities	3,614	8,946
Long-term debt and capital lease obligations, excluding current maturities (Note 12)	165,400	406

Total liabilities not subject to compromise	223,262	171,674

Liabilities subject to compromise (Note 4)	—	229,477
Commitments and contingencies (Note 22)	—	—

Stockholders' Equity (Deficiency):
Preferred stock, (Successor Company), par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares and 1,000 shares authorized, respectively, 8,744,164 and 1,000 shares issued and outstanding, respectively	87	—
Additional paid-in-capital	95,275	192,850
Unearned compensation	(340)	—
Accumulated deficiency	(5,976)	(372,427)

Total stockholders' equity (deficiency)	89,046	(179,577)

Total liabilities and stockholders' equity (deficiency)	$312,308	$221,574

See notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Successor Company	Predecessor Company
	For the Period from July 2, 2004 through September 30, 2004	For the Period from October 1, 2003 through July 1, 2004
			For the Year Ended
			September 30, 2003	September 30, 2002
Revenues:
Service revenue	$37,909	$107,097	$145,249	$116,187
Roaming revenue	15,829	34,525	44,220	47,303
Equipment and other	1,644	4,240	4,824	6,931

Total revenues	55,382	145,862	194,293	170,421

Operating Expenses:
Cost of service and roaming (exclusive of depreciation, as shown
separately below)	(29,082)	(83,230)	(130,065)	(128,512)
Cost of equipment	(5,584)	(12,801)	(11,797)	(20,484)
Selling and marketing	(7,996)	(20,976)	(27,343)	(44,727)
General and administrative (Note 15)	(1,705)	(3,550)	(5,546)	(24,930)
Reorganization income (expense) (Note 5)	—	60,797	(31,093)	—
Non-cash stock compensation expenses (In 2004, $8 related to cost of service and roaming, $9 related to general and administrative and $5 related to selling and marketing. In 2002, $485 related to cost of service and roaming, $3,244 related to general and administrative and $256 related to selling and marketing).	(22)	—	—	(3,985)
Depreciation	(8,790)	(28,596)	(37,274)	(33,687)
Amortization of intangible assets (Note 11)	(3,051)	—	(3,274)	(3,915)
Gain (loss) on disposal of property and equipment (Note 10)	4	(13)	(474)	(6,318)
Impairment of goodwill (Note 11)	—	—	—	(8,060)
Impairment of property and equipment (Note 9)	—	—	—	(29,382)
Impairment of intangible assets (Note 11)	—	—	—	(23,626)

Total operating expenses	(56,226)	(88,369)	(246,866)	(327,626)

Operating income (loss)	(844)	57,493	(52,573)	(157,205)
Interest income	289	263	70	604
Interest expense	(5,425)	(10,142)	(20,301)	(26,154)
Cancellation of debt (Note 3)	—	131,956	—	—
Other income (expense), net	4	7	(63)	56

Loss before the cumulative effect of a change in accounting principle	(5,976)	179,577	(72,867)	(182,699)
Cumulative effect of a change in accounting principle (Note 6)	—	—	—	4,335

Net income (loss)	$(5,976)	$179,577	$(72,867)	$(178,364)

Net loss	$(5,976)	$179,577	$(72,867)	$(178,364)
Dividends and accretion on redeemable preferred stock	—	—	—	(48,533)

Net loss available to common stockholders	$(5,976)	$179,577	$(72,867)	$(226,897)

Basic and diluted loss per share of common stock
Loss available to common stockholders	$(0.65)	n/a	n/a	n/a
Weighted average common shares outstanding	9,257,582	n/a	n/a	n/a

See notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor Company	Predecessor Company
	For the Period from July 2, 2004 through September 30, 2004	For the Period from October 1, 2003 through July 1, 2004
			For the Year Ended
			September 30, 2003	September 30, 2002
Cash Flows from Operating Activities:
Net income (loss)	$(5,976)	$179,577	$(72,867)	$(178,364)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairment of goodwill	—	—	—	8,060
Impairment of property and equipment	—	—	—	29,382
Impairment of intangibles	—	—	—	23,626
(Gain) loss on disposal of property and equipment	(4)	13	474	6,318
Depreciation	8,790	28,596	37,274	33,687
Amortization of intangible assets	3,051	—	3,274	3,915
Amortization of financing costs	208	455	774	938
Interest expense associated with accretion of discount	—	—	11,590	25,973
Cancellation of debt	—	(131,956)	—	—
Reorganization income (expense)	—	(68,276)	22,222	—
Non-cash compensation	22	—	—	3,985
Cumulative effect of change in accounting principle	—	—	—	(4,335)
Provision for doubtful accounts	489	246	3,187	7,350
Changes in assets and liabilities:
Accounts receivable	(385)	459	(4,858)	(9,480)
Receivable from Sprint	(2,531)	(4,251)	10,114	(11,780)
Inventories, net	(266)	(444)	1,997	782
Prepaid expenses, other current and long term assets	476	1,254	(912)	(394)
Accounts payable, accrued expenses and other long term liabilities	766	4,587	15,961	(3,616)
Payable to Sprint	(2,959)	9,639	(21,350)	25,294
Deferred revenue	764	(999)	(1,203)	3,881

Net cash flows from operating activities	2,445	18,900	5,677	(34,778)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,402)	(8,634)	(13,395)	(71,778)
Proceeds from disposition of fixed assets	153	86	77	—

Net cash flows from investing activities	(3,249)	(8,548)	(13,318)	(71,778)

Cash Flows from Financing Activities:
Proceeds from senior notes offering	—	165,000	—	—
Borrowings under senior credit facilities	—	—	—	80,000
Repayments under senior credit facilities	(126,570)	(1,141)	(2,289)	—
Payments on capital lease obligations	—	(3)	(4)	(3)
Debt financing costs	(5,269)	(1,459)	—	(432)

Net cash flows from financing activities	(131,839)	162,397	(2,293)	79,565

Net increase (decrease) in cash and cash equivalents	(132,643)	172,749	(9,934)	(26,991)
Cash and cash equivalents at beginning of period	190,403	17,654	27,588	54,579

Cash and cash equivalents at end of period	$57,760	$190,403	$17,654	$27,588

Supplemental disclosure of cash flow information—cash paid for interest	$467	$8,362	$7,109	$3,933

Supplemental disclosure for non-cash investing activities:
Capitalized interest	$—	$—	$208	$6,489
Capital lease obligations incurred for the acquisition of property and equipment	—	—	(154)	191
Accounts payable incurred for the acquisition of property, equipment and construction in progress	248	279	2,072	6,525
Asset retirement obligations capitalized	—	—	365	—

See notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIENCY)

(In thousands, except share data)

	Redeemable Preferred Stock
			Common Stock
					Additional Paid-in-Capital	Unearned Compensation	Accumulated Deficiency
	Shares	Amount	Shares	Amount
Predecessor Company
Balance at September 30, 2001	23,090,909	$121,548	44,869,643	$449	$70,853	$(3,985)	$(121,196)
Net loss							(178,364)
Accrued dividends on redeemable preferred stock	—	41,335	—	—	(41,335)		—
Accretion to redemption amount of redeemable preferred stock	—	7,198	—	—	(7,198)	—	—
Merger with AirGate PCS, Inc.	(23,090,909)	(170,081)	(44,869,643)	(449)	170,530	—	—
New shares issued to AirGate	—	—	1,000	—	—	—	—
Non-cash stock compensation expense	—	—	—	—		3,985

Balance at September 30, 2002	—	—	1,000	—	192,850	—	(299,560)
Net loss							(72,867)

Balance at September 30, 2003	—	—	1,000	—	192,850	—	(372,427)
Net income							179,577
Elimination of Predecessor Company's stockholder's equity	—	—	(1,000)	—	(192,850)	—	192,850
Issuance of common stock	—	—	8,724,998	87	94,913	—	—

Balance at July 1, 2004	—	—	8,724,998	87	94,913	—	—

Successor Company
Net loss	—	—	—	—	—	—	(5,976)
Grant of restricted stock	—	—	19,166	—	362	(362)	—
Amortization of unearned compensation	—	—	—	—	—	22	—

Balance at September 30, 2004	—	$—	8,744,164	$87	$95,275	$(340)	$(5,976)

See notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Business and Basis of Presentation

        iPCS, Inc. and subsidiaries (collectively, the "Company" or "iPCS") were created for the purpose of becoming a leading provider of wireless Personal Communication Services ("PCS"). On January 22, 1999, the Company entered into a management and related agreements with Sprint Corporation ("Sprint") whereby it became a network partner of Sprint with the exclusive right to market and provide Sprint PCS products and services under the Sprint and Sprint PCS brand names in 16 markets in Illinois and Iowa. The Sprint agreements were subsequently amended in March 2000, February 2001, April 2004 and July 2004. With these four amendments, the number of markets increased to forty and the size of the Company's territory was increased from a total population of 2.8 million residents to 7.8 million residents. On November 30, 2001, AirGate PCS, Inc. ("AirGate"), a network partner of Sprint providing service in North Carolina, South Carolina, and Georgia, acquired iPCS in a tax-free stock transaction. iPCS was designated as an unrestricted subsidiary of AirGate and both companies operated as separate business entities. Due to restrictions in AirGate's indenture governing its outstanding notes, AirGate could not provide funding or financial support to iPCS. On February 23, 2003, the Company and its subsidiaries filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Georgia (the "Filing") (see Note 3). As a result of the Filing and an accumulated deficiency of $372.4 million at September 30, 2003, the realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership was subject to uncertainty. In addition, iPCS was in default with its senior credit facility and its indenture governing its senior discount notes and had no remaining availability under its senior credit facility. As a result as of September 30, 2002 and 2003, there was substantial doubt about the Company's ability to continue as a going concern. On March 31, 2004, the Company filed its Joint Plan of Reorganization with the Bankruptcy Court and subsequently amended it on April 16, 2004 and May 25, 2004. On July 9, 2004, the Plan was approved by the Bankruptcy Court and was declared effective on July 20, 2004. With the net proceeds from the offering of the senior notes approved by the Plan of Reorganization and subject to the Company's ability to manage subscriber growth and achieve operating efficiencies, cash and cash equivalents, combined with cash flows from operations, are expected to be sufficient to fund any operating losses and working capital and to meet capital expenditure needs and debt service requirements for the foreseeable future.

        The consolidated financial statements included herein include the accounts of iPCS, Inc. and its subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the Company adopted fresh-start accounting as of July 1, 2004, and the Company's emergence from Chapter 11 resulted in a new reporting entity. The periods as of and prior to July 1, 2004 have been designated "Predecessor Company" and the periods subsequent to July 1, 2004 have been designated as "Successor Company." Under fresh-start accounting, the reorganization equity value of the company was allocated to the assets and liabilities based on their respective fair values and was in conformity with SFAS No. 141 "Business Combinations." As a result of the implementation of fresh-start accounting, the financial statements of the Company after the effective date are not comparable to the Company's financial statements for prior periods.

        The PCS market is characterized by significant risks as a result of rapid changes in technology, increasing competition and the cost associated with the build-out of a PCS network. The Company's continuing operations are dependent upon Sprint's ability to perform its obligations under the Sprint Agreements. In addition, the Company must be able to attract and maintain a sufficient customer base and achieve satisfactory growth while successfully managing operations to generate enough cash from operations to meet future obligations. Changes in technology, increased competition, or the inability to obtain required financing or achieve break-even operating cash flow, among other factors, could have an adverse effect on the Company's financial position and results of operations.

(2)    Summary of Significant Accounting Policies

  (a)    Revenue Recognition

        The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Effective July 1, 2003, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The EITF guidance addresses accounting for arrangements that involve multiple revenue-generating activities. In applying this guidance, separate contracts with the same party, entered into at or near the same time, are presumed to be abundled transaction, and the their beginning after June 15, 2003. The Company has elected to apply this guidance prospectively from July 1, 2003. Prior to the adoption of EITF 00-21, under the provisions of SAB No. 101, the Company accounted for the sale of handsets and the subsequent service to the customer as a single unit of accounting because the wireless service provided by the Company is essential to the functionality of the customers' handsets. Accordingly, the Company deferred all activation fee revenue and its associated costs and amortized these revenues and costs over the average life of its customers, which is estimated to be 30 months. Under EITF 00-21, the Company is not required to consider whether customers can use their handsets without the wireless service provided to them. Because the Company meets the criteria stipulated in EITF 00-21, the adoption of EITF 00-21 requires the Company to account for the sale of the handset as a separate unit of accounting from the subsequent service to the customer. With the adoption of EITF 00-21, the Company now recognizes activation fee revenue generated from its retail stores as equipment revenue. In addition, the Company recognizes the portion of the activation fee costs related to the handsets sold in its retail stores. Subsequent to July 1, 2003, the Company has continued to apply the provisions of SAB No. 101 and defer and amortize activation fee revenue and costs generated by subscribers outside its retail stores.

        The Company recognizes service revenue from its customers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments, estimated uncollectible late payment fees and early cancellation fees. The Company provides for a reduction of recorded revenue for rebates and discounts given to customers on wireless handset sales in accordance with the EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The Company participates in the Sprint national and regional distribution program in which national retailers, such as Radio Shack and Best Buy, sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Sprint agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's territory, the Company is obligated to reimburse Sprint for the handset subsidy that Sprint originally incurred. The national retailers sell Sprint wireless services under the Sprint and Sprint PCS brands and marks. The Company does not receive any revenues from the sale of wireless handsets by national retailers. The Company classifies these Sprint wireless handset subsidy charges as a selling and marketing expense for a wireless handset sale to a new customer and classifies these subsidies as a cost of service for a wireless handset upgrade to an existing customer.

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

  (b)    Allowance for Doubtful Accounts

        Estimates are used in determining the allowance for doubtful accounts and are based on historical write-off experience and the uncollectibility of accounts receivable by aging category, as well as current information regarding the credit quality of the Company's customers. Using this information, the Company estimates allowances for uncollectibility relative to the aging categories. Bad debt expense as a percentage of service revenues for the period ended September 30, 2004, the period ended July 1, 2004, and the years ended September 30, 2003 and 2002 was 1.3%, 0.2%, 2.2% and 6.3%, respectively. The allowance for doubtful accounts as of September 30, 2004 and 2003 was $1.2 million and $2.5 million, respectively.

  (c)    Reserve for First Payment Default Customers

        From October 2001 to March 2003, the Company reserved a portion of its revenue related to new customers for those customers that it anticipated would never pay a bill. In the first fiscal quarter of 2003, the Company implemented a $125 deposit for its sub-prime credit customers, and in February 2003, this deposit requirement was increased to $250. The stricter credit requirements have significantly improved the credit quality of its customer base; therefore, in the first quarter of 2003, the Company discontinued the reserve for first payment default customers.

  (d)    Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, demand deposits and money market accounts with original maturities of three months or less.

  (e)    Inventories

        Inventories consist of wireless handsets and related accessories held for resale. Inventories are carried at the lower of cost or market using the first-in, first-out method. Cost is based on prices paid to Sprint. Market is determined using replacement cost which is consistent with industry practices. The Company maintains a reserve for obsolete or excess handset inventory for models that remain in inventory after 30 days of being discontinued by Sprint PCS.

  (f)    Property and Equipment, net

        Property and equipment are stated at realizable value, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Weighted average remaining useful lives for the revalued assets and the estimated useful lives for new assets used by the Company are as follows:

	Weighted Average Remaining Useful Life	New Useful Life
Network assets and towers	5 years	5-15 years
Computer equipment	1 year	3 years
Furniture, fixtures and office equipment	3 years	3-5 years

        Construction in progress includes expenditures for the purchase of capital equipment, design services, and construction services and testing of the Company's network. The Company capitalizes interest on its construction in progress activities. There was no interest capitalized in the period ended July 1, 2004 or the period ended September 30, 2004. Interest capitalized for the years ended September 30, 2003 and September 30, 2002 totaled $0.2 million and $6.5 million, respectively. When the network assets are placed in service, the Company transfers the assets from construction in progress to network assets and depreciates those assets over their estimated useful life.

  (g)    Financing Costs

        Costs incurred in connection with the senior credit facility and senior discount notes were deferred and are amortized into interest expense over the term of the respective financing using the straight-line and effective interest method, respectively. In conjunction with the Filing in February 2003, the Company charged to reorganization expense the remaining unamortized amount of the deferred financing costs related to the senior discount notes. The remaining unamortized amount of the deferred financing costs related to the senior credit facility was charged to reorganization expense as the balance of the senior credit facility was paid off in full as part of the Plan of Reorganization. Costs incurred with the new senior notes were deferred and are amortized straight line into interest expense over the eight year term of the notes.

  (h)    Income Taxes

        As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent realization is not more likely than not, the Company must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

  (i)    Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

        The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of the assets.

  (j)    Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated balance sheets and revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

        The most significant of such estimates include:

  •
  Allowance for doubtful accounts;

  •
  Estimated customer life in terms of amortization of deferred revenue and costs of acquisition;

  •
  Impairment and useful lives of long-lived assets; and

  •
  Accrual for property taxes.

  (k)    Concentration of Risk

        The Company relies on Sprint to provide certain back-office functions such as billing and customer care, activation of new subscribers, handset logistics and technology development. Should Sprint be unable to provide these services, the Company could be negatively impacted (see Note 7).

        The Company's cell sites are located on towers leased from a limited number of tower companies, with one company owning approximately 33% of the Company's leased towers. Additionally, the Company derives substantial revenues and expenses from Sprint and Sprint PCS (see Note 7).

        The Company maintains cash and cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. Management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts. Such deposits are not insured by the Federal Deposit Insurance Corporation. Management does not believe there is significant credit risk associated with these uninsured deposits.

        Concentrations of credit risk with respect to accounts receivable are limited due to a large customer base. Initial credit evaluations of customers' financial condition are performed and security deposits are obtained for customers with a higher credit risk. The Company maintains an allowance for doubtful accounts for potential credit losses.

  (l)    Comprehensive Income (Loss)

        No statements of comprehensive income (loss) have been included in the accompanying consolidated financial statements since the Company does not have any other comprehensive income (loss) to report.

  (m)    Reorganization Items

        Reorganization items relate to income recorded and expenses incurred as a direct result of the Filing and include professional fees, adjustments to carrying value of debt, employee severance payments, employee retention payments, lease termination accruals, fresh-start accounting adjustments, and other items. Reorganization items are separately identified on the Consolidated Statements of Operations.

  (n)    Advertising Costs

        The Company expenses advertising costs when the advertisement occurs. Advertising expense totaled $2.4 million for the period ended September 30, 2004, $5.0 million for the period ended July 1, 2004, $5.0 million for the year ended September 30, 2003, and $12.6 million for the year ended September 30, 2002.

  (o)    Asset Retirement Obligations

        The Company's network is located on leased property and the Company has certain legal obligations related to its tower leases which fall within the scope of SFAS No. 143, "Accounting for Asset Retirement Obligations." These legal obligations upon lease termination primarily include certain obligations to remediate leased tower space on which the Company's network equipment is located. During the year ended September 30, 2003, the Company recorded an initial asset retirement obligation of $0.4 million and increased the cost of the related assets by $0.4 million. For the periods ending September 30, 2004 and July 1, 2004, approximately $19,000 and $0.1 million of accretion expense was recorded, respectively, to increase the asset retirement obligation to its present value.

  (p)    Loss Per Share:

        Basic and diluted loss per share for the Successor Company are calculated by dividing the net loss available to common stockholders by the weighted average number of shares of common stock of iPCS, Inc. Pursuant to the Company's Plan of Reorganization, 8.6 million shares were distributed to its unsecured creditors on the effective date and the remaining 0.4 million shares held in reserve will be distributed upon resolution of disputed claims. The full nine million shares were used in the calculation of weighted average shares. The calculation was made in accordance with SFAS No. 128, "Earnings Per Share." The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed exercise of stock options is antidilutive. Per share information is not presented for the Predecessor Company as it is not meaningful.

        Potential common shares excluded from the loss per share computations were 575,500 stock options because they were antidilutive.

  (q)    New Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R.

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after June 15, 2003. However, certain aspects of SFAS 150 have been deferred. SFAS No. 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The adoption of the applicable aspects of SFAS 150 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for hedging of contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and did not have a material impact on the Company's results of operations, financial position or cash flows.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which was amended in December 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. This interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable entities obtained after January 31, 2003. The interpretation is generally effective for interim periods ending after December 15, 2003 for all variable interests in variable interest entities created prior to January 31, 2003. The adoption of Interpretation No. 46 did not have a material impact on the Company's financial position, results of operations, or cash flows.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002. The recognition of a liability does not apply for guarantees issued between either a parent and their subsidiaries or corporations under common control. However, the disclosure provisions of Interpretation No. 45 do apply. iPCS Wireless, Inc. and iPCS Equipment, Inc. which are both wholly owned subsidiaries of iPCS, Inc., have unconditionally and joint and severally guaranteed the new senior notes. The adoption of Interpretation No. 45 did not have a material impact on the Company's financial position, results of operations, or cash flows.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." EITF No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on October 1, 2002. There was no material impact on adoption.

(3)    Plan of Reorganization

        On February 23, 2003, the Company filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia. On this same date, the Company filed an action against Sprint alleging that Sprint had breached its agreements with the Company, causing it severe financial damage. The Company continued to operate as a debtor-in-possession, which allowed the Company to use cash collateral and post-petition collections of receivables in accordance with a budget, subject to the condition that with the month ending March 31, 2003, and each month ending thereafter, any cash collateral in excess of $12.0 million ("target balance") was to be immediately paid to the Administrative Agent for the senior secured lenders. In addition, as adequate protection for the use of the cash collateral, the Company paid to the Administrative Agent on the 15th day of each month $0.1 million to the Administrative Agent, which was used to pay 1) the reasonable post-petition fees and expenses on a monthly basis by the professionals retained by the Administrative Agent and 2) interest payments due under the pre-petition credit agreement.

        The cash collateral order was amended on June 24, 2003, such that as of June 30, 2003, and each month ending thereafter, any cash collateral in excess of the target balance was divided by 50%, with the first 50% paid to the Administrative Agent for the senior secured lenders, and the remaining 50% held on account by the Administrative Agent which the Company could access at any month end where its cash collateral balance fell below the target balance. For the period ended July 1, 2004 and the year ended September 30, 2003, the Company paid to the Administrative Agent $6.7 million and $6.9 million, respectively, under the cash collateral order. For the period ended July 1, 2004 and the year ended September 30, 2003, the Company paid to the Administrative Agent as adequate protection fees $0.9 million and $0.7 million, respectively. At July 1, 2004, the Company had on account with the Administrative Agent from the cash collateral order $8.5 million. This balance on account was applied against the outstanding balance of the senior credit facility and the remaining balance was paid in full as part of its Plan of Reorganization.

        The Bankruptcy Code provides that the Company has an exclusive period during which only it may file a Plan of Reorganization. The Company obtained approval from the Bankruptcy Court to extend its exclusive period to March 31, 2004. As part of its Plan of Reorganization, on March 22, 2004, the Bankruptcy Court authorized the Company to proceed with an offering of senior notes and the execution of related agreements, to issue a preliminary and final offering memorandum, and to use cash collateral to pay expenses and interest to be funded into escrow related to the senior notes.

        On March 31, 2004, the Company filed its Joint Plan of Reorganization with the Bankruptcy Court and subsequently amended it on April 16, 2004 and May 25, 2004. On April 17, 2004, the Company filed with the Bankruptcy Court a disclosure statement summarizing the Plan of Reorganization that was subsequently amended on May 26, 2004. On May 27, 2004, there was a hearing in Bankruptcy Court that approved the adequacy of the disclosure statement.

        In connection with the Bankruptcy Court's approval of the Company's disclosure statement, the Bankruptcy Court also approved voting procedures for the Company's creditors who were entitled to vote on the Plan of Reorganization. The Bankruptcy Code provides for priority of certain types of claims over other claims. In compliance with the Bankruptcy Code, the Plan of Reorganization divided the claims against and Interests in the Company into seven different classes. A summary of the classes and the treatment and voting rights of each class is set forth below:

Class	Class Description	Treatment	Voting Rights
Class 1	Other Secured Claims	Paid in full	Unimpaired—Non-voting
Class 2	Priority Claims	Paid in full	Unimpaired—Non-voting
Class 3	Pre-petition Lender Claims	Paid in full	Unimpaired—Non-voting
Class 4	General Unsecured Claims in excess of $10,000	Received a pro rata share of 9,000,000 shares of new common stock of the Company. Class 4 Claimants could also elect, in writing, to reduce their claim amount to $10,000 and be treated a a Class 5 claimant	Impaired—Voting
Class 5	Unsecured Convenience Class for claims $10,000 or less	Received a cash payment of 50% of their claim amount	Impaired—Voting
Class 6	Subordinated Claims	None	Impaired—Non-voting
Class 7A	iPCS, Inc. Interests	No distributions made and such interests cancelled and fully extinguished	Impaired—Non-voting
Class 7B	iPCS Wireless, Inc. Interests	No distributions, but interests retained	Unimpaired—Non-voting
Class 7C	iPCS Equipment, Inc. Interests	No distributions, but interests retained	Unimpaired—Non-voting

        The Bankruptcy Court confirmed the Company's Joint Plan of Reorganization on July 9, 2004 and it was declared effective on July 20, 2004. The significant terms of the Plan are as follows:

  •
  The net proceeds from the new senior notes offering were used to pay off in full the balance outstanding under the Company's senior credit facility. The remaining net proceeds were used by the Company to satisfy all other secured claims, administrative and other priority claims and unsecured convenience claims and will be used in the future for general corporate purposes.

  •
  All of the Company's subordinated claims were discharged and all of its existing capital stock was cancelled.

  •
  The Company issued 8.6 million shares of new common stock to the Company's general unsecured creditors in satisfaction and retirement of their claims. An additional 0.4 million shares are held in reserve to be issued upon resolution of the outstanding disputed claims. The Company believes that the resolution of the disputed claims will not have a material effect on the Company's consolidated financial statements. An additional one million shares were reserved for issuance to certain members of the Company's management, directors and other employees.

  •
  The Company assumed its affiliation agreements, as amended, with Sprint; settled all claims by and between the Company and Sprint, which resulted in the write-off of all pre-petition claims, as set forth in the settlement agreement and mutual release; and paid Sprint approximately

    $5.1 million in full and complete satisfaction of the Company's obligation to cure defaults under its affiliation agreements with Sprint.

  •
  The Company assumed all contracts and leases that had not been previously rejected.

  •
  Timothy M. Yager was appointed as president and chief executive officer.

  •
  Four new directors were appointed to the Company's board of directors.

  •
  The Plan released (a) all of the Company's officers, directors and employees, in each case, as of the date of the commencement of the hearing on the disclosure statement; (b) the Company's creditors' committee and all of its members, in their respective capacities as such; (c) the trustee under the indenture for the Company's existing senior discount notes, in its capacity as such; (d) the lenders under the Company's senior credit facility, in their capacities as such; (e) the agent for the lenders under the Company's senior credit facility, in its capacity as such; (f) the holders of the senior discount notes, in their capacity as such; and (g) with respect to each of the above-named persons, such person's present affiliates, principals, employees, agents, officers, directors, financial advisors, attorneys and other professionals, in their capacities as such.

        The Company's emergence from Chapter 11 proceedings resulted in a new reporting entity with the adoption of fresh-start accounting in accordance with the SOP 90-7. Pursuant to SOP 90-7, the accounting for the effects of the reorganization occurred as of the confirmation date because there were no remaining conditions precedent to the effectiveness of the plan as of the July 9, 2004 confirmation date. For accounting purposes, the Company applied fresh-start accounting as of July 1, 2004, because the results of operations for the eight days through July 9, 2004 did not have a material impact on the reorganized company's financial position, results of operations and cash flows. The estimated reorganization equity value of the Company of $95.0 million, which served as the basis for the Plan approved by the Bankruptcy Court, was used to determine the value allocated to the assets and liabilities of the Reorganized Company in proportion to their fair values and is in conformity with SFAS No. 141 "Business Combinations." The reorganization equity value was determined utilizing appraisals, commonly used discounted cash flow valuation methods and selected price earnings multiples of publicly-traded companies similar to the Company to determine the relative fair values of the Company's assets and liabilities. Factors taken into consideration included projected revenue growth, market and industry growth rates, competition and general economic conditions, working capital and capital expenditure requirements. Changes to the values allocated to the assets and liabilities of the Reorganized Company are not expected to be material.

        As a result of the Company's reorganization and application of fresh-start accounting, in the period ended July 1, 2004, the Company recognized income of approximately $132.0 million on the cancellation of debt and recorded charges of approximately $79.9 million related to the revaluation of the Company's assets and liabilities.

        The table below shows our unaudited consolidated balance sheet that reflects reorganization and fresh-start accounting adjustments that the Company recorded as of July 1, 2004 (in thousands):

	Pre Reorganization Balance	Reorganization and Fresh-Start Adjustments	Reference	Post Reorganization Balance
Cash and cash equivalents	$18,771	$171,632	(1)	$190,403
Restricted cash	168,417	(168,417)	(1)	—
Accounts receivable, net	14,848	28	(2)	14,876
Receivable from Sprint	10,733			10,733
Inventories, net	1,044			1,044
Prepaid expenses	7,241	(3,231)	(1)	4,010
Other current assets	186			186

Total current assets	221,240	12		221,252
Property and equipment, net	149,427	(9,097)	(2)	140,330
Financing costs	3,741	2,645	(3)	6,386
Customer activation costs	1,627	(1,627)	(2)	—
Intangible assets, net	—	81,912	(2)	81,912
Other assets	987	359	(4)	1,346

Total assets	$377,022	$74,204		$451,226

Accounts payable	$2,350	1,370	(4)	$3,720
Accrued expenses	12,301	11,893	(3)(4)	24,194
Payable to Sprint	27,365			27,365
Deferred revenue	5,451			5,451
Current maturities of long-term debt and capital lease obligations	126,576			126,576

Total current liabilities	174,043	13,263		187,306
Customer activation fee revenue	2,734	(2,734)	(2)	—
Other long term liabilities	8,659	(5,140)	(2)	3,519
Long-term debt and capital lease obligations, excluding current maturities	165,401			165,401

Total liabilities not subject to compromise	350,837	5,389		356,226

Liabilities subject to compromise	226,831	(226,831)	(5)	—
Common stock	—	87	(5)	87
Additional paid-in-capital	192,850	(97,937)	(5)	94,913
Accumulated deficiency	(393,496)	393,496	(6)	—

Total stockholders' equity (deficiency)	(200,646)	295,646		95,000

Total liabilities and stockholders' equity	$377,022	$74,204		$451,226

(1)
Reflects the merger of iPCS Escrow Holding Company, with and into iPCS, Inc, and proceeds from the senior notes offering plus prepaid interest held in escrow released and transferred to operating cash.

(2)
Reflects adjustments to accounts receivable, property and equipment, customer activation fee costs, intangible assets, customer activation fee revenue, and other long-term liabilities to fair value.

(3)
Reflects the write-off of unamortized financing costs of $2.3 million related to the senior credit facility that was paid in full under the Plan of Reorganization and the accrual of deferred financing fees of $4.9 million relating to the new senior notes.

(4)
Reflects the accrual of additional restructuring expenses relating to success fees for financial advisors, other professional fees, and estimated amounts payable for disputed claims.

(5)
Reflects the discharge of liabilities subject to compromise. Per the terms of the Plan of Reorganization, claims other than to Sprint were settled either with cash or with the issuance of stock in the new company. The income from cancellation of debt of $132.0 million for the period ended July 1, 2004 represents the difference between the carrying value of the Class 4 General Unsecured Claims of $224.4 million and the value of new common stock issued to the Class 4 creditors plus the 50% write-off of the carrying value of the Class 5 Unsecured Convenience Class Claims. As part of the separate agreement with Sprint, its pre-petition claim was discharged in its entirety.

(6)
Reflects the elimination of the accumulated deficiency under fresh-start accounting.

(4)    Liabilities Subject to Compromise

       The components of liabilities subject to compromise at September 30, 2003 are as follows (in thousands):

Predecessor Company
September 30, 2003
Trade accounts payable and other accrued expenses	$6,803
Payable to Sprint	13,656
Liability for rejected lease damages	2,294
Senior discount notes	206,724

$229,477

(5)    Reorganization Income (Expense)

        The following items are included in reorganization income (expense) in the statements of operations for the period ended July 1, 2004 and the year ended September 30, 2003 (in thousands):

	Predecessor Company
	For the period from October 1, 2003 through July 1, 2004	For the year ended September 30, 2003
Fresh start accounting adjustments	$79,901	$—
Compensation expense related to the grant of stock and stock unit awards to the Chief Restructuring Officer	(2,568)	—
Professional fees and other costs related to the reorganization	(12,796)	(8,409)
Costs relating to the closing of stores and rejecting leases	(1,435)	(2,033)
Write off of debt financing costs on senior credit facility	(2,305)	—
Write off of unamortized discounts and debt financing costs on senior discount notes	—	(20,651)

	$60,797	$(31,093)

        The fresh-start accounting adjustments represent the recording of intangible assets of $81.9 million, the write-down of property and equipment of $9.1 million, and other fair value adjustments of $7.1 million.

(6)    Change in Accounting Principle

        In connection with the merger of the Company with AirGate (See Note 15), the Company changed its method of recognizing interest expense on its senior discount notes effective as of October 1, 2001. While the Company's previous method of accounting was in accordance with accounting principles generally accepted in the United States of America, the Company believed it was preferable in the circumstances because the new method recognized interest expense on a yield basis over the term of the notes using the same methodology as its then parent, AirGate. This method of amortizing interest expense is also in accordance with accounting principles generally accepted in the United States of America.

        The cumulative effect of this change in accounting principle for the periods through September 30, 2001, was a reduction in the carrying value of the senior notes by $4.3 million along with a corresponding decrease in the Company's net loss. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", the change in accounting has been reflected as a cumulative change in accounting principle effective as of October 1, 2001.

(7)    Sprint Agreements

        Under the Sprint agreements, Sprint provides the Company significant support services such as customer service, billing, long distance transport services, national network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand name, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue when Sprint's and other PCS Affiliates of Sprint's wireless customers incur minutes of use in the Company's territories and incurs expense to Sprint and to other PCS Affiliates of Sprint when the Company's customers incur minutes of use in Sprint's and other PCS Affiliates of Sprint's territories. The expense is recorded in the cost of service and roaming and in the selling and marketing detail lines within the statement of operations. Cost of service and roaming transactions with Sprint include the 8% affiliation fee, long distance, roaming expenses, billing support and customer care support. Cost of equipment relates to inventory sold by the Company that was purchased from Sprint under the Sprint agreements. Selling and marketing transactions relate to subsidized costs on wireless handsets and commissions under Sprint's national distribution program.

        Sprint is a service provider for a significant portion of technical, marketing and administrative functions. These functions include billing, customer care, credit and collections, network operations support, inventory logistics handling, long distance transport and marketing and design of the products and services the Company sells. In addition, Sprint collects payments from customers, and according to the terms of the Sprint agreements, remits to the Company its percentage of these revenues, net of the 8% affiliation fee.

        For the period ended September 30, 2004, the period ended July 1, 2004, and the years ended September 30, 2003 and 2002, 97%, 97%, 98% and 96%, respectively, of the Company's revenue was derived from data provided by Sprint. Of the Company's cost of service and roaming, 68%, 65%, 62% and 62% for the period ended September 30, 2004, the period ended July 1, 2004, and the years ended September 30, 2003 and 2002, respectively, was derived from data provided by Sprint. The Company reviews all charges from Sprint and disputes certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint can charge the Company for certain expenses under the terms of the Sprint agreements. At September 30, 2003, the Company had disputed charges totaling $5.9 million, of which $2.3 million were subject to compromise. In conjunction with the Company's Plan of Reorganization and as part of the Company's settlement and release agreement with Sprint, all disputes were resolved on the effective date (see Note 3). At September 30, 2004 the Company had $0.1 million in new disputed charges.

        Amounts relating to the Sprint agreements for the period ended September 30, 2004, the period ended July 1, 2004, and the years ended September 30, 2003 and 2002, are as follows (in thousands):

	Successor Company	Predecessor Company
	For the Period from July 2, 2004 through September 30, 2004	For the Period from October 1, 2003 through July 1, 2004	For the Year Ended September 30, 2003	For the Year Ended September 30, 2002
Amounts included in the Consolidated Statements of Operations:
Service revenue	$37,909	$107,097	$145,249	$116,187

Roaming revenue	$15,829	$34,525	$44,220	$47,303

Cost of service and roaming:
Roaming	$9,645	$22,932	$30,672	$35,101
Customer service	5,294	12,897	18,897	17,692
Affiliation fees	3,018	8,685	10,993	9,312
Long distance	1,465	5,946	8,185	9,190
Other	436	3,326	12,138	7,840

Total cost of service and roaming	$19,858	$53,786	$80,885	$79,135

Cost of equipment	$5,584	$12,801	$11,797	$20,484

Selling and marketing	$2,393	$8,792	$9,234	$13,187

Cancellation of payable	$—	$11,026	$—	$—

	Successor Company	Predecessor Company
	September 30, 2004	September 30, 2003
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$13,264	$6,482
Inventories	1,310	600
Payable to Sprint—Not subject to compromise	24,404	15,262
Payable to Sprint—Subject to compromise (see Note 4)	—	13,656

(8)    Amendments to Sprint Agreement

        On March 8, 2000, the Company entered into an amendment to the Sprint PCS agreements to expand its service area to include 20 basic trading areas ("BTAs") located in Michigan, Iowa and Nebraska (the "Expansion"). In connection with the Expansion, the Company agreed to purchase certain network assets under construction in four BTAs in Michigan, for a purchase price to be determined on the closing date based upon the assets to be purchased and the stage of completion of those assets as of the closing date. In addition, in connection with the Expansion, the Company was granted an option, exercisable by the Company at any time prior to January 31, 2001, to add the Iowa City and Cedar Rapids, Iowa BTAs to its service area. As consideration to be the exclusive provider of

Sprint PCS services in the Expansion territory, the Company committed to grant to Sprint PCS a warrant to acquire 2% of the equity of the Company at the earliest of July 15, 2000, the closing of an initial public offering, or the consummation of a private placement of equity in an amount equal to at least $70.0 million. In connection with the closing of the sale of the convertible preferred stock discussed in Note 17, the Company issued Sprint PCS a warrant to acquire 1,151,938 shares of common stock of the Company on July 12, 2000 at an exercise price of $4.95 per share. The warrants are exercisable by Sprint PCS beginning on or after July 15, 2001 and expiring on July 15, 2007. The fair value of the warrants, as determined using the Black-Scholes model, was approximately $9.1 million and was recorded as an increase to paid in capital with a corresponding amount recorded as an intangible asset representing the right to be the exclusive provider of Sprint PCS services in the Expansion territory. Such intangible asset was being amortized over a life of 18.5 years, which was the remaining term of the Sprint PCS agreement at the date the warrants were issued. Upon the merger with AirGate, AirGate assumed the warrants previously issued by iPCS to Sprint. At September 30, 2002, this intangible asset was impaired to a zero carrying value (see Note 11).

        Also on July 12, 2000, the Company purchased assets under construction in Michigan from Sprint PCS for approximately $12.7 million. The Company allocated approximately $9.2 million of the purchase price to property based on the fair value of the assets acquired, with the excess amount of $3.5 million allocated to the intangible asset representing the right to be the exclusive provider of Sprint PCS services in Michigan. The intangible asset was being amortized over a life of 18.5 years, which was the remaining term of the Sprint PCS agreement at the date the assets were acquired. At September 30, 2002, this intangible asset was impaired to a zero carrying value (see Note 11).

        On January 10, 2001, the Company exercised its option to purchase from Sprint PCS certain telecommunications equipment and retail store assets and inventory located in the Iowa City and Cedar Rapids, Iowa markets. Concurrently with the closing, the Sprint Management Agreement which sets forth the terms of the Company's long-term affiliation with Sprint was amended to reflect the expansion of the Company's territory to include these two additional Iowa markets which included approximately 14,000 customers. The Company closed on this transaction on February 28, 2001 and paid approximately $31.7 million for these two markets. The Company accounted for this business combination using the purchase method.

        On March 26, 2004, the Company executed a settlement agreement and mutual release with Sprint, the official committee of unsecured creditors of the Company, and Toronto Dominion, as administrative agent for the Company's senior credit facility. The settlement and release agreement was signed to avoid the expense inherent with litigation and to resolve all the disputes among the parties, including those included in the various complaints filed against Sprint. The settlement and mutual release agreement was executed contemporaneously with Addendum VIII to the Sprint agreements.

        Addendum VIII became effective on April 1, 2004 and provides the Company with a number of benefits including a reduced fixed fee for various back office services and an increased roaming rate. The fee for CCPU charges per average subscriber per month is $7.25 for April 1, 2004 through December 31, 2004, $7.00 for 2005, and $6.75 for 2006. Charges included in this CCPU fee include billing, customer care, national platform and feature charges and other back office services. Under the amendment, Sprint will charge the Company $23 for each new activation. This fee is fixed through December 31, 2006. Beginning January 1, 2007, the fees for CCPU and CPGA will be adjusted based on an agreed upon formula. The amendments also establish a fixed reciprocal roaming rate through

December 31, 2006 of $0.058 per minute for voice and 2G data minutes, and $0.0020 per kilobyte for 3G data, in each case, for all Sprint PCS subscribers and subscribers of resellers of Sprint PCS service as of the date of the amendments. Beginning in January 2007, the Sprint PCS reciprocal roaming rate for voice and 2G and 3G data will change based on an agreed upon formula.

        The amendments provide the Company with protective rights to decline to implement certain future program requirement changes that Sprint PCS proposes that would adversely affect the Company's business. The amendments also grant the Company, through December 2006, the right to amend the Sprint agreements to obtain the most favorable term provided under affiliation agreements with another PCS affiliate of Sprint of similar size; provided that the Company must agree to accept all of the terms and conditions set forth in such other agreement. The Company also has a right of first refusal to build out new coverage within the Company's territory. If the Company does not exercise this right, then Sprint PCS may build out the new coverage, or may allow another PCS affiliate of Sprint PCS to do so, in which case Sprint PCS has the right to manage the new coverage. The Company also was granted the exclusive option until September 30, 2005, to add the Mackinac Island, Michigan market consisting of two BTAs with a total population of approximately 168,000 to its territory. The Company exercised this option on June 15, 2004.

        On July 28, 2004, the Company amended its Sprint PCS agreements by entering into Amendment IX to its Sprint PCS Management Agreement and Sprint PCS Service Agreement with Sprint PCS. This amendment acknowledged the Company's exercise of the Mackinac Michigan BTA option and updated the Service Area BTAs to reflect the new additional territory.

(9)    Property and Equipment

        Property and equipment consists of the following at September 30, 2004 and 2003 (in thousands):

	Successor Company	Predecessor Company
	September 30, 2004	September 30, 2003
Network assets	$134,552	$247,834
Computer equipment	874	4,645
Furniture, fixtures, and office equipment	2,935	4,175
Vehicles	530	939
Contruction in progress	4,830	5,335

Total property and equipment	143,721	262,928
Less accumulated depreciation and amortization	(8,790)	(92,308)

Total property and equipment, net	$134,931	$170,620

        During the year ended September 20, 2002, the Company determined an impairment analysis was necessary due to significant adverse changes to the business plan for the Company as well as a generally weak secondary market for telecommunications equipment. Based on the estimated fair value of the reporting group, the Company recorded an impairment charge of approximately $29.4 million associated with property and equipment (principally network assets). No additional impairment was necessary at September 30, 2003.

        On July 1, 2004, as a result of our reorganization and in accordance with fresh-start accounting under SOP 90-7, we wrote down our property and equipment to their estimated fair values and recorded charges totaling $9.1 million to reorganization expense. No additional impairment was necessary at September 30, 2004.

        The following is a summary of property and equipment under capital leases included in the accompanying consolidated balance sheets as follows (in thousands):

	Successor Company	Predecessor Company
	September 30, 2004	September 30, 2003
Network assets	$340	$355
Less accumulated depreciation and amortization	(7)	(45)

Net	$333	$310

(10)    Loss on Disposal of Property and Equipment

        As a result of the Company's merger with AirGate, management committed to a new business plan with respect to the Company's network build-out and selling and marketing organizational structure. Accordingly, the carrying value of property and equipment associated with identified locations affected by the new business plan were adjusted to their fair value. These adjustments to fair value resulted in loss on disposal of assets of approximately $6.3 million for the year ended September 30, 2002. For the year ended September 30, 2002, approximately $1.7 million of lease obligations costs were included in general and administrative costs, which represent the lease obligation associated with the exit of these locations.

(11)    Goodwill and Intangible Assets

        The wireless telecommunications industry experienced significant declines in market capitalization throughout most of 2002 and 2003. These significant declines in market capitalization resulted from concerns surrounding anticipated weakness in future subscriber growth, increased subscriber churn, lower average revenue per user (ARPU) and liquidity concerns. As a result of these industry trends, iPCS' parent company during 2002 and 2003, AirGate, experienced significant declines in its market capitalization subsequent to its merger with the Company. Additionally, there were significant adverse changes to the business plan for the Company. These changes include reduced new subscriber additions, lower ARPU, increased service and pass through costs from Sprint and lower roaming margins from Sprint. Wireless industry acquisitions subsequent to the merger with AirGate were valued substantially lower on a price per population and price per subscriber basis. As a result of these transactions and industry trends, the fair value of its assets had been reduced. In accordance with SFAS No. 142, the Company recorded a goodwill impairment charge of $8.1 million during the year ended September 30, 2002. Also, during the year ended September 30, 2002, the Company recorded an intangible asset impairment of $23.6 million associated with the Company's right to provide service under the Sprint agreements and the acquired subscriber base related to the Iowa City and Cedar Rapids, Iowa markets, the Company acquired from Sprint as part of its amendment to its Sprint agreements in July 2000 (see Note 8).

        On July 1, 2004, as a result of our reorganization and in accordance with fresh-start accounting under SOP 90-7, we revalued our assets to their estimated fair values. With the implementation of fresh-start accounting, the Company recorded intangible assets of $19.8 million relating to the fair value of the customer base and $62.1 million relating to the fair value of the right to provide service under the Sprint agreements. The customer base is being amortized over the estimated average life of a customer, or 30 months. The right to provide service under the Sprint agreements is being amortized over the remaining term of the agreement or 14.5 years.

        The amortization of intangible assets for the period ended September 30, 2004, the period ended July 1, 2004, the year ended September 30, 2003 and the year ended September 30, 2002, was $3.1 million, $0.0 million, $3.3 million and $3.9 million, respectively. The amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at September 30, 2004 and September 30, 2003 are as follows (in thousands):

	Successor Company
	September 30, 2004
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Right to provide service under the Sprint agreements	174 months	$62,127	$(1,072)	$61,055
Customer base	30 months	19,785	(1,979)	17,806

		$81,912	$(3,051)	$78,861

	Predecessor Company
	September 30, 2003
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Right to provide service under the Sprint agreements in Iowa, Nebraska and Michigan markets	240 months	$2,553	$(2,553)	$—
Right to provide service under the Sprint agreements for Iowa Nebraska and Michigan markets	240 months	1,092	(1,092)	—
Acquired customer base—Iowa markets	30 months	5,321	(5,321)	—

		$8,966	$(8,966)	$—

(12)    Long-Term Debt and Capital Lease Obligations

        Long-term debt consists of the following at September 30, 2004 and 2003 (in thousands):

	Successor Company	Predecessor Company
	September 30, 2004	September 30, 2003
Senior credit facility	$—	$127,711
Senior notes due 2012	165,000	—
Senior discount notes, subject to compromise at September 30, 2003	—	206,724
Capital lease obligations	407	410

Total long-term debt and capital lease obligations	165,407	334,845
Less: current portion	7	127,715
Less: debt subject to compromise (see Note 4)	—	206,724

Long-term debt and capital lease obligations, excluding current maturities	$165,400	$406

        At September 30, 2004, future minimum capital lease payments are as follows (in thousands):

Year	Capital Lease Obligations
2005	$59
2006	61
2007	64
2008	66
2009	69
Thereafter	539

Total minimum payments	858
Less: amount representing interest	(451)

Present value of minimum payments	407
Less: current maturities	(7)

Capital lease obligations, excluding current maturities	$400

Senior Credit Facility

        On July 12, 2000, the Company entered into an amended and restated credit facility with Toronto Dominion (Texas), Inc. and GE Capital Corporation for a $140.0 million senior credit facility ("senior credit facility"). The senior credit facility permited the Company to borrow up to $140.0 million through two tranches (Tranche A—$90.0 million and Tranche B—$50.0 million) subject to a borrowing base limitation that was an amount equal to 100% of the gross book value of all the property and equipment owned by the Company. The senior credit facility contained certain financial ratios and other financial conditions and was collateralized by all of the Company's assets and assignment of the Sprint Agreements.

        The senior credit facility contained ongoing financial covenants, including reaching defined subscriber levels, maximum annual spending on capital expenditures, attaining minimum subscriber revenues and certain levels of earnings before interest, taxes and depreciation and amortization ("EBITDA"), and maintaining certain leverage and other ratios such as debt to total capitalization, debt to EBITDA and EBITDA to fixed charges. The senior credit facility restricted the ability of iPCS and its subsidiaries to: create liens; incur indebtedness; make certain payments, including payments of dividends and distributions in respect of capital stock; consolidate, merge and sell assets; engage in certain transactions with affiliates; and fundamentally change its business.

        Following the merger with AirGate, the Company proposed a new business plan for fiscal year 2002 which would have violated the EBITDA loss covenants of the senior credit facility in the second half of the fiscal year 2002. On February 14, 2002, iPCS entered into an amendment, which provided relief under the EBITDA covenant and modified certain other requirements. The senior credit facility was amended again on November 1, 2002, reducing the availability of the senior credit facility by $10.0 million to $130.0 million. In exchange, iPCS' liquidity covenant was waived, as well as the minimum subscriber covenant at December 31, 2002.

        As of December 31, 2002, the Company was in default of certain of the covenants. Prior to the filing of Chapter 11, the lenders accelerated the debt; therefore, at September 30, 2003, all amounts under the senior credit facility have been classified as a current liability in the accompanying consolidated balance sheet. Under the terms of the credit facility, while in default, the interest rate applicable was to be prime base rate plus an additional two percent. As part of the amended cash collateral order, as discussed in Note 3, the senior lenders agreed to charge interest at the prime base rate only. At September 30, 2003, the, interest rate was 6.75%. As part of the Company's Joint Plan of Reorganization, as of the effective date, the senior lenders were paid in full and the remaining $2.3 million of unamortized financing costs were written off to reorganization expense (See Notes 3 and 5).

Senior Discount Notes

        On July 12, 2000, the Company issued 300,000 units consisting of $300.0 million 14% senior discount notes due July 15, 2010 (the "Notes") and warrants to purchase 2,982,699 shares of common stock at an exercise price of $5.50 per share. The warrants were exercisable at any time after July 15, 2001 for a period of ten years from the date of issuance. The Notes were issued at a substantial discount such that the Company received gross proceeds from the issuance of the units of approximately $152.3 million. On July 15, 2005, the Company would have begun incurring cash interest on the principal amount of the Notes at the rate of 14% per annum, compounded semi-annually, payable beginning January 15, 2006, and on each January 15 and July 15 thereafter. The Company amortized the discount on the Notes as interest expense over the period from date of issuance to the maturity date utilizing the effective interest method. For the years ended September 30, 2003 and 2002, the Company recorded approximately $4.5 million and $10.0 million as interest expense related to the amortization of the discount. In addition, the Company had recorded accrued interest of approximately $6.4 million at September 30, 2003 utilizing the effective interest method. The Company allocated approximately $24.9 million to the fair value of the warrants, as determined by using the Black-Scholes model, and recorded a discount on the Notes, which was recognized as interest expense over the period from date of issuance to the maturity date. For the years ended September 30, 2003 and September 30, 2002, the Company recorded approximately $0.8 million and $1.7 million, respectively, as interest expense related to the amortization of the value of the warrants. Upon the merger with AirGate, AirGate assumed the warrants previously issued by iPCS. During 2003 the Company adjusted the liability for the senior discount notes to the allowable claim amount under the indenture governing these Notes. This adjustment included the write-off of the discount associated with the Notes along with the related deferred financing costs. These adjustments totaling $20.7 million are included in reorganization expense for the year ended September 30, 2003 (see Note 5). Subsequent to the date of the Filing, the Company no longer recorded interest expense related to the Notes.

        The Notes were a general unsecured obligation, subordinated in right of payment to all senior debt, including all obligations under the senior credit facility. The Notes contained covenants which restricted the Company's ability to incur additional indebtedness, pay dividends, merge, dispose of its assets, and certain other matters as defined in the indenture. As of December 31, 2002, iPCS was in default of certain of these covenants and as of September 30, 2003, the entire balance was subject to compromise. As part of the Company's Joint Plan of Reorganization, the note holders' unsecured claim was satisfied with the Company's issuance of new common stock and the former note holders became the principal stock holders of the Company.

New Senior Notes

        On April 21, 2004, iPCS Escrow Holding Company and iPCS Escrow Company were formed. iPCS Escrow Holding Company was a wholly owned direct subsidiary of iPCS, Inc. iPCS Escrow Company was a wholly owned direct subsidiary of iPCS Escrow Holding Company and was not part of the bankruptcy estate of iPCS Inc. iPCS Escrow Company was a special purpose vehicle and was created solely to issue $165.0 million of new senior notes.

        On April 22, 2004, the senior notes offering was priced at 11.5% coupon rate and the offering proceeds of $165.0 million closed into escrow on April 30, 2004. In addition, the Company funded interest of 123 days of approximately $6.5 million into the escrow account. On July 20, 2004, the effective date of the Company's reorganization, iPCS Escrow Holding Company merged with and into iPCS, Inc. and the notes became general unsecured obligations of iPCS, Inc. The notes contain covenants which restrict the Company's ability to incur additional indebtedness, merge, pay dividends, dispose of its assets, and certain other matters as defined in the indenture. In addition, the new senior notes:

  •
  rank pari passu in right of payment with all existing and future unsecured senior indebtedness of the Company

  •
  rank senior in right of payment to all future subordinated indebtedness of the Company; and

  •
  are unconditionally guaranteed by the Guarantors.

However, the new senior notes are subordinated to all secured indebtedness of the Company to the extent of the assets securing such indebtedness, and to any indebtedness of subsidiaries of the Company that do not guarantee the new senior notes.

        Interest is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2004 to the holders of record on the immediately preceding April 15 and October 15. At any time prior to May 1, 2007, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 111.50% of the principal amount thereof, plus accrued and unpaid interest, and liquidated damages (as defined in the indenture), if applicable, to the redemption date with the net cash proceeds of a sale of equity interests of the Company or a contribution to the Company's common equity capital; provided that:

  •
  at least 65% of aggregate principal amount of notes originally issued remains outstanding immediately after the redemption; and

  •
  the redemption occurs within 45 days of the date of the closing of such sale of equity interests or contribution.

Upon a change of control as defined in the indenture, the Company will be required to make an offer to purchase the notes at a price equal to 101% of the aggregated principal amount of the new senior notes repurchased plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

        At September 30, 2004, the Company was in compliance with all of its covenants under the new senior notes.

        The Company incurred approximately $6.7 million of costs associated with the issuance of the new senior notes. These costs consisted of placement fees, legal fees and other issuance costs that have been capitalized and are being amortized to interest expense over the term of the new senior notes.

(13)    Fair Value of Financial Instruments

        Fair value estimates and assumptions and methods used to estimate the fair value of the Company's financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts (in thousands):

	Successor Company		Predecessor Company
	September 30, 2004		September 30, 2003
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Cash and cash equivalents(a)	$57,760	$57,760	$17,654	$17,654
Accounts receivable, net(a)	14,772	14,772	15,553	15,553
Receivable from Sprint(a)	13,264	13,264	6,482	6,482
Accounts payable(a)	2,742	2,742	1,325	1,325
Accrued expenses(a)	20,880	20,880	8,837	8,837
Payable to Sprint(a)	24,404	24,404	15,262	15,262
New senior notes(c)	165,000	173,250	—	—
Senior credit facility(b)	—	—	127,711	127,711
Senior discount notes(b)	—	—	206,724	(b	)

(a)
The carrying amounts of cash and cash equivalents, accounts receivable, receivable from Sprint, accounts payable, accrued expenses and payable to Sprint are a reasonable estimate of their fair value due to the short-term nature of the instruments.

(b)
At September 30, 2003, long-term debt was comprised of the senior credit facility and the senior discount notes. There was a limited active market for the loans under the senior credit facility; however, management believed the carrying values at September 30, 2003 were a reasonable estimate of the fair value. The senior discount notes were included in liabilities subject to compromise and a fair value could not be determined at September 30, 2003.

(c)
The fair value of the new senior notes is based on quoted market prices.

(14)    Income Taxes

        The income tax (expense) benefit for the period differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 35% as set forth below:

	Successor Company	Predecessor Company
	For the Period from July 2, 2004 through September 30, 2004	For the Period from October 1, 2003 through July 1, 2004	For the Year Ended September 30, 2003	For the Year Ended September 30, 2002
U.S. Federal statutory rate	35.00%	35.00%	35.00%	35.00%
State income taxes, net of federal tax benefit	5.00	5.00	5.00	5.00
Nondeductible interest associated with senior discount notes	—	(2.25)	(2.66)	(1.25)
Nondeductible stock option and executive compensation	—	—	—	(1.76)
Nondeductible fees associated with merger	—	—	—	(0.79)
Cumulative effect of change in accounting principle	—	—	—	0.33
Other permanent nondeductible items	(0.07)	—	—	(1.98)
Change in valuation allowance for deferred tax assets	(39.93)	(37.75)	(37.34)	(34.55)

Effective tax rate	0.00%	0.00%	0.00%	0.00%

        The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Successor Company	Predecessor Company
	September 30, 2004	September 30, 2003
Deferred tax assets:
Accrued liabilities	$896	$996
Deferred transaction costs	14	191
Compensation expense	1,662	1,662
Interest expense associated with senior discount notes	—	19,611
Deferred gain on tower sales	—	2,769
Net operating loss carryforwards	86,894	95,396
Allowance for bad debts	—	959
Other	200	—

Total gross deferred tax assets	89,666	121,584
Less valuation allowance	(56,868)	(120,665)

Deferred tax assets	32,798	919

Allowance for bad debts	517	—
Property, equipment and intangible assets	32,242	3
Other	39	916

Deferred tax liabilities	32,798	919

Net deferred tax assets	$—	$—

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the period ended September 30, 2004, the period ended July 1, 2004 and for the years ended September 30, 2003 and 2002, as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company's losses since inception. The change in the valuation allowance for 2004 is based on the tax effect of the pre-tax book income of $173.6 million for the year adjusted for the cumulative permanent differences associated with the senior discount notes.

        The Company realized approximately $67.2 million cancellation of debt, or "COD," income for income tax purposes as a result of the implementation of the Plan of Reorganization. The difference between the tax COD income of $67.2 million and the book COD income of $132.0 million is a result of the application of the Internal Revenue Code provisions related to high yield debt obligations. Because the Company was a debtor in a bankruptcy case at the time it realized the COD income, it will not be required to include such COD income in its taxable income for federal income tax purposes. Instead, the Company will be required to reduce certain of its tax attributes by the amount of COD income so excluded.

        An "ownership change" (as defined in Internal Revenue Code Section 382 ("Section 382")) occurred on November 30, 2001, in connection with the merger with AirGate and occurred with respect to the Company's stock issued under the Plan. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation's stock by more than 50 percentage points in the shorter of any three-year period or the period beginning the day after the day of the last ownership change. Section 382 will limit the Company's future ability to utilize any remaining NOLs generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The Company's ability to utilize new NOLs arising after the ownership change will not be affected. At September 30, 2004, the Company has net operating loss carryforwards for federal income tax purposes of approximately $222.8 million which are available to offset future taxable income through 2024. The utilization of such net operating loss carryforwards are limited as a result of the ownership change in connection with the Plan of Reorganization. The amount of this annual limitation is approximately $4.5 million. During the period from November 30, 2001 through October 17, 2003, the financial information of iPCS is included in AirGate's consolidated income tax returns. Accordingly, the Company's net operating loss carryforwards may be used to offset AirGate's taxable income in 2004, subject to the Internal Revenue Service's net operating loss utilization ordering rules. AirGate has indicated to the Company that AirGate expects a taxable net operating loss for the year ended September 30, 2004. Accordingly, the Company's net operating loss carryforwards have not been reduced for any such utilization.

(15)    Merger with AirGate PCS, Inc.

        On August 28, 2001, the Company signed an agreement and plan of merger with AirGate, a Sprint PCS network partner, pursuant to which a subsidiary of AirGate and the Company combined in a tax-free stock for stock transaction on November 30, 2001. In connection with the merger, AirGate issued to the former stockholders of iPCS approximately 12.4 million shares of AirGate common stock and assumed options and warrants to purchase approximately 1.1 million shares of AirGate common stock. At the effective time of the merger, each issued and outstanding share of the Company's common stock was converted into the right to receive approximately 0.1594 of a share of AirGate common stock, referred to as the exchange ratio. All shares of the Company's preferred stock were converted into the Company's common stock immediately prior to the effective time of the merger. Upon the conversion of existing iPCS common stock into AirGate common stock, the Company issued 1,000 shares of new common stock to AirGate. At the effective time of the merger, AirGate assumed each unexpired and unexercised option and warrant to purchase shares of the Company's common stock and converted it into an option or warrant to purchase AirGate common stock based on one share of the Company's common stock equal to the exchange ratio of AirGate's common stock. In addition, the exercise price per share of AirGate common stock issuable under each converted option or converted warrant was equal to the per share exercise price of the Company option or warrant divided by the exchange ratio. The options became fully vested at the time of the merger and the warrants assumed by AirGate will remain subject to the terms and conditions set forth in the applicable warrant agreement.

        In connection with the merger with AirGate, the Company incurred expenses in the year ended September 30, 2002 totaling $18.4 million included in general and administrative expenses, which primarily included $8.1 million of change of control payments for seven employees of the Company with employment agreements, and $9.0 million for professional and advisory expenses.

(16)    Employee Benefits

        The Company has established a 401(k) plan (the "Plan") in which substantially all employees may participate. The Plan allows eligible employees to contribute up to 50% of their eligible compensation up to the maximum amount allowed by law and provides that the Company will make matching contributions of 100% up to 4% of an employee's contribution. In addition, the Company may make discretionary contributions to the Plan. Company contributions to the Plan were approximately $57,000, $194,000, $178,000 and $116,000 for the period ended September 30, 2004, the period ended July 1, 2004, and the years ended September 30, 2003 and 2002, respectively.

(17)    Redeemable Preferred Stock

        Contemporaneously with the issuance of the senior notes discussed in Note 12, the Company issued to an investor group 9,090,909 shares of Series A-1 convertible participating preferred stock ("Series A-1 preferred stock") at a purchase price of $5.50 per share and on December 28, 2000, the Company issued to the same investor group 14,000,000 shares of Series A-2 convertible participating preferred stock ("Series A-2 preferred stock") at a purchase price of $5.00 per share.

        The Company accreted the carrying value of the Series A-2 preferred stock and Series A-1 preferred stock (net of offering costs incurred) to the redemption amount using the effective interest method. During the year ended September 30, 2002, the Company recorded approximately $3.2 million of accretion on the Series A-1 preferred stock and approximately $4.0 million of accretion on the Series A-2 preferred stock.

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

        The Company allocated the entire net proceeds received from the issuance of the Series A-2 preferred stock of approximately $65.8 million to the Series A-2 preferred stock in accordance with EITF Issue No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion, Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." No beneficial conversion feature was considered to exist due to the conversion price of the Series A-2 preferred stock at time of issuance exceeding the estimated fair value of the common stock at that date.

        During the year ended September 30, 2002, the Company recorded approximately $17.6 million of accrued dividends on Series A-1 preferred stock and $23.8 million of accrued dividends on Series A-2 preferred stock for accrued dividends up through July 12, 2005 as required under a change of control related to the merger with AirGate. At the time of the merger with AirGate (see Note 14) on November 30, 2001, the Series A-1 and Series A-2 preferred stock was fully accreted and converted to common stock which was then converted into AirGate common stock.

(18)    Common Stock

        On October 17, 2003, AirGate irrevocably transferred all of its shares of iPCS common stock to a trust organized under Delaware law. The beneficiaries of AirGate common stock at the date of the transfer were the beneficiaries of the trust. No distributions could be made from the trust to the beneficiaries unless directed by the iPCS board of directors at that time and/or an order of the Bankruptcy Court. AirGate had no interest in this trust. As a part of the Plan of Reorganization, all of the Company's common stock held by this trust was cancelled. Pursuant to the Plan, the Company was authorized to issue up to an aggregate of nine million shares of common stock to its unsecured creditors. The Company was also authorized to offer up to one million shares of stock to members of management, directors and other employees. The certificate of incorporation for the Successor Company provided for 100,000,000 shares of authorized capital stock, consisting of 75,000,000 shares of common stock, par value of $0.01 per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. At September 30, 2004, 8.6 million shares had been issued to the unsecured creditors and 0.4 million are currently held in reserve for the disputed claims.

(19)    Stock Compensation

        On July 11, 2000, the Board of Directors approved the amended and restated 2000 long term incentive stock plan. Under the plan, the Company could grant stock options, stock appreciation rights, shares of common stock and performance units to employees, consultants and directors. The total number of shares of common stock that could be awarded under the plan was 6,500,000 shares, which could be increased on December 31 of each year beginning on December 31, 2000 by a number of shares equal to 1% of the number of shares then outstanding up to a maximum of 8,000,000 shares.

        On November 30, 2001, all outstanding stock options were exchanged for stock options to purchase AirGate stock as a result of the merger with AirGate (see Note 15).

        The following is a summary of options outstanding and exercisable under the Predecessor Company:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000:	1,590,000	$5.52
Granted	1,427,750	4.65
Exercised	—	—
Forfeited	(12,499)	5.30

Outstanding at September 30, 2001	3,005,251	$5.11

Exchanged for AirGate stock options as a result of the merger with AirGate	(3,005,251)

Outstanding at September 30, 2002	—

        The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its employee and director stock options. Compensation expense is determined as the excess of the fair value of the Company's common stock at date of grant over the exercise price. Based upon the then expected offering price of a planned initial public offering, the Company recognized total unearned compensation expense of approximately $8.3 million related to the grants made in July 2000. This amount was being amortized as compensation expense over the vesting period of the options, which begins on the employee's date of hire and extends for four years. For directors and all future grants to employees, the vesting period begins on the date of grant and extends for four years. As a result of the merger with AirGate, the options fully vested on November 30, 2001 and the remaining amount of unearned compensation relating to these options was recognized at this time. Total non-cash compensation expense related to such options was approximately $4.0 million for the year ended September 30, 2002. Subsequent to the merger with AirGate, all options for AirGate common stock granted to employees of the Company were at an exercise price equal to fair value on the date of the grant; therefore, no compensation expense was recorded.

        If compensation expense for the stock option grants had been determined based on fair value at the grant date consistent with the requirements of SFAS No. 123, "Accounting for Stock Based Compensation," ("SFAS No. 123") the Company's net loss applicable to common stockholders would have been the pro forma amounts indicated below:

Predecessor Company
Year Ended September 30, 2002
Net loss applicable to common stockholders (in thousands):
As reported	$(226,897)
Add recorded noncash compensation	3,985
Less noncash compensation in accordance with SFAS No. 123	(10,645)

Pro forma	$(233,557)

        The Company's calculation of fair value of options was made using the Black-Scholes model with the following assumptions:

Risk free interest rate	5.2%
Dividend yield	0.0%
Expected life in years	4
Volatility	100.0%

        For the year ended September 30, 2003, the number of AirGate options granted to employees of the Company and the pro forma compensation expense calculated in accordance with SFAS No. 123 were deemed immaterial.

        On July 15, 2004, the Company's board of directors approved the 2004 long-term incentive plan, as provided under the Plan of Reorganization (see Note 3). Under the 2004 long-term incentive plan, the Company may grant to employees, directors and consultants of the Company incentive and non-qualified stock options, stock appreciation rights (SARs), restricted and unrestricted stock awards and cash incentive awards. The maximum number of shares of stock that may be awarded to participants is one million. Up to 500,000 shares may be issued in conjunction with awards other than options and SARs. During the period ended September 30, 2004, the Company awarded 250,000 stock and stock unit awards to Mr. Yager, the Company's former chief restructuring officer, 467,500 and 50,000 stock options to management at prices of $10.27 and $19.00, respectively, 37,500 and 20,500 options to members of the board of directors at prices of $10.27 and $18.90, respectively. Also 19,166 restricted shares were granted at a price of $18.90. The options to management and directors vest quarterly over four years and one year, respectively. The stock and stock unit awards were granted to Mr. Yager as consideration for facilitating the Company's emergence from bankruptcy, therefore, the related compensation expense of approximately $2.6 million for these stock unit awards was included in reorganization expense of the Predecessor Company (see Note 5). There was no compensation expense recorded for the options as the grant price was equal to fair market value on the grant date.

        The following is a summary of options activity under the Company's 2004 long-term incentive plan:

	Number of Options	Weighted-Average Exercise Price
Options outstanding as of July 2, 2004	—	$—
Granted	575,500	11.34
Exercised	—	—
Forfeited	—	—

Options outstanding as of September 30, 2004	575,500	$11.34

        The following is a summary of options outstanding and exercisable at September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.27	505,000	9.80	$10.27	38,594	$10.27
$18.90-$19.00	70,500	9.90	18.97	8,250	18.94

	575,500	9.81	$11.34	46,844	$11.80

If compensation expense for the stock option grants had been determined on fair value at the grant date consistent with the requirements of SFAS No. 123, the Company's net loss applicable to common stockholders and net loss per share would have been the pro forma amounts below:

Period Ended September 30, 2004
Net loss applicable to common stockholders (in thousands):
As reported	$(5,976)
Less noncash compensation in accordance with SFAS No. 123	(313)

Pro forma	$(6,289)

Basic and diluted loss per common share:
As reported	$(0.65)
Pro forma	$(0.68)

        The Company's calculation of fair value of the options was made using the Black-Scholes model with the following assumptions:

Period Ended September 30, 2004
Risk free interest rate	3.2%
Volatility	73.3%
Dividend yield	0.0%
Expected life in years	4

(20)    Related Party Transactions

  (a)    AirGate Service Company

        AirGate Service Company, Inc. ("ServiceCo") was formed in April 2002 to provide management services to both AirGate and the Company. ServiceCo is a wholly owned restricted, subsidiary of AirGate. ServiceCo expenses are allocated between AirGate and the Company based on the percentage of subscribers each contribute to the total number of subscribers. At September 30, 2002, the Company's percentage of total subscribers was 38%.

        On January 27, 2003, the Company hired Timothy Yager, its CEO prior to the merger with AirGate, as chief restructuring officer. In order to facilitate the transition of management services from ServiceCo to the Company, an amendment to the ServiceCo agreement was signed on February 21, 2003. This amendment allowed the Company to cancel ServiceCo services with 30 days' notice. The Company began canceling services as of March 31, 2003, and by September 30, 2003, all services provided by ServiceCo had been cancelled. For the years ended September 30, 2003, and 2002, the Company incurred net expenses of $3.0 million and $1.7 million, respectively, to ServiceCo.

        The Company has completed transactions in the normal course of business with AirGate. These transactions include roaming revenue and expenses, inventory purchases and sales and purchases and sales of network operating equipment, as further described below.

        In the normal course of business under the Company's Sprint agreements, the Company's subscribers incur minutes of use in AirGate's territory which results in roaming expense for the Company. Likewise, AirGate's customers incur minutes of use in the Company's territory resulting in roaming revenue. Roaming revenue received from AirGate, and roaming expense incurred by the Company in AirGate's territory for the period October 1, 2002 through February 23, 2003 was $0.4 million and $0.6 million, respectively. Roaming revenue received from AirGate and roaming expense incurred by the company in AirGate's territory were both $0.4 million for the year ended September 30, 2002. The reciprocal roaming rate charged and other terms are established under the Company's Sprint agreements.

        For the year ended September 30, 2003, the Company sold $0.3 million of handsets to AirGate. For the year ended September 30, 2002, the Company purchased $0.1 million of handsets from AirGate, and sold $0.2 million of handsets to AirGate. At September 30, 2003, there was no inventory on hand related to these purchases from AirGate.

        For the year ended September 30, 2002, the Company sold at fair value approximately $0.7 million of network operating equipment to AirGate and purchased at fair value approximately $0.2 million of network operating equipment from AirGate.

        Management believes the terms and conditions of each of the transactions described above are comparable to those that could have been obtained in transactions with unrelated parties.

  (b)    YMS Services

        As discussed above, at the request of the senior lenders and the majority holders of the senior discount notes, on January 27, 2003, the Company signed a restructuring management services agreement with YMS Management, L.L.C. to perform restructuring management services for the Company and to appoint a Chief Restructuring Officer ("CRO"). The Company appointed Timothy Yager as CRO at the time the agreement was signed. Under terms of this agreement, YMS received a weekly fee of $15,000, reimbursement of reasonable administrative expenses plus a success fee, as defined in the agreement. During the year ended September 30, 2003, the Company incurred expenses of $0.6 million to YMS Management, L.L.C. During the period ended July 1, 2004, the Company incurred expenses of $1.1 million, including a $0.5 million success fee for the Company's successful emergence from bankruptcy.

(21)    Tower Sales

        On September 4, 2004, the Company signed an agreement with TCP Communications, LLC whereby the Company agreed to sell up to 92 of its owned towers to TCP Communications. The towers are priced individually and the sale of all 92 towers would provide the Company with gross proceeds of approximately $16.5 million. After the sale, the Company will lease space on the towers sold to TCP Communications at rates and terms consistent with that of the Company's existing leases. The transaction is expected to close in several installments during fiscal year 2005 and is subject to exclusion of towers by TCP Communications based on its due diligence and other customer closing conditions.

(22)    Commitments and Contingencies

  (a)    Operating Leases

        The Company is obligated under non-cancelable operating lease agreements for offices, stores, network operating space and cell sites. At September 30, 2004, the future minimum annual lease payments under these agreements are as follows (in thousands):

September 30,
2005	$12,118
2006	9,401
2007	7,258
2008	6,498
2009	5,947
Thereafter	7,604

Total	$48,826

        Rent expense was approximately $3.2 million, $8.8 million, $11.9 million and $11.3 million, respectively, for the period ended September 30, 2004, for the period ended July 1, 2004, for the year ended September 30, 2003, and for the year ended September 30, 2002.

  (b)    Litigation

        As a result of the Company's Chapter 11 filing, an automatic stay was imposed against the commencement of legal proceedings against the Company outside of Bankruptcy Court.

        As discussed in Note 3, on February 23, 2003, the Company filed a complaint in Bankruptcy Court against Sprint Corporation, Sprint Spectrum, L.P., WirelessCo, L.P. and SprintCom, Inc. alleging Sprint had breached the Sprint agreements. Prior to the filing of the complaint, the Company declared an event of termination and exercised its right to demand that Sprint buy the Company for 88% of its business value. Sprint has asserted that there has been no breach of contract and therefore the "put" demand was legally ineffective.

        Subsequent to the date of the Company's complaint against Sprint, Toronto Dominion, as the Administrative Agent for the Company's senior credit facility, and the official committee of the unsecured creditors of the Company have filed actions against Sprint. In addition, two other Sprint affiliates have filed complaints against Sprint. Because of the multiple lawsuits filed in four different federal courts, on September 25, 2003, Sprint filed a motion before the multi-district litigation ("MDL") judicial panel to transfer and consolidate the five suits against Sprint. A hearing was held before the MDL panel on January 29, 2004 and on February 12, 2004, the panel denied Sprint's request. As discussed in Note 3, the Company executed a settlement and mutual release agreement with Sprint, the committee of unsecured creditors of the Company, and Toronto Dominion, as administrative agent for the Company's senior credit facility, to avoid the expense inherent with litigation and to resolve all the disputes among the parties, including those included in the various complaints filed against Sprint.

        On October 1, 2003, AT&T filed an administrative claim in the amount of $5.1 million for services provided to the Company from February 23, 2003 through June 24, 2003, which the Company is currently disputing. In addition, AT&T filed a proof of claim for $1.7 million for services which it provided prior to the Company's Chapter 11 filing which the Company is also disputing. In connection with the Company's Plan of Reorganization, the Company agreed to deposit $0.7 million in escrow pending resolution of both these disputed claims.

        On August 31, 2004, AT&T filed a cure claim for $4.1 million, contending that $1.5 million of the amount set forth in the pre-petition proof of claim, and $2.5 million of the amount set forth in the administrative proof of claim are presently due in cash as cure amounts resulting from an alleged assumption arising from the confirmation of the Company's Plan of Reorganization, which the Company also disputes. Also on August 31, 2004, AT&T amended its administrative proof of claim originally filed on October 1, 2003, by reducing it from $5.1 million to $2.6 million. If AT&T's claims are allowed as valid, AT&T would have a $0.2 million pre-petition claim payable in stock under the Company's Plan of Reorganization, with the remaining claims (both cure and administrative) payable in $6.6 million of cash.

        Both the administrative and pre-petition claims between AT&T and the Company have been consolidated in claims proceedings pending before the Bankruptcy Court. The Company is currently in the discovery stage of these proceedings. Subsequent to discovery, if the Company cannot reach a settlement regarding these disputes with AT&T, the Bankruptcy Court will determine the outcome. The Company believes the accompanying consolidated financial statements adequately reflect its obligations to AT&T for these services provided.

(23)    Consolidating Financial Information

        The Notes are fully, unconditionally and joint and severally guaranteed by iPCS Wireless, Inc. and iPCS Equipment, Inc., which are wholly owned subsidiaries of iPCS, Inc. The following consolidating financial information as of September 30, 2004 and 2003 and for the periods from July 2, 2004 through September 30, 2004, for the period from October 1, 2003 through July 1, 2004, for the year ended September 30, 2003 and for the year ended September 30, 2002 is presented for iPCS, Inc., iPCS Escrow Inc, iPCS Wireless, Inc. and iPCS Equipment, Inc. (in thousands):

Condensed Consolidating Balance Sheet
As of September 30, 2004
(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$57,760	$—	$—	$57,760
Other current assets	166,126	32,276	16,387	(182,295)	32,494

Total current assets	166,126	90,036	16,387	(182,295)	90,254
Property and equipment, net	—	113,394	21,647	(110)	134,931
Intangible assets, net	—	78,861	—	—	78,861
Other noncurrent assets	6,497	1,765	—	—	8,262
Investment in subsidiaries	89,578	—	—	(89,578)	—

Total assets	$262,201	$284,056	$38,034	$(271,983)	$312,308

Current liabilities	$8,155	$227,892	$155	$(182,405)	53,797
Long-term debt	165,000	400	—	—	165,400
Other long-term liabilities	—	4,065	—	—	4,065

Total liabilities	173,045	232,357	155	(182,405)	223,262

Stockholders' equity (deficiency)	89,046	51,699	37,879	(89,578)	89,046

Total liabilities and stockholders' equity (deficiency)	$262,201	$284,056	$38,034	$(271,983)	$312,308

Condensed Consolidating Statement of Operations
For the Period From July 2, 2004 through September 30, 2004
(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$55,382	$2,063	$(2,063)	$55,382
Cost of revenues	—	(35,953)	(772)	2,059	(34,666)
Selling and marketing	—	(7,996)	—	—	(7,996)
General and administrative	(145)	(1,582)	—	—	(1,727)
Depreciation and amortization	—	(10,478)	(1,363)	—	(11,841)
Loss on disposal of property and equipment	—	—	—	4	4

Total operating expenses	(145)	(56,009)	(2,135)	2,063	(56,226)
Other, net	(4,952)	(732)	552		(5,132)
Loss in subsidiaries	(879)	—		879	—

Net loss	$(5,976)	$(1,359)	$480	$879	$(5,976)

Condensed Consolidating Statement of Operations
For the Period October 1, 2003 through July 1, 2004
(Predecessor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$145,862	$5,582	$(5,582)	$145,862
Cost of revenues	—	(99,436)	(2,166)	5,571	(96,031)
Selling and marketing		(20,976)	—	—	(20,976)
General and administrative	(104)	(3,445)	(1)	—	(3,550)
Depreciation and amortization	—	(25,085)	(3,511)	—	(28,596)
Gain (loss) on disposal of property and equipment	—	(22)	(11)	20	(13)
Reorganization income	—	60,797	—	—	60,797

Total operating expenses	(104)	(88,167)	(5,689)	5,591	(88,369)
Cancellation of debt	—	131,956	—	—	131,956
Other, net	18,406	(26,243)	(2,035)	—	(9,872)
Loss in subsidiaries	161,266	—	—	(161,266)	—

Net income (loss)	$179,568	$163,408	$(2,142)	$(161,257)	$179,577

Condensed Consolidating Statement of Cash Flows
For the Period From July 2, 2004 through September 30, 2004
(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Operating activities	$(459)	$1,255	$1,649	$—	$2,445
Investing activities	—	(1,940)	(1,309)	—	(3,249)
Financing activities	459	(131,844)	(454)	—	(131,839)

Increase/(decrease) in cash and cash equivalents	—	(132,529)	(114)	—	(132,643)
Cash and cash equivalents at beginning of period	—	190,289	114	—	190,403

Cash and cash equivalents at end of period	$—	$57,760	$—	$—	$57,760

Condensed Consolidating Statement of Cash Flows
For the Period October 1, 2003 through July 1, 2004
(Predecessor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Operating activities	$(149,900)	$167,197	$1,595	$8	$18,900
Investing activities	—	(4,834)	(3,706)	(8)	(8,548)
Financing activities	149,900	9,758	2,739	—	162,397

Increase/(decrease) in cash and cash equivalents	—	172,121	628	—	172,749
Cash and cash equivalents at beginning of period	—	18,168	(514)	—	17,654

Cash and cash equivalents at end of period	$—	$190,289	$114	$—	$190,403

Condensed Consolidating Balance Sheet
As of September 30, 2003
(Predecessor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$18,168	$(514)	$—	$17,654
Other current assets	392,833	82,665	18,896	(466,948)	27,446

Total current assets	392,833	100,833	18,382	(466,948)	45,100
Property and equipment, net	—	148,970	21,769	(119)	170,620
Other noncurrent assets	—	5,854	—	—	5,854
Investment in subsidiaries	(365,482)	—	—	365,482	—

Total assets	$27,351	$255,657	$40,151	$(101,585)	$221,574

Current liabilities	$204	$569,343	$55,481	$(467,067)	157,961
Long-term debt	—	406	—	—	406
Other long-term liabilities	—	13,307	—	—	13,307

Total liabilities not subject to compromise	204	583,056	55,481	(467,067)	171,674

Liabilities subject to compromise	206,724	22,264	489	—	229,477

Stockholder's equity (deficiency)	(179,577)	(349,663)	(15,819)	365,482	(179,577)

Total liabilities and stockholder's equity (deficiency)	$27,351	$255,657	$40,151	$(101,585)	$221,574

Condensed Consolidating Statement of Operations
For the Year Ended September 30, 2003
(Predecessor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$194,293	$8,857	$(8,857)	$194,293
Cost of revenues	—	(146,310)	(4,854)	9,302	(141,862)
Selling and marketing	—	(27,343)	—	—	(27,343)
General and administrative	(648)	(4,898)	—	—	(5,546)
Depreciation and amortization	—	(35,990)	(4,558)	—	(40,548)
Loss on disposal of property and equipment	—	(9)	—	(465)	(474)
Reorganization expense	(21,837)	(9,245)	(11)	—	(31,093)

Total operating expenses	(22,485)	(223,795)	(9,423)	8,837	(246,866)

Other, net	17,053	(28,941)	(8,406)	—	(20,294)
Loss in subsidiaries	(67,415)	—	—	67,415	—

Net income (loss)	$(72,847)	$(58,443)	$(8,972)	$67,395	$(72,867)

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2003
(Predecessor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Operating activities	$26,888	$(17,250)	$(4,406)	$445	$5,677
Investing activities	—	(18,361)	5,023	20	(13,318)
Financing activities	(27,199)	27,497	(2,126)	(465)	(2,293)

Decrease in cash and cash equivalents	(311)	(8,114)	(1,509)	—	(9,934)
Cash and cash equivalents at beginning of year	311	26,282	995		27,588

Cash and cash equivalents at end of year	$—	$18,168	$(514)	$—	$17,654

Condensed Consolidating Statement of Operations
For the Year Ended September 30, 2002
(Predecessor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$170,421	$15,277	$(15,277)	$170,421
Cost of revenues	—	(151,999)	(12,211)	15,214	(148,996)
Selling and marketing	—	(44,727)	—	—	(44,727)
General and administrative	(7,384)	(17,541)	(5)	—	(24,930)
Non-cash stock compensation expense	—	(3,985)	—	—	(3,985)
Depreciation and amortization	(494)	(33,413)	(3,695)	—	(37,602)
Loss on disposal of property and equipment	—	(6,318)	—	—	(6,318)
Impairment of goodwill	—	(8,060)	—	—	(8,060)
Impairment of property and equipment	—	(25,341)	(4,041)	—	(29,382)
Impairment of intangible assets	(8,055)	(15,571)	—	—	(23,626)

Total operating expenses	(15,933)	(306,955)	(19,952)	15,214	(327,626)

Other, net	8,669	(29,528)	(4,635)	—	(25,494)
Loss in subsidiaries	(175,372)	—	—	175,372	—

Loss before cumulative effect of a change in accounting principle	(182,636)	(166,062)	(9,310)	175,309	(182,699)
Cumulative effect of a change in accounting principle	4,335	—	—	—	4,335

Net income (loss)	$(178,301)	$(166,062)	$(9,310)	$175,309	$(178,364)

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2002
(Predecessor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Operating activities	$27,184	$(58,596)	$(3,303)	$(63)	$(34,778)
Investing activities	—	(72,824)	1,046	—	(71,778)
Financing activities	(27,179)	103,812	2,869	63	79,565

Increase/(decrease) in cash and cash equivalents	5	(27,608)	612	—	(26,991)
Cash and cash equivalents at beginning of year	306	53,890	383		54,579

Cash and cash equivalents at end of year	$311	$26,282	$995	$—	$27,588

(24)    Valuation and Qualifying Accounts (in thousands):

	Beginning of Period	Costs and Expenses	Other(a)	Write-Offs	Balance at End of Period
Successor Company:
For the Period from July 2, 2004 through September 30, 2004
Allowance for doubtful accounts	$—	$489	$1,273	$(545)	$1,217

Predecessor Company:
For the Period from October 1, 2003 through July 1, 2004
Allowance for doubtful accounts	$2,460	$246	$1,545	$(4,251)	$—

Year ended September 30, 2003
Allowance for doubtful accounts	$4,497	$3,187	$10,828	$(16,052)	$2,460

Year ended September 30, 2002
Allowance for doubtful accounts	$2,364	$7,350	$8,915	$(14,132)	$4,497

(a)
Other consists of increases to the allowance for doubtful accounts recorded as a reduction of revenue. Other also included $1,809 related to the fresh-start accounting adjustments to record the Company's assets and liabilities at fair value for the period from October 1, 2003 through July 1, 2004.

(25)    Subsequent Events

        On November 1, 2004, the Company's wholly owned subsidiary, iPCS Wireless, Inc., entered into Amended and Restated Addendum VIII to the Sprint Agreements and Sprint PCS Services Agreement with Sprint PCS. This amendment amended and restated, and superceded in its entirety, the existing Addendum VIII, dated as of March 26, 2004.

        The Amendment reflects the Company's agreement with Sprint PCS with respect to its participation in the Sprint PCS reseller program. The Company agreed to participate in all resale arrangements between Sprint and resellers that are entered into, renewed or extended by Sprint prior to December 31, 2006, provided the terms and conditions of such resale arrangement are at least as favorable to iPCS as the terms and conditions of the AT&T resale arrangement, and subject to a minimum pricing floor for voice minutes of use. With respect to resale arrangements entered into, renewed or extended by Sprint between April 1, 2004 and December 31, 2006, the Company will receive the amount of fees collected by Sprint from such resellers on a pass-through basis as payment for the use of the Company's service area network by customers of such resellers. The Company may elect to discontinue its participation in any resale arrangement on the later to occur of (1) December 31, 2006, and (2) expiration of the then remaining term of such resale arrangement, giving effect to any renewals or extensions occurring prior to December 31, 2006, but not giving effect to any renewals or extensions which occur after December 31, 2006. For purposes of determining renewals and extensions of resale arrangements, if an arrangement does not expressly state an initial term, then the arrangement will be deemed to have a five-year initial term, and if an arrangement states an initial terms in excess of ten years, then the arrangement shall be deemed to have a ten-year initial term.

        In addition, pursuant to the right granted to the Company in its management agreement to obtain the most favorable terms provided under affiliation agreements with another Sprint PCS Affiliate of similar size, the Company exercised its right to amend the terms of its affiliation agreements with Sprint PCS to incorporate the terms of the affiliation agreements of another PCS Affiliate of Sprint. Accordingly, the amendment also reflects changes to the Company's affiliation agreements as a result of the exercise of this "most favored nation" right. These amendments clarify a number of provisions in the Company's affiliation agreements with Sprint PCS. The amendments also set the 3G data fee at 90% of Sprint PCS' retail yield beginning on January 1, 2007 (provided that such amount is not less than the Company's network costs plus a reasonable return), enhance the dispute resolution procedures for the Company and Sprint PCS, and provide for the Company's ability to elect to outsource customer care services by providing Sprint PCS with notice after January 1, 2006, and before June 30, 2006, and by paying Sprint PCS $3.0 million.

        On November 9, 2004, the Company had the initial closing on the sale of 51 towers to TCP Communications which provided gross proceeds of approximately $9.0 million. Because the cost basis of these towers was adjusted to fair value as part of fresh-start accounting, no gain or loss will be recognized on the sale.

        On November 22, 2004, the Company signed a letter of agreement with Nortel Networks to replace the Company's Lucent network equipment currently deployed in its Michigan markets with Nortel equipment including one switch, 232 base station and various additional capacity and network equipment. Under the terms of the agreement, the Company has agreed to purchase equipment totaling $15.2 million and will receive special pricing on future purchases through December 31, 2007.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1	Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., dated as of May 26, 2004 (Incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
2.2
Technical Amendment to Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.2 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
2.3
Modification to Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless Inc. and iPCS Equipment, Inc., dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.3 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
2.4
Findings of Fact, Conclusions of Law and Order under U.S.C. Section 1129(a) and (b) and Fed. R. Bankr. P. 3020 confirming the Second Amended Joint Plan of Reorganization of iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., Debtors and Debtors In Possession, as modified, dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.4 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
3.1
Amended and Restated Certificate of Incorporation of iPCS, Inc. (Incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
3.2
Amended and Restated Bylaws of iPCS, Inc. (Incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
3.3
Certificate of Incorporation of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.4 to the registration statement on Form S-4 filed by the Registrants with the SEC on January 8, 2001 (SEC File No. 333-47688))
3.4	Bylaws of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.5 to the registration statement on Form S-4 filed by the Registrants with the SEC on January 8, 2001 (SEC File No. 333-47688))
3.5
Certificate of Incorporation of iPCS Equipment, Inc. (Incorporated by reference to Exhibit 3.6 to the registration statement on Form S-4 filed by the Registrants with the SEC on January 8, 2001 (SEC File No. 333-47688))
3.6	Bylaws of iPCS Equipment, Inc. (Incorporated by reference to Exhibit 3.7 to the registration statement on Form S-4 filed by the Registrants with the SEC on January 8, 2001 (SEC File No. 333-47688))
4.1	Specimen Common Stock Certificate (filed as an exhibit to the Registration Statement filed on August 5, 2004)
4.2
Common Stock Registration Rights Agreement, dated as of July 20, 2004, by and among iPCS, Inc., affiliates of Silver Point Capital, affiliates of American International Group and the Timothy M. Yager 2001 Trust (filed as an exhibit to the Registration Statement filed on August 5, 2004)

4.3
Indenture dated as of April 30, 2004, by and among, iPCS Escrow Company, iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942)).
4.4
Registration Rights Agreement, dated as of April 30, 2004, by and among, iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc., iPCS Escrow Company, Credit Suisse First Boston LLC and Bear Stearns & Co. Inc. (Incorporated by reference to Exhibit 4.2 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
10.1*
Sprint PCS Management Agreement dated as of January 22, 1999 between WirelessCo, L.P., Sprint Spectrum, L.P., SprintCom, Inc., and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) as amended by Addendum I through Addendum V thereto (Incorporated by reference to Exhibit 10.1 to the registration statement on Form S-4 filed by the Registrants with the SEC on January 9, 2001 (SEC File No. 333-47688))
10.2	Addendum VI to Sprint PCS Management Agreement (Incorporated by reference to Exhibit 10.40 to the annual report on Form 10-K by the Registrants with the SEC on March 29, 2001))
10.3
Addendum VII to Sprint PCS Management Agreement (Incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
10.4
Addendum VIII to Sprint PCS Management Agreement (Incorporated by reference to Exhibit 10.4 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
10.5
Addendum IX to Sprint PCS Management Agreement (Incorporated by reference to Exhibit 10.5 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
10.6*
Sprint PCS Services Agreement dated as of January 22, 1999 by and between Sprint Spectrum, L.P. and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) (Incorporated by reference to exhibits to the registration statement on Form S-4 filed by the Registrants with the SEC (SEC File No. 333-47688))
10.7*
Sprint Trademark and Service Mark License Agreement dated as of January 22, 1999 between Sprint Communications Company, L.L.C. and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) (Incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4 filed by the Registrants with the SEC on January 8, 2001 (SEC File No. 333-47688))
10.8*
Sprint Spectrum Trademark and Service Mark License Agreement dated as of January 22, 1999 between Sprint Spectrum L.P. and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) (Incorporated by reference to Exhibit 10.4 to the registration statement on Form S-4 filed by the Registrants with the SEC on January 8, 2001 (SEC File No. 333-47688))
10.9
Master Lease Agreement dated as of August 31, 2000 between iPCS Wireless, Inc. and Trinity Wireless Towers, Inc. (Incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K405 filed by the Registrants with the SEC on March 29, 2001)
10.10
Master Tower Space Reservation and License Agreement dated as of July 20, 2002 by and between American Tower, L.P. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.11
Restructuring Management Services Agreement between iPCS, Inc. and YMS Management LLC dated as of January 27, 2003, as amended. (Incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
10.12
iPCS, Inc. 2004 Long-Term Incentive Plan, dated as of July 20, 2004 (Incorporated by reference to Exhibit 10.12 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
10.13
Employment Agreement, dated as of July 20, 2004, by and between Timothy M. Yager and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.13 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
10.14
Employment Agreement, dated as of July 20, 2004, by and between Stebbins B. Chandor, Jr. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
10.15
Employment Agreement, dated as of July 20, 2004, by and between Patricia M. Greteman and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
10.16
Employment Agreement, dated as of July 20, 2004, by and between Craig A. Kinley and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.16 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
10.17
Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.17 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
10.18
Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
10.19
Form of Director Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.19 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
10.20	Timothy M. Yager's Unit Agreement, dated as of July 20, 2004
10.21	Form of Restricted Stock Agreement (filed as an exhibit to the Registration Statement filed on October 5, 2004)
10.22
Agreement of Purchase and Sale, dated September 8, 2004, between iPCS Wireless, Inc. and TCP Communications LLC (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the SEC on September 14, 2004)
10.23
Employment Agreement by and between iPCS Wireless, Inc. and John J. Peterman, dated as of August 24, 2004 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the SEC on September 14, 2004)
10.24	Amended and Restated Addendum VIII to Sprint PCS Management Agreement (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the SEC on November 4, 2004)

10.25
Employment Agreement by and between iPCS Wireless, Inc. and Edmund L. Quatmann, Jr. dated as of November 30, 2004 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the SEC on December 3, 2004)
16.1
Deloitte & Touche letter, dated as of November 30, 2001, regarding change in independent registered public accounting firm (Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by the Registrant with the SEC on November 30, 2001 (SEC File No. 333-32064))
16.2	KPMG letter, dated as of October 4, 2004, regarding change in independent registered public accounting firm (filed as an exhibit to the Registration Statement filed on October 5, 2004)
21.1	Subsidiaries of iPCS, Inc. (Incorporated by reference to Exhibit 21.1 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Confidential treatment has been granted on portions of these documents.

QuickLinks

TABLE OF CONTENTS
THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGE IN INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Section 16(a) Beneficial Ownership Reporting Compliance.
  ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
Option/SAR Grants in Last Fiscal Year
Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
iPCS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
iPCS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share and per share amounts)
iPCS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share data)
iPCS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
iPCS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIENCY) (In thousands, except share data)
iPCS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO EXHIBITS