Form 10-Q
period 2004-12-31
IPCS INC
filed 2005-02-09
CIK 1108727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Numbers 333-117942; 333-117944

iPCS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4350876
(State or other jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

1901 N. Roselle Road, Schaumburg, Illinois	60195
(Address of Principal Executive Offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of February 7, 2005, there were 8,827,619 shares of common stock, $0.01 par value per share, outstanding.

TABLE OF CONTENTS

PART I		3
ITEM 1.	FINANCIAL INFORMATION...............................................................................................................................	3
	FINANCIAL STATEMENTS.................................................................................................................................	3
	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND SEPTEMBER 30, 2004 (SUCCESSOR COMPANY) (UNAUDITED).......................................................................................................	3
	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 (SUCCESSOR COMPANY) AND DECEMBER 31, 2003 (PREDECESSOR COMPANY) (UNAUDITED).......................................................................................................................................................	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 (SUCCESSOR COMPANY) AND DECEMBER 31, 2003 (PREDECESSOR COMPANY) (UNAUDITED).......................................................................................................................................................	5
	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................................................................................................................................	16
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................	29
ITEM 4.	CONTROLS AND PROCEDURES.......................................................................................................................	29
PART II	OTHER INFORMATION.......................................................................................................................................	31
ITEM 1.	LEGAL PROCEEDINGS.......................................................................................................................................	31
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........................................	31
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES..........................................................................................................	31
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................................	31
ITEM 5.	OTHER INFORMATION.......................................................................................................................................	31
ITEM 6.	EXHIBITS...............................................................................................................................................................	31
SIGNATURES...................................................................................................................................................................................		32
CERTIFICATIONS...........................................................................................................................................................................

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Successor Company	Successor Company
	December 31, 2004	September 30, 2004

Assets
Current Assets:
Cash and cash equivalents	$59,958	$57,760
Accounts receivable, net of allowance for doubtful accounts of $2,034 and $1,217, respectively	14,184	14,772
Receivable from Sprint (Note 5)	12,640	13,264
Inventories, net of reserves for excess/obsolescence of $87 and $50, respectively (Note 5)	1,657	1,310
Prepaid expenses	3,419	3,127
Other current assets	98	21
Total current assets	91,956	90,254
Property and equipment, net (Note 7)	119,818	134,931
Financing costs	6,534	6,497
Customer activation costs	628	451
Intangible assets, net of accumulated amortization of $6,099 and $3,051, respectively (Note 8)	75,813	78,861
Other assets	1,147	1,314
Total assets	$295,896	$312,308

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities:
Accounts payable	$3,894	$2,742
Accrued expenses	13,853	20,880
Payable to Sprint (Note 5)	22,626	24,404
Deferred revenue	5,886	5,764
Current maturities of long-term debt and capital lease obligations (Note 9)	8	7
Total current liabilities	46,267	53,797
Customer activation fee revenue	628	451
Other long-term liabilities	2,251	3,614
Long-term debt and capital lease obligations, excluding current maturities (Note 9)	165,397	165,400
Total liabilities	214,543	223,262

Commitments and contingencies (Note 14)	—	—

Stockholders’ Equity (Deficiency):
Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 8,744,164 shares issued and outstanding	87	87
Additional paid-in-capital	95,275	95,275
Unearned compensation	(317)	(340)
Accumulated deficiency	(13,692)	(5,976)
Total stockholders’ equity	81,353	89,046
Total liabilities and stockholders’ equity	$295,896	$312,308

See notes to consolidated financial statements (unaudited).

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except share data)

	Successor Company	Predecessor Company
	For the Three Months Ended December 31, 2004	For the Three Months Ended December 31, 2003

Revenues:
Service revenue	$38,585	$34,628
Roaming revenue	15,748	12,080
Equipment and other	1,664	1,352
Total revenues	55,997	48,060
Operating Expenses:
Cost of service and roaming (exclusive of depreciation, as shown separately below)	(29,602)	(28,470)
Cost of equipment	(5,720)	(5,063)
Selling and marketing	(10,026)	(6,162)
General and administrative	(1,993)	(904)
Reorganization expense (Note 4)	—	(1,788)
Non-cash stock compensation expense (In 2005, $8 related to cost of service and roaming, $10 related to general and administrative and $5 related to selling and marketing)	(23)	—
Depreciation	(8,459)	(9,525)
Amortization of intangible assets (Note 8)	(3,048)	—
Gain (loss) on disposal of property and equipment	(13)	2
Total operating expenses	(58,884)	(51,910)
Operating loss	(2,887)	(3,850)
Interest income	137	27
Interest expense	(4,974)	(2,329)
Other income	8	2
Net loss	$(7,716)	$(6,150)

Basic and diluted loss per share of common stock
Loss available to common stockholders	$(0.83)	n/a

Weighted average common shares outstanding	9,269,166	n/a

See notes to consolidated financial statements (unuadited).

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Successor Company	Predecessor Company
	For the Three Months Ended December 31, 2004	For the Three Months Ended December 31, 2003
Cash Flows from Operating Activities:
Net loss	$(7,716)	$(6,150)
Adjustments to reconcile net loss to net cash flows from operating activities:
(Gain) loss on disposal of property and equipment	13	(2)
Depreciation	8,459	9,525
Amortization of intangible assets	3,048	—
Amortization of financing costs	217	144
Reorganization expense	—	55
Non-cash stock compensation	23	—
Provision for doubtful accounts	820	295
Changes in assets and liabilities:
Accounts receivable	(232)	3,674
Receivable from Sprint	624	388
Inventories, net	(347)	(324)
Prepaid expenses, other current and long term assets	(469)	292
Accounts payable, accrued expenses and other long term liabilities	(6,875)	530
Payable to Sprint	(1,779)	437
Deferred revenue	299	(586)
Net cash flows from operating activities	(3,915)	8,278
Cash Flows from Investing Activities:
Purchases of property and equipment	(5,771)	(2,578)
Proceeds from disposition of property and equipment	12,139	24
Net cash flows from investing activities	6,368	(2,554)
Cash Flows from Financing Activities:
Repayments under senior credit facilities	—	(81)
Debt financing and other	(255)	—
Net cash flows from financing activities	(255)	(81)
Net increase in cash and cash equivalents	2,198	5,643
Cash and cash equivalents at beginning of period	57,760	17,654
Cash and cash equivalents at end of period	$59,958	$23,297
Supplemental disclosure of cash flow information - cash paid for interest	$9,540	$3,297
Supplemental disclosure for non-cash investing activities:
Accounts payable incurred for the acquisition of property, equipment and construction in progress	337	2,079

See notes to consolidated financial statements (unaudited).

iPCS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Business and Basis of Presentation

iPCS, Inc. and subsidiaries (collectively, the “Company” or “iPCS”) were created for the purpose of becoming a leading provider of wireless Personal Communication Services (“PCS”). On January 22, 1999, the Company entered into a management and related agreements with Sprint Corporation (“Sprint”) whereby it became a network partner of Sprint with the exclusive right to market and provide Sprint PCS products and services under the Sprint and Sprint PCS brand names in 16 markets in Illinois and Iowa. The Sprint agreements were subsequently amended in March 2000, February 2001, April 2004, July 2004 and November 2004. With these five amendments, the number of markets increased to forty and the size of the Company’s territory was increased from a total population of 2.8 million residents to 7.8 million residents. On November 30, 2001, AirGate PCS, Inc. (“AirGate”), a network partner of Sprint providing service in North Carolina, South Carolina, and Georgia, acquired iPCS in a tax-free stock transaction. iPCS was designated as an unrestricted subsidiary of AirGate and both companies operated as separate business entities. Due to restrictions in AirGate’s indenture governing its outstanding notes, AirGate was not permitted to provide funding or financial support to iPCS. On February 23, 2003, the Company and its subsidiaries filed for Chapter 11 bankruptcy protection (the “Filing”) in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”) (see Note 3). On March 31, 2004, the Company and its subsidiaries filed its Joint Plan of Reorganization with the Bankruptcy Court and subsequently amended it on April 16, 2004 and May 25, 2004 (the “Plan of Reorganization”). On July 9, 2004, the Plan of Reorganization was approved by the Bankruptcy Court and was declared effective on July 20, 2004.

The unaudited condensed consolidated financial statements included herein include the accounts of iPCS, Inc. and its subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the Company adopted fresh-start accounting as of July 1, 2004, and the Company’s emergence from Chapter 11 resulted in a new reporting entity. The periods as of and prior to July 1, 2004 have been designated “Predecessor Company” and the periods subsequent to July 1, 2004 have been designated as “Successor Company.” Under fresh-start accounting, the reorganization equity value of the company was allocated to the assets and liabilities based on their respective fair values and was in conformity with SFAS No. 141 “Business Combinations.” As a result of the implementation of fresh-start accounting, the financial statements of the Company after the effective date are not comparable to the Company’s financial statements for prior periods. The unaudited consolidated balance sheet as of December 31, 2004, the unaudited consolidated statements of operations for the three months ended December 31, 2004 and 2003, the unaudited consolidated statements of cash flows for the three months ended December 31, 2004 and 2003 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K.  All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company.  The results of operations for the three months ended December 31, 2004, are not indicative of the results that may be expected for the full fiscal 2005.

The PCS market is characterized by significant risks as a result of rapid changes in technology, increasing competition and the cost associated with continued upgrades to, and maintenance of, the portion of the Sprint PCS network in our territory. The Company’s continuing operations are dependent upon Sprint’s ability to perform its obligations under the Sprint Agreements. In addition, the Company must be able to attract and maintain a sufficient customer base and achieve satisfactory growth while successfully managing operations to generate enough cash from operations to meet future obligations. Changes in technology, increased competition, or the inability to obtain required financing or achieve break-even operating cash flow, among other factors, could have an adverse effect on the Company’s financial position and results of operations.  With the net proceeds from the offering of the senior notes approved by the Plan of Reorganization and subject to the Company’s ability to manage subscriber growth and achieve operating efficiencies, cash and cash equivalents, combined with cash flows from operations, are expected to be sufficient to fund any operating losses and working capital and to meet capital expenditure needs and debt service requirements for the foreseeable future.

(2)  Summary of Significant Accounting Policies

Loss Per Share:

Basic and diluted loss per share for the Successor Company are calculated by dividing the net loss available to common stockholders by the weighted average number of shares of common stock of the Company. Pursuant to the Company’s Plan of Reorganization, 8.6 million shares were distributed to its unsecured creditors on the effective date and the remaining 0.4 million shares held in reserve will be distributed upon resolution of disputed claims. The full nine million shares were used in the calculation of weighted average shares. The calculation was made in accordance with SFAS No. 128, “Earnings Per Share.” The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed exercise of stock options is antidilutive. Per share information is not presented for the Predecessor Company as it is not meaningful.

Potential common shares excluded from the loss per share computations were 620,500 stock options because they were antidilutive.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters beginning after June 15, 2005. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R.

(3)  Plan of Reorganization

On February 23, 2003, the Company and its subsidiaries made the Filing in the Bankruptcy Court. On this same date, the Company filed an action against Sprint alleging that Sprint had breached its agreements with the Company, causing it severe financial damage. The Company continued to operate as a debtor-in-possession.  As part of its plan of reorganization, on March 22, 2004, the Bankruptcy Court authorized the Company to proceed with an offering of new senior notes and the execution of related agreements, to issue a preliminary and final offering memorandum, and to use cash collateral to pay expenses and interest to be funded into escrow related to the new senior notes.

On March 31, 2004, the Company filed the Plan of Reorganization with the Bankruptcy Court and amended it on April 16, 2004 and May 25, 2004. On April 17, 2004, the Company filed with the Bankruptcy Court a disclosure statement summarizing the Plan of Reorganization that was subsequently amended on May 26, 2004. On May 27, 2004, there was a hearing in Bankruptcy Court that approved the adequacy of the disclosure statement.

The Bankruptcy Court confirmed the Plan of Reorganization on July 9, 2004 and it was declared effective on July 20, 2004. The significant terms of the Plan of Reorganization are as follows:

•                  The net proceeds from the offering of $165.0 million in aggregate principal amount of 11.5% senior notes were used to pay off in full the balance outstanding under the Company’s then existing senior credit facility. The remaining net proceeds were used by the Company to satisfy all other secured claims, administrative and other priority claims and unsecured convenience claims and will be used in the future for general corporate purposes.

•                  All of the Company’s subordinated claims were discharged and all of its existing capital stock was cancelled.

•                  The Company issued 8.6 million shares of new common stock to the Company’s general unsecured creditors in satisfaction and retirement of their claims. An additional 0.4 million shares are held in reserve to be issued upon resolution of the outstanding disputed claims. The Company believes that the resolution of the disputed claims will not have a material effect on the Company’s consolidated financial statements. An additional one million shares were reserved for issuance to certain members of the Company’s management, directors and other employees.

•                  The Company assumed its affiliation agreements, as amended, with Sprint; settled all claims by and between the Company and Sprint, which resulted in the write-off of all pre-petition claims, as set forth in the settlement agreement and mutual release; and paid Sprint approximately $5.1 million in full and complete satisfaction of the Company’s obligation to cure defaults under its affiliation agreements with Sprint.

•                  The Company assumed all contracts and leases that had not been previously rejected.

•                  Timothy M. Yager was appointed as president and chief executive officer.

•                  Four new directors were appointed to the Company’s board of directors.

•                  The Plan of Reorganization released (a) all of the Company’s officers, directors and employees, in each case, as of the date of the commencement of the hearing on the disclosure statement; (b) the Company’s creditors’ committee and all of its members, in their respective capacities as such; (c) the trustee under the indenture for the Company’s then existing senior discount notes, in its capacity as such; (d) the lenders under the Company’s senior credit facility, in their capacities as such; (e) the agent for the lenders under the Company’s then existing senior credit facility, in its capacity as such; (f) the holders of the then existing senior discount notes, in their capacity as such; and (g) with respect to each of the above-named persons, such person’s present affiliates, principals, employees, agents, officers, directors, financial advisors, attorneys and other professionals, in their capacities as such.

The Company’s emergence from Chapter 11 proceedings resulted in a new reporting entity with the adoption of fresh-start accounting in accordance with the SOP 90-7. Pursuant to SOP 90-7, the accounting for the effects of the reorganization occurred as of the confirmation date because there were no remaining conditions precedent to the effectiveness of the plan as of the July 9, 2004 confirmation date. For accounting purposes, the Company applied fresh-start accounting as of July 1, 2004, because the results of operations for the eight days through July 9, 2004 did not have a material impact on the reorganized company’s financial position, results of operations and cash flows. The estimated reorganization equity value of the Company of $95.0 million, which served as the basis for the Plan of Reorganization approved by the Bankruptcy Court, was used to determine the value allocated to the assets and liabilities of the Reorganized Company in proportion to their fair values and is in conformity with SFAS No. 141 “Business Combinations.” The reorganization equity value was determined utilizing appraisals, commonly used discounted cash flow valuation methods and selected price earnings multiples of publicly-traded companies similar to the Company to determine the relative fair values of the Company’s assets and liabilities. Factors taken into consideration included projected revenue growth, market and industry growth rates, competition and general economic conditions, working capital and capital expenditure requirements. Changes to the values allocated to the assets and liabilities of the Reorganized Company are not expected to be material.

(4)  Reorganization Expense

Reorganization expense in the statement of operations for the three months ended December 31, 2003 was comprised of professional fees and other costs related to the bankruptcy filing.

(5)  Sprint Agreements

Under the Sprint agreements, Sprint provides the Company significant support services such as customer service, billing, long distance transport services, national network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand name, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue when Sprint’s and other PCS Affiliates of Sprint’s wireless customers incur minutes of use in the Company’s territories and incurs expense to Sprint and to other PCS Affiliates of Sprint when the Company’s customers incur minutes of use in Sprint’s and other PCS Affiliates of Sprint’s territories. The expense is recorded in the cost of service and roaming and in the selling and marketing detail lines within the statement of operations. Cost of service and roaming transactions with Sprint include the 8% affiliation fee, long distance, roaming expenses, billing support and customer care support. Cost of equipment relates to inventory sold by the Company that was purchased from Sprint under the Sprint agreements. Selling and marketing transactions relate to subsidized costs on wireless handsets and commissions under Sprint’s national distribution program.

Sprint is a service provider for a significant portion of technical, marketing and administrative functions. These functions include billing, customer care, credit and collections, network operations support, inventory logistics handling, long distance transport and marketing and design of the products and services the Company sells. In addition, Sprint collects payments from customers, and according to the terms of the Sprint agreements, remits to the Company its percentage of these revenues, net of the 8% affiliation fee. Because the Company derives substantial revenues and expenses from Sprint and Sprint PCS, should Sprint be unable to provide these services, the Company could be negatively impacted.

For both the three months ended December 31, 2004 and 2003, 97% of the Company’s revenue was derived from data provided by Sprint. Of the Company’s cost of service and roaming, 70% and 65% for the three months ended December 31, 2004, and 2003, respectively, was derived from data provided by Sprint. The Company reviews all charges from Sprint and disputes certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint can charge the Company for certain expenses under the terms of the Sprint agreements.  At December 31, 2004 and September 30, 2004, the Company had $0.2 million and $0.1 million, respectively, in disputed charges.

Amounts relating to the Sprint agreements for the three months ended December 31, 2004 and 2003 are as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
Amounts included in the Consolidated Statements of Operations:
Service revenue	$38,585	$34,628
Roaming revenue	$15,748	$12,080
Cost of service and roaming:
Roaming	$9,839	$7,404
Customer service	5,588	4,007
Affiliation fees	3,054	2,886
Long distance	1,580	2,076
Other	676	2,115
Total cost of service and roaming	$20,737	$18,488
Cost of equipment	$5,720	$5,063
Selling and marketing	$3,382	$2,292

	Successor Company	Successor Company
	December 31, 2004	September 30, 2004
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$12,640	$13,264
Inventories	1,657	1,310
Payable to Sprint	22,626	24,404

(6)  Amendments to Sprint Agreement

On November 1, 2004, the Company’s wholly owned subsidiary, iPCS Wireless, Inc., entered into Amended and Restated Addendum VIII to the Sprint Agreements and Sprint PCS Services Agreement with Sprint PCS. This amendment, which was effective as of April 1, 2004, amended and restated, and superceded in its entirety, the existing Addendum VIII, dated as of March 26, 2004.

The amendment reflects the Company’s agreement with Sprint PCS with respect to its participation in the Sprint PCS reseller program. The Company agreed to participate in all resale arrangements between Sprint and resellers that are entered into, renewed or extended by Sprint prior to December 31, 2006, provided the terms and conditions of such resale arrangement are at least as favorable to iPCS as the terms and conditions of the AT&T resale arrangement, and subject to a minimum pricing floor for voice minutes of use. With respect to resale arrangements entered into, renewed or extended by Sprint between April 1, 2004 and December 31, 2006, the Company will receive the amount of fees collected by Sprint from such resellers on a pass-through basis as payment for the use of the Company’s service area network by customers of such resellers. The Company may elect to discontinue its participation in any resale arrangement on the later to occur of

(1) December 31, 2006, and (2) expiration of the then remaining term of such resale arrangement, giving effect to any renewals or extensions occurring prior to December 31, 2006, but not giving effect to any renewals or extensions which occur after December 31, 2006. For purposes of determining renewals and extensions of resale arrangements, if an arrangement does not expressly state an initial term, then the arrangement will be deemed to have a five-year initial term, and if an arrangement states an initial terms in excess of ten years, then the arrangement shall be deemed to have a ten-year initial term.

In addition, pursuant to the right granted to the Company in its management agreement to obtain the most favorable terms provided under affiliation agreements with another Sprint PCS Affiliate of similar size, the Company exercised its right to amend the terms of its affiliation agreements with Sprint PCS to incorporate the terms of the affiliation agreements of another PCS Affiliate of Sprint. Accordingly, the amendment also reflects changes to the Company’s affiliation agreements as a result of the exercise of this ‘‘most favored nation’’ right. These amendments clarify a number of provisions in the Company’s affiliation agreements with Sprint PCS. The amendments also set the 3G data fee at 90% of Sprint PCS’ retail yield beginning on January 1, 2007 (provided that such amount is not less than the Company’s network costs plus a reasonable return), enhance the dispute resolution procedures for the Company and Sprint PCS, and provide for the Company’s ability to elect to outsource customer care services by providing Sprint PCS with notice after January 1, 2006, and before June 30, 2006, and by paying Sprint PCS $3.0 million.

(7)         Property and Equipment

Property and equipment consists of the following at December 31, 2004 and September 30, 2004 (in thousands):

	Successor Company	Successor Company
	December 31, 2004	September 30, 2004
Network assets	$124,903	$134,552
Computer equipment	1,000	874
Furniture, fixtures, and office equipment	3,485	2,935
Vehicles	488	530
Construction in progress	6,732	4,830
Total property and equipment	136,608	143,721
Less accumulated depreciation and amortization	(16,790)	(8,790)
Total property and equipment, net	$119,818	$134,931

On July 1, 2004, as a result of the Company’s reorganization and in accordance with fresh-start accounting under SOP 90-7, the Company reduced its property and equipment by $9.1 million to their estimated fair values.  No additional impairment was necessary at September 30, 2004.

(8)  Intangible Assets

On July 1, 2004, as a result of the Company’s reorganization and in accordance with fresh-start accounting under SOP 90-7, the Company revalued its assets to their estimated fair values. With the implementation of fresh-start accounting, the Company recorded intangible assets of $19.8 million relating to the fair value of the customer base and $62.1 million relating to the fair value of the right to provide service under the Sprint agreements. The customer base is being amortized over the estimated average life of a customer, or 30 months. The right to provide service under the Sprint agreements is being amortized over the remaining term of the agreement or 14.5 years.

The amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at December 31, 2004 and September 30, 2004 are as follows (in thousands):

	Successor Company
	December 31, 2004
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Right to provide service under the Sprint agreements	174 months	$62,127	$(2,142)	$59,985
Customer base	30 months	19,785	(3,957)	15,828
		$81,912	$(6,099)	$75,813

	Successor Company
	September 30, 2004
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Right to provide service under the Sprint agreements	174 months	$62,127	$(1,072)	$61,055
Customer base	30 months	19,785	(1,979)	17,806
		$81,912	$(3,051)	$78,861

The amortization of intangible assets for the three months ended December 31, 2004 was $3.0 million.  There was no amortization expense during the three months ended December 31, 2003.  Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year Ended September 30,
2005	$12,199
2006	12,199
2007	6,263
2008	4,285
2009	4,285
Thereafter	39,630
Total	$78,861

(9)  Long-Term Debt

Long-term debt consists of the following at December 31, 2004 and September 30, 2004 (in thousands):

	Successor Company	Successor Company
	December 31, 2004	September 30, 2004
Senior notes due 2012	$165,000	$165,000
Capital lease obligations	405	407
Total long-term debt and capital lease obligations	165,405	165,407
Less: current portion	8	7
Long-term debt and capital lease obligations, excluding current maturities	$165,397	$165,400

Senior Notes

On April 21, 2004, iPCS Escrow Holding Company and iPCS Escrow Company were formed. iPCS Escrow Holding Company was a wholly owned direct subsidiary of the Company. iPCS Escrow Company was a wholly owned direct subsidiary of iPCS Escrow Holding Company and was not part of the bankruptcy estate of the Company. iPCS Escrow Company was a special purpose vehicle and was created solely to issue $165.0 million in aggregate principal amount of new 11.5% senior notes. On July 20, 2004, the effective date of the Company’s reorganization, iPCS Escrow Holding Company merged with and into the Company and the proceeds from the new senior notes became general unsecured obligations of the Company. The notes contain covenants which restrict the Company’s ability to incur additional indebtedness, merge, pay dividends, dispose of its assets, and certain other matters as defined in the indenture. However, the new senior notes are subordinated to all secured indebtedness of the Company to the extent of the assets securing such indebtedness, and to any indebtedness of subsidiaries of the Company that do not guarantee the new senior notes. Interest is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2004 to the holders of record on the immediately preceding April 15 and October 15.  During the three months ended December 31, 2004, the Company made its first interest payment totaling $9.5 million.

(10)  Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three months ended December 31, 2004 and 2003 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception.

(11)  Stock Compensation

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee and director stock options. Compensation expense is determined as the excess of the fair value of the Company’s common stock at date of grant over the exercise price. On July 15, 2004, the Company’s board of directors approved the 2004 long-term incentive plan, as provided under the Plan of Reorganization (see Note 3). Under the 2004 long-term incentive plan, the Company may grant to employees, directors and consultants of the Company incentive and non-qualified stock options, stock appreciation rights (SARs), restricted and unrestricted stock awards and cash incentive awards. The maximum number of shares of stock that may be awarded to participants is one million. Up to 500,000 shares may be issued in conjunction with awards other than options and SARs.

If compensation expense for the stock option grants had been determined on fair value at the grant date consistent with the requirements of SFAS No. 123, the Company’s net loss and net loss per common share would have been the pro forma amounts below:

Three Months Ended December 31, 2004
Net loss (in thousands):
As reported	$(7,716)
Less noncash compensation in accordance with SFAS No. 123	(351)
Pro forma	$(8,067)
Basic and diluted loss per common share:
As reported	$(0.83)
Pro forma	$(0.87)

There were no outstanding stock options during the three months ended December 31, 2003.

The Company’s calculation of fair value of the options was made using the Black-Scholes model with the following assumptions:

Three Months Ended December 31, 2004
Risk free interest rate	3.52%
Volatility	67.83%
Dividend yield	0.0%
Expected life in years	4

(12)  Related Party Transactions

Prior to the Company’s Chapter 11 filing, and at the request of the senior lenders and the majority holders of the then existing senior discount notes, on January 27, 2003, the Company signed a restructuring management services agreement with YMS Management, L.L.C.  (“YMS”) to perform restructuring management services for the Company and to appoint a Chief Restructuring Officer (“CRO”). The Company appointed Timothy M. Yager as CRO at the time the agreement was signed. Under terms of this agreement, YMS received a weekly fee of $15,000, reimbursement of reasonable administrative expenses plus a success fee, as defined in the agreement. During the three months ended December 31, 2003, the Company incurred expenses of $0.2 million to YMS.

(13)  Tower Sales

On September 4, 2004, the Company signed an agreement with TCP Communications, LLC (“TCP”) whereby the Company agreed to sell up to 92 of its owned towers to TCP. The towers are priced individually and the sale of all 92 towers would provide the Company with gross proceeds of approximately $16.5 million. After the sale, the Company will lease space on the towers sold to TCP at rates and terms consistent with that of the Company’s existing leases. The transaction is expected to close in several installments during fiscal year 2005 and is subject to exclusion of towers by TCP based on its due diligence and other customer closing conditions.

On November 9, 2004 and December 29, 2004, the Company sold 51 and 17 towers, respectively, to TCP for gross proceeds net of broker’s fees totaling approximately $12.1 million.  Because the cost basis of these towers was adjusted to fair value as part of fresh-start accounting, no gain or loss on the sales was recorded.

(14)  Commitments and Contingencies

Commitments

On November 22, 2004, the Company signed a letter of agreement with Nortel Networks to replace the Company’s Lucent network equipment currently deployed in its Michigan markets with Nortel equipment including one switch, 232 base stations and various additional capacity and network equipment. Under the terms of the agreement, the Company has agreed to purchase equipment totaling approximately $15.2 million and will receive special pricing on future purchases through December 31, 2007.  As of December 31, 2004, the Company had purchased approximately $4.6 million under the agreement.

Litigation

On October 1, 2003, AT&T filed an administrative proof of claim and a pre-petition proof of claim against the Company, both of which claims the Company disputes. In connection with the Company’s Plan of Reorganization, the Company deposited $0.7 million in escrow pending resolution of both of these disputed claims.  On August 31, 2004, AT&T filed a cure claim against the Company, contending that a portion of the amount set forth in the pre-petition proof of claim, and a portion of the amount set forth in the administrative proof of claim are presently due in cash as cure amounts, which is also in dispute. Also on August 31, 2004, AT&T amended its administrative proof of claim originally filed on October 1, 2003. If all of AT&T’s claims are allowed as valid, AT&T would have a $0.2 million pre-petition claim payable in stock under our Plan of Reorganization, with the remaining claims (both cure and administrative) payable in $6.6 million of cash. Both the administrative and pre-petition claims between AT&T and the Company have been consolidated in claims proceedings pending before the Bankruptcy Court. On September 30, 2004, the Company filed a response to the cure claim requesting that the dispute on the cure claim be consolidated with the administrative and pre-petition claim dispute. The Company is currently in the discovery stage of the proceedings with respect to the administrative and pre-petition claims. If the Company cannot reach a settlement regarding these disputes after discovery, the Bankruptcy Court will determine the outcome. In the event that the Company’s response to the cure claim is denied or that the Bankruptcy Court does not find in the Company’s favor if a settlement is not reached with AT&T the Company believes it has sufficient resources to fund any potential claim. The Company believes the accompanying consolidated financial statements adequately reflect its obligations to AT&T for these services provided.

(15)  Consolidating Financial Information

The senior notes are fully, unconditionally and joint and severally guaranteed by iPCS Wireless, Inc. and iPCS Equipment, Inc., which are wholly owned subsidiaries of the Company. The following unaudited consolidating financial information as of December 31, 2004 and September 30, 2004 and for the three months ended December 31, 2004 and 2003 is presented for the Company, iPCS Wireless, Inc. and iPCS Equipment, Inc. (in thousands):

iPCS Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

as of December 31, 2004

	Successor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$59,958	$—	$—	$59,958
Other current assets	156,203	42,491	19,036	(185,732)	31,998
Total current assets	156,203	102,449	19,036	(185,732)	91,956
Property and equipment, net	—	100,495	19,433	(110)	119,818
Intangible assets, net	—	75,813	—	—	75,813
Other noncurrent assets	6,534	1,775	—	—	8,309
Investment in subsidiaries	86,963	—	—	(86,963)	—
Total assets	$249,700	$280,532	$38,469	$(272,805)	$295,896

Current liabilities	$3,347	$228,679	$83	$(185,842)	46,267
Long-term debt	165,000	397	—	—	165,397
Other long-term liabilities	—	2,879	—	—	2,879
Total liabilities	168,347	231,955	83	(185,842)	214,543
Stockholders’ equity (deficiency)	81,353	48,577	38,386	(86,963)	81,353
Total liabilities and stockholders’ equity (deficiency)	$249,700	$280,532	$38,469	$(272,805)	$295,896

iPCS Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended December 31, 2004

	Successor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenue	$—	$55,997	$2,251	$(2,251)	$55,997
Cost of revenue	—	(36,630)	(938)	2,246	(35,322)
Selling and marketing	—	(10,026)	—	—	(10,026)
General and administrative	(140)	(1,876)	—	—	(2,016)
Depreciation and amortization	—	(10,118)	(1,389)	—	(11,507)
Gain (loss) on disposal of property and equipment	—	(18)	—	5	(13)
Total operating expenses	(140)	(58,668)	(2,327)	2,251	(58,884)
Other, net	(4,961)	(451)	583	—	(4,829)
Loss in subsidiaries	(2,615)	—	—	2,615	—
Net income (loss)	$(7,716)	$(3,122)	$507	$2,615	$(7,716)

iPCS Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended December 31, 2004

	Successor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Operating activities	$255	$(3,411)	$(759)	$—	$(3,915)
Investing activities	—	5,609	759	—	6,368
Financing activities	(255)	—	—	—	(255)
Decrease in cash or cash equivalents	—	2,198	—	—	2,198
Cash and cash equivalents at beginning of period	—	57,760	—	—	57,760
Cash and cash equivalents at end of year	$—	$59,958	$—	$—	$59,958

iPCS Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

as of September 30, 2004

	Successor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$57,760	$—	$—	$57,760
Other current assets	166,126	32,276	16,387	(182,295)	32,494
Total current assets	166,126	90,036	16,387	(182,295)	90,254
Property and equipment, net	—	113,394	21,647	(110)	134,931
Intangible assets, net	—	78,861	—	—	78,861
Other noncurrent assets	6,497	1,765	—	—	8,262
Investment in subsidiaries	89,578	—	—	(89,578)	—
Total assets	$262,201	$284,056	$38,034	$(271,983)	$312,308

Current liabilities	$8,155	$227,892	$155	$(182,405)	53,797
Long-term debt	165,000	400	—	—	165,400
Other long-term liabilities	—	4,065	—	—	4,065
Total liabilities	173,155	232,357	155	(182,405)	223,262
Stockholders’ equity (deficiency)	89,046	51,699	37,879	(89,578)	89,046
Total liabilities and stockholders’ equity (deficiency)	$262,201	$284,056	$38,034	$(271,983)	$312,308

iPCS Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended December 31, 2003

	Predecessor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenue	$—	$48,060	$2,842	$(2,842)	$48,060
Cost of revenue	—	(34,664)	(1,702)	2,833	(33,533)
Selling and marketing		(6,162)	—	—	(6,162)
General and administrative	(31)	(873)	—	—	(904)
Depreciation and amortization	—	(8,363)	(1,162)	—	(9,525)
Gain (loss) on disposal of property and equipment	—	2	—	—	2
Reorganization expense	—	(1,783)	(5)	—	(1,788)
Total operating expenses	(31)	(51,843)	(2,869)	2,833	(51,910)
Other, net	7,217	(8,810)	(709)	2	(2,300)
Loss in subsidiaries	(13,329)	—	—	13,329	—
Net income (loss)	$(6,143)	$(12,593)	$(736)	$13,322	$(6,150)

iPCS Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended December 31, 2003

	Predecessor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Operating activities	$7,328	$529	$428	$(7)	$8,278
Investing activities	—	(3,640)	1,080	6	(2,554)
Financing activities	(7,328)	8,259	(1,013)	1	(81)
Increase in cash or cash equivalents	—	5,148	495	—	5,643
Cash and cash equivalents at beginning of period	—	18,168	(514)	—	17,654
Cash and cash equivalents at end of the period	$—	$23,316	$(19)	$—	$23,297

(16)  Subsequent Events

On January 18, 2005, the Company made a distribution of approximately 50,000 shares to settle an additional thirteen disputed claims.  On February 4, 2005, the Company made an additional distribution of approximately 34,000 shares to settle seven disputed claims.  With these distributions, the Company currently has approximately 316,000 shares reserved for its remaining disputed claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements about future events and expectations that are “forward-looking statements.” These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative use of these terms or other comparable terminology. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements include:

•                  statements regarding our anticipated revenues, expense levels, liquidity and capital resources and operating losses; and

•                  statements regarding expectations or projections about markets in our territory.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are further discussed in our annual report on Form 10-K for the period ended September 30, 2004.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

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

•                  changes in government regulation;

•                  future acquisitions;

•                  the competitiveness and impact of Sprint PCS’ pricing plans and PCS products and services on us;

•                  our subscriber credit quality;

•                  the potential for us to experience a continued high rate of subscriber turnover;

•                  inaccuracies in our financial information provided to us by Sprint PCS;

•                  rates of penetration in the wireless industry and in our territories;

•                  our significant level of indebtedness;

•                  the impact and outcome of legal proceedings between other PCS Affiliates of Sprint and Sprint PCS;

•                  the final resolution of any remaining claims to be paid in cash as a result of our bankruptcy filing;

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

•                  general economic and business conditions; and

•                  effects of mergers and consolidations within the wireless telecommunications industry, particularly business combinations involving Sprint, such as the proposed merger with Nextel, or affiliates of Sprint, and unexpected announcements or developments from others in the wireless telecommunications industry.

Business

Overview

We are an affiliate of Sprint PCS, the operator of a 100% digital personal communications service, or PCS, wireless network with licenses to provide voice and data service to the entire United States population using a single frequency band and a single technology. As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services and products under the Sprint brand name in the territory licensed to us by Sprint PCS. We own and are responsible for building, operating and managing the portion of the PCS wireless network of Sprint PCS located in our territory. Our network is designed to offer a seamless connection with the wireless network of Sprint PCS and uses the same technology as Sprint PCS to transmit wireless calls – known as “code division multiple access” or CDMA. We have completed the required build-out of our portion of the PCS wireless network of Sprint PCS, although we may elect to build-out additional markets in our territory. We offer national calling plans designed by Sprint PCS, as well as local plans tailored to the markets within our territory. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national retailers (including RadioShack and Best Buy stores) and local third-party distributors.  Our territory consists of 40 markets – known as “basic trading areas” or BTAs – located in Illinois, Michigan, Iowa and eastern Nebraska. Based on the 2000 population counts compiled by the U.S. Census Bureau and adjusted by estimated growth rates from third party proprietary demographic databases, at December 31, 2004, our licensed territory had a total population of approximately 7.8 million residents, of which our wireless network covered approximately 5.9 million residents. At December 31, 2004, we had approximately 249,200 subscribers in all our markets.

We recognize revenues from our subscribers for the provision of wireless telecommunications services, proceeds from the sale of handsets and accessories through distribution channels controlled by us and fees from Sprint PCS and other wireless service providers and resellers when their subscribers roam onto our network. Sprint PCS retains 8% of all service revenue collected from our subscribers (not including product sales or roaming charges billed to our subscribers) and 8% of all fees collected from non-Sprint wireless service providers and resellers when their subscribers roam onto our network. We report the amount retained by Sprint PCS as an operating expense. In addition, Sprint PCS bills our subscribers for taxes, handset insurance and Universal Service Fund charges which we do not record. Sprint collects these amounts from the subscribers and remits them to the appropriate entity.

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

As we do not own any PCS licenses to operate a wireless network, our operations and revenues are substantially dependent on the continuation of our affiliation with Sprint PCS. Additionally, our affiliation agreements with Sprint PCS give Sprint PCS a substantial amount of control over factors that significantly affect the conduct of our business.

Reorganization

We filed a voluntary petition in bankruptcy court pursuant to Chapter 11 of the Bankruptcy Code on February 23, 2003.  From the date of our bankruptcy filing through the effective date of our plan of reorganization, we operated our business and managed our assets as debtors-in-possession, subject to the supervision of the bankruptcy court, without obtaining debtor-in-possession financing. On April 30, 2004, we, through a newly formed special purpose entity, issued $165.0 million in aggregate principal amount of 11.5% senior notes, the net proceeds of which offering were deposited into an escrow account to be used in accordance with our plan of reorganization upon confirmation by the bankruptcy court and effectiveness.

On July 9, 2004, the bankruptcy court confirmed our plan of reorganization and declared it effective as of July 20, 2004. Pursuant to the terms of our plan of reorganization, on the effective date we paid a portion of the net proceeds from the senior notes offering to satisfy in full the balance outstanding under our then-existing senior secured credit facility and to permanently retire the loans thereunder.  The remaining net proceeds from the senior notes were used to satisfy all other secured claims, administrative and other priority claims and unsecured convenience claims and to pay fees and expenses related to the reorganization, as well as for general corporate purposes. Additionally, all of our subordinated claims were discharged and all of our then existing capital stock was cancelled.

Our plan of reorganization authorized us to issue ten million shares of our common stock upon our emergence from bankruptcy. On the effective date of our plan of reorganization, we issued 8.6 million shares of common stock to our general unsecured creditors who held undisputed claims, including holders of our then-existing senior discount notes, in satisfaction and retirement of their claims. We also reserved 400,002 shares of our common stock for future issuances to our general unsecured creditors upon resolution of their disputed claims, which claims total approximately $9.7 million at December 31, 2004.  Since December 31, 2004, we have distributed an additional 83,455 shares and still have 316,547 shares reserved for our remaining disputed claims.   Accordingly, our former general unsecured creditors are now our principal equity holders. The remaining one million shares were reserved for issuance to certain members of our management, directors and other employees through our 2004 Long-Term Incentive Plan.

With respect to Sprint, our plan of reorganization provided for the following:

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

Our plan of reorganization also provided for various other matters relating to our operations post-reorganization, including the following:

•                  our assumption of all contracts and leases that have not been previously rejected;

•                  the appointment of Timothy M. Yager as president and chief executive officer and director;

•                  the appointment of four new directors to the iPCS board of directors as selected by the committee of unsecured creditors; and

•                  our release of any and all claims against: (i) all of our officers, directors and employees, in each case, as of the date of the commencement of the hearing on the disclosure statement; (ii) our creditors’ committee and all of its members, in their respective capacities as such; (iii) trustee under the indenture for our existing senior discount notes, in its capacity as such; (iv) the lenders under our senior secured credit facility, in their capacities as such; (v) the agent for the lenders under our senior secured credit facility, in its capacity as such; (vi) the holders of the new notes offered hereby, in their capacity as such; and (vii) with respect to each of the above-named persons, such person’s present affiliates, principals, employees, agents, officers, directors, financial advisors, attorneys and other professionals, in their capacities as such.

Definitions of Operating Metrics

In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we provide certain financial measures that are calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and as adjusted to GAAP (“non-GAAP”) to assess our financial performance. In addition, we use certain non-financial terms that are not measures of financial performance under GAAP. Terms such as subscriber additions and churn are terms used in the wireless telecommunications industry. The non-GAAP financial measures of average revenue per user (“ARPU”) and cost per gross addition (“CPGA”) reflect standard measures of liquidity, profitability or performance commonly used in the wireless telecommunications industry. The non-financial terms and the non-GAAP measures reflect wireless telecommunications industry conventions and are commonly used by the investment community for comparability purposes. The non-GAAP measures included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are reconciled below in “—Consolidated Results of Operations—Reconciliation of Non-GAAP Financial Measures” and are summarized as follows:

•                  Churn is a measure of the rate at which subscribers based in our territory deactivate service on a voluntary or involuntary basis. We calculate average monthly churn based on the number of subscribers deactivated during the period (net of transfers out of our territory and those who deactivated within 30 days of activation) as a percentage of our average monthly subscriber base during the period divided by the number of months during the period.

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

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of an entity. To aid in that understanding, we have identified our “critical accounting policies.” These policies have the potential to have a significant impact on our consolidated financial statements, either because of the significance of the financial statement item to which they relate or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Revenue recognition.  We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. We recognize service revenue from our subscribers as they use the service. We pro-rate monthly subscriber revenue over the billing period and record airtime usage in excess of the pre-subscribed usage plan. Our subscribers pay an activation fee when they initiate service. We reduce recorded service revenue for billing adjustments, and estimated uncollectible fees for late payments and early cancellation. We also reduce service revenue for rebates and discounts given to subscribers on wireless handset sales in accordance with the Emerging Issues Task Force (“EITF”), EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a

Reseller of the Vendor’s Products).” Effective July 1, 2003, we adopted EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This EITF guidance addresses accounting for arrangements that involve multiple revenue-generating activities. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units of the arrangement based on their relative fair values. The guidance in EITF 00-21 became effective for revenue arrangements entered into for quarters beginning after June 15, 2003. We have elected to apply this guidance prospectively from July 1, 2003. Prior to the adoption of EITF 00-21, under the provisions of SAB No. 101, we accounted for the sale of our handsets and our subsequent service to the customer as a single unit of accounting because our wireless service is essential to the functionality of our handsets. Accordingly, we deferred all activation fee revenue and its associated direct costs and amortized these revenues and costs over the average life of our subscribers which we estimate to be 30 months. Under EITF 00-21 we no longer need to consider whether customers can use their handsets without our wireless service provided to them. Because we meet the criteria stipulated in EITF 00-21, the adoption of EITF 00-21 requires us to account for the sale of the handset as a separate unit of accounting from the subsequent service to the customer. With the adoption of EITF 00-21, we now recognize activation fee revenue generated from our retail stores as equipment revenue. In addition, we recognize the portion of the direct activation fee costs related to the handsets sold in our retail stores. Subsequent to July 1, 2003, we have continued to apply the provisions of SAB No. 101 and have deferred and amortized activation fee revenue and costs generated by subscribers activated other than through our retail stores.

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

Allowance for doubtful accounts.  Estimates are used in determining our allowance for doubtful accounts and are based on our historical write-off experience, and the uncollectibility of accounts receivable by aging category, as well as current information regarding the credit quality of our subscribers. Using this historical information, we estimate allowances for uncollectibility relative to the aging categories. If our estimates are insufficient for any reason, our operating losses and available cash would be negatively impacted.

Long-lived asset recovery.  Long-lived assets, consisting primarily of property and equipment and intangibles, comprise approximately 66% of our total assets, at December 31, 2004. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to be reduced. In addition, changes in general industry conditions could cause the value of certain of these assets to be reduced. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. As part of our reorganization, our assets and liabilities were revalued to their fair value. Estimates and assumptions used in both the estimated useful life and evaluating potential impairment issues require a significant amount of judgment.

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

Implementation of Fresh-Start Accounting

Pursuant to American Institute of Certified Public Accountants, or “AICPA,” Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” or “SOP 90-7,” the accounting for the effects of the reorganization occurs once the Plan of Reorganization is confirmed by the Bankruptcy Court and there are no remaining contingencies material to completing the implementation of the plan. There were no material conditions precedent to the effectiveness of the plan of reorganization existing as of the July 9, 2004 confirmation date. For financial reporting purposes, we applied fresh-start accounting as of July 1, 2004 because the results of operations for the eight days through July 9, 2004 did not have a material impact on the reorganized company’s financial position, results of operations and cash flows. The fresh-start accounting principles pursuant to SOP 90-7 provide, among other things, for us to determine the value to be assigned to the assets of reorganized iPCS, Inc. as of the confirmation date, assuming no significant contingencies precedent to emergence.

Under fresh-start accounting, our reorganization equity value was allocated to our assets and liabilities based on their respective fair values in conformity with the purchase method of accounting for business combinations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters beginning after June 15, 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

Consolidated Results of Operations

For the three months ended December 31, 2004 compared to the three months ended December 31, 2003

In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, we adopted fresh-start accounting as of July 1, 2004, and our emergence from Chapter 11 resulted in a new reporting entity. The periods as of and prior to July 1, 2004 have been designated “Predecessor Company” and the periods subsequent to July 1, 2004 have been designated as “Successor Company”. Under fresh-start accounting, our reorganization equity value was allocated to the assets and liabilities based on their respective fair values and was in conformity with SFAS No. 141 “Business Combinations”. As a result of the implementation of fresh-start accounting, our financial statements after July 1, 2004 are not comparable to our financial statements for prior periods.

Subscriber Additions.  As of December 31, 2004, we had approximately 249,200 subscribers in all our markets compared to approximately 220,500 as of December 31, 2003.  For the three months ended December 31, 2004, we added approximately 8,600 net subscribers in all our markets compared to approximately 400 for the three months ended December 31, 2003.  As a result of our Chapter 11 bankruptcy filing in February 2003, we closed stores and cancelled distribution agreements with local agents in order to limit new activations and conserve cash.  During the second half of 2004, we began to regrow our distribution outlets and increase promotional efforts to attract new subscribers.

Churn.  Churn for the three months ended December 31, 2004, was 2.9% versus 3.0% for the three months ended December 31, 2003.

Average Revenue Per User.  ARPU was $52.65 for the three months ended December 31, 2004 compared to $52.64 for the three months ended December 31, 2003.  ARPU has remained steady despite the increases in monthly recurring charges for voice and data.  The increases are being offset with decreases in minutes over plan revenue.  This is discussed in more detail under the “Service Revenue” description below.

Cost Per Gross Addition.  CPGA was $406 for the three months ended December 31, 2004 compared to $395 for the three months ended December 31, 2003.  The increased CPGA in 2004 was due to higher costs associated with an increased sales effort, which included the costs of five new stores opened since December 31, 2003.

Revenues.

•      Service Revenue.  Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes over plan, long distance, travel and roaming usage charges, other feature revenues and late payment fee and early cancellation fee revenues. Deductions for billing adjustments and promotional credits are recorded as a reduction to service revenue. For the three months ended December 31, 2004, service revenues totaled $38.6 million compared to $34.6 million for the three months ended December 31, 2003. As a result of both more subscribers and more subscribers activating or converting to service plans with more minutes at a higher monthly recurring charge, our service revenue derived from minutes over plan decreased $0.2 million, but was offset with higher monthly recurring charges of $4.0 million.  In addition, because the usage of our data products continues to gain popularity with our subscriber base, data revenue of $3.6 million for the three months ended December 31, 2004 was $2.3 million higher than for the three months ended December 31, 2003.

•      Roaming Revenue.  Roaming revenue is comprised of revenue we receive from Sprint and other wireless subscribers that roam onto our network. We receive revenue on a per minute basis for voice traffic and per kilobyte basis for data traffic when subscribers other than ours use our network. We also receive toll revenue for any roaming long distance calls made on our network. The reciprocal roaming rate arrangement we have with Sprint for inbound and outbound roaming relative to Sprint subscribers was $0.058 per minute for voice charges effective January 1, 2003, and dropped to $0.041 per minute effective January 1, 2004. Effective April 1, 2004, this rate returned to $0.058 per minute. For data traffic, this rate was $0.0013 per kilobyte in 2003 and $0.0020 in 2004. For the three months ended December 31, 2004, roaming revenue from Sprint and the other PCS Affiliates of Sprint totaled $14.3 million compared to $10.2 million for the three months ended December 31, 2003.  The increase in roaming revenue is due primarily to increases in roaming minutes and kilobytes.  Roaming minutes and kilobytes from Sprint and the other PCS affiliates of Sprint for the three months ended December 31, 2004 were 202.0 million and 541.1 million, respectively, compared to 152.4 million and 291.6 million for the three months ended December 31, 2003, respectively.  Roaming revenue from other wireless subscribers including reseller revenue was $1.4 million and $1.8 million for the three months ended December 31, 2004 and December 31, 2003, respectively.  We signed our first reseller agreement in April 2004, therefore, there was no reseller revenue in the three months ended December 31, 2003 compared to $0.3 million of reseller revenue in the three months ended December 31, 2004.  Excluding reseller revenue, the net decrease of $0.7 million of roaming revenue from other wireless subscribers was due to both lower minutes and a lower average per minute rate.  Roaming minutes and the per minute rate for the three months ended December 31, 2004 were 9.3 million and $0.12, respectively.   For the three months ended December 31, 2003, the roaming minutes and per minute rate were 12.9 million and $0.14, respectively.

•      Equipment and Other Revenue.  Equipment revenue is derived from the sale of handsets and accessories to our subscribers from our retail and local distribution channels, net of sales incentives, rebates and an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days after the date of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us; however, when used handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS which is less than what we originally paid for the handset. For the three months ended December 31, 2004 and 2003, handset revenues were $1.6 million and $1.2 million, respectively.   Other revenues were $0.1 million for both the three months ended December 31, 2004 and 2003.  The increase in handset revenues for the three months ended December 31, 2004 was due to increased sales for new activations and upgrades for current subscribers.

Cost of Service and Roaming.  Cost of service and roaming include network operations expense, roaming expense relating to when our subscribers roam either on other Sprint PCS networks or other wireless carriers’ networks, back-office customer services provided by Sprint PCS, the provision for doubtful accounts, long distance expense and the 8% affiliation fee due to Sprint PCS for collected revenues. Network operations expenses include salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost of our subscribers using Sprint and other wireless carriers’ networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under “Roaming Revenue”. Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. For the three months ended December 31, 2004 cost of service and roaming was

$29.6 million compared to $28.5 million for the three months ended December 31, 2003.  For the three months ended December 31, 2004 compared to December 31, 2003, roaming expense increased $2.4 million due to a higher subscriber base and higher usage.  Travel and roaming minutes per subscriber increased from 159 minutes for the three months ended December 31, 2003 to 184 minutes for the three months ended December 31, 2004.  Affiliation fees increased $0.2 million for the three months ended December 31, 2004 compared to December 31, 2003 due mainly to higher service revenues.  Offsetting these increases were lower network operations expenses of $1.0 million in facilities, transport and toll expense and $0.7 million in property taxes.  These lower costs were the result of savings from rejected agreements and other initiatives we were able to take advantage of through the bankruptcy process.  We incurred higher rent expense in network operations in the three months ended December 31, 2004 compared to the same period in 2003, because of additional cell sites and the revaluation effects of fresh-start accounting which eliminated a deferred liability which reduced rent expense in the three months ended December 31, 2003.  At December 31, 2004 our network consisted of 672 cell sites and two switches compared to 651 cell sites and three switches at December 31, 2003.

Cost of Equipment.  For the three months ended December 31, 2004, cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. For the three months ended December 31, 2004, cost of equipment totaled $5.7 million compared to $5.1 million for the three months ended December 31, 2003.  The increase in 2004 is due primarily to higher gross adds partially offset by lower costs for upgrades.  The cost of equipment for upgrades totaled $1.8 million in the three months ended December 31, 2003 compared to $1.1 million in the same period in 2004.  In the three months ended December 31, 2003 we changed our policy for upgrades in our retail stores to give our customers instant rebates for the cost of their phones whereas previously the customer had to pay the full price for the phone and receive their rebate check through the mail.  Initially because of a pent-up demand for upgrades, this increased the number of upgrades we processed in the three months ended December 31, 2003.

Selling and Marketing.  Selling and marketing costs include the costs to operate our retail stores, advertising and promotional expenses, commissions and equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint controlled channels. Selling and marketing expense for the three months ended December 31, 2004 was $10.0 million compared to $6.2 million for the three months ended December 31, 2003.    The increase was due to 46% higher gross adds in the three months ended December 31, 2004 compared to the three months ended December 31, 2003. Advertising expense increased by $1.7 million for the three months ended December 31, 2004 compared to the three months ended December 31, 2003.  The additional expense in 2004 was a part of our plan to grow our subscriber base once we emerged from bankruptcy in July 2004.

General and Administrative.  General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense and other professional expenses. For the three months ended December 31, 2004, general and administrative expenses were $2.0 million compared to $0.9 million in the three months ended December 31, 2003. The increase was due to higher legal, audit and other professional fees coupled with salaries for the senior management team that was hired in 2004 in preparation for our emergence from bankruptcy.

Reorganization Expense.  Reorganization expenses consist of expenses incurred or accrued as a direct result of our Chapter 11 filing.  Reorganization expenses, which consisted entirely of professional fees, totaled $1.8 million for the three months ended December 31, 2003.  We emerged from bankruptcy in July 2004 and incurred no reorganization expenses in the three months ended December 31, 2004.

Non-Cash Stock Compensation Expense.  For the three months ended December 31, 2004, we recorded $23,000 of non-cash stock compensation expense related to the restricted stock grants to employees under our long-term incentive plan. There was no non-cash stock compensation expense for the three months ended December 31, 2003.

Depreciation and Amortization.  For the three months ended December 31, 2004 depreciation and amortization expense totaled $11.5 million compared to $9.5 million for the three months ended December 31, 2003.  Amortization of intangibles totaled $3.0 million and $0 for the three months ended December 31, 2004 and 2003, respectively.  As a result of fresh-start accounting, all our assets were revalued and we recorded $81.9 million of new intangibles that are being amortized over their remaining lives.  For the three months ended December 31, 2003, the remaining value of our intangible assets was fully amortized.

Interest Income.  Interest income totaled $137,000 for the three months ended December 31, 2004 compared to $27,000 for the three months ended December 31, 2003.  The increase was due to a higher cash balance in 2004 as a result of the net proceeds from the senior notes offering completed in April 2004.

Interest Expense.  For the three months ended December 31, 2004 interest expense was $5.0 million compared to $2.3 million for the three months ended December 31, 2003.  Higher interest expense in the three months ended December 31, 2004 related to the 11.5% interest on the $165.0 million in aggregate principal amount of senior notes issued in April 2004.  For the three months ended December 31, 2003, interest expense on our then outstanding senior credit facility accrued at the prime interest rate under the Bankruptcy Court’s cash collateral order.

Net Loss.  Net loss for the three months ended December 31, 2004 was $7.8 million compared to the net loss at December 31, 2003 of $6.2 million.   The increase in our net loss of $1.6 million was due to the increases in sales and marketing expenses, amortization of intangibles, and interest expense offset with higher revenues.

Reconciliation of Non-GAAP Financial Measures (All Revenues and Expenses in Thousands)

We utilize certain financial measures that are not calculated in accordance with GAAP to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The non-GAAP financial measures discussed in “—Consolidated Results of Operations” are ARPU and CPGA. A description of each of these non-GAAP financial measures is provided in “ —Definition of Operating Metrics.” The following tables reconcile the non-GAAP financial measures with our consolidated financial statements presented in accordance with GAAP, excluding subscriber data.

	Successor Company	Predecessor Company
	For the Three Months Ended December 31, 2004	For the Three Months Ended December 31, 2003
ARPU
Service revenue	$38,585	$34,628
Average subscribers	244,276	219,288
ARPU	$52.65	$52.64

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenues.

	Successor Company	Predecessor Company
	For the Three Months Ended December 31, 2004	For the Three Months Ended December 31, 2003
CPGA
Selling and Marketing:	$10,026	$6,162
Plus: Activation costs included in cost of service and roaming	(177)	466
Plus: Equipment costs, net of cost of upgrades	4,613	3,215
Less: Equipment revenue, net of upgrade revenue	(1,092)	(920)
CPGA costs	$13,370	$8,923
Gross adds	32,905	22,588
CPGA	$406	$395

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

Liquidity and Capital Resources

As of December 31, 2004, we had $60.0 million in cash and cash equivalents compared to $57.8 million at September 30, 2004.

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

Net Cash Flows from Operating Activities

For the three months ended December 31, 2004, cash flows used in operations totaled $3.9 million compared to $8.3 million generated for the three months ended December 31, 2003.  The decrease was mainly due to an increase in the net loss and unfavorable working capital effects in the three months ended December 31, 2004.  Those working capital effects included $9.5 million in interest paid during the three months ended December 31, 2004, compared to only $3.3 million paid during the three months ended December 31, 2003.

Net Cash Flows from Investing Activities

For the three months ended December 31, 2004, we generated $6.3 million in cash flows from investing activities.  We generated $12.1 million from the sale of 68 towers to TCP Communications as described below.  Offsetting this were expenditures totaling $5.8 million, which included $4.6 million for Nortel equipment purchased under the agreement with Nortel as described below in “-Contractual Obligations”.

For the three months ended December 31, 2003, cash flows used in investing activities totaled $2.6 million and related mainly to the purchase of property and equipment for the construction of five cell sites that became operational in the three months ended December 31, 2003.

Net Cash Flows from Financing Activities

Net cash used for financing activities for the three months ended December 31, 2004 totaled $0.3 million for debt financing costs related to the 11.5% senior notes.

For the three months ended December 31, 2003, cash flows used for financing activities totaled $0.1 million for principal payments made under the senior secured credit facility in place at that time.

Tower Sale Leasebacks

On September 4, 2004, the Company signed an agreement with TCP Communications, LLC whereby the Company agreed to sell up to 92 of its owned towers to TCP Communications. The towers are priced individually and the sale of all 92 towers would provide the Company with gross proceeds of approximately $16.5 million. After the sale, the Company will lease space on the towers sold to TCP Communications at rates and terms consistent with that of the Company’s existing leases. The transaction is expected to close in several installments during fiscal year 2005 and is subject to exclusion of towers by TCP Communications based on its due diligence and other customer closing conditions.

On November 9, 2004 and December 29, 2004, the Company sold 51 and 17 towers, respectively, to TCP Communications for gross proceeds, net of broker’s fees, totaling approximately $12.1 million.  Because the cost basis of these towers was adjusted to fair value as part of fresh-start accounting, no gain or loss on the sales was recorded.

Commitments and Contingencies

On October 1, 2003, AT&T filed an administrative proof of claim and a pre-petition proof of claim against us, both of which claims we dispute. In connection with our plan of reorganization, we deposited $0.7 million in escrow pending resolution of both of these disputed claims.  On August 31, 2004, AT&T filed a cure claim against us, contending that a portion of the amount set forth in the pre-petition proof of claim, and a portion of the amount set forth in the administrative proof of claim are presently due in cash as cure amounts, which we also dispute. Also on August 31, 2004, AT&T amended its administrative proof of claim originally filed on October 1, 2003. If all of AT&T’s claims are allowed as valid, AT&T would have a $0.2 million pre-petition claim payable in stock under our plan of reorganization, with the remaining claims (both cure and administrative) payable in $6.6 million of cash. Both the administrative and pre-petition claims between AT&T and us have been consolidated in claims proceedings pending before the Bankruptcy Court. On September 30, 2004, we filed a response to the cure claim requesting that our dispute on the cure claim be consolidated with the administrative and pre-petition claim dispute. We are currently in the discovery stage of the proceedings with respect to the administrative and pre-petition claims. If we cannot reach a settlement regarding these disputes after discovery, the Bankruptcy Court will determine the outcome. In the event that our response to the cure claim is denied or that the Bankruptcy Court does not find in our favor if a settlement is not reached with AT&T we believe we will have sufficient resources to fund any potential claim. We believe the accompanying consolidated financial statements adequately reflect our obligations to AT&T for these services provided.

The costs for the services provided by Sprint PCS under our service agreements with Sprint PCS relative to billing, customer care and other back-office functions for the three months ended December 31, 2004 and 2003, totaled approximately $5.6 million and $4.0 million, respectively. Because we incur the majority of these costs on a per subscriber basis which is fixed until the end of December 2006 and after which will be adjusted by Sprint PCS based on a formula related to Sprint PCS’ costs to provide the services, we expect the aggregate cost for such services to increase as the number of our subscribers increases after December 2006. Sprint PCS may terminate any service provided under such agreements upon nine months’ prior written notice, but if we would like to continue receiving such service, Sprint PCS has agreed that it will assist us in developing that function internally or locating a third-party vendor that will provide that service. Although Sprint PCS has agreed in such an event to reimburse us for expenses we incur in transitioning to any service internally or to a third-party, if Sprint PCS terminates a service for which we have not developed or are unable to develop a cost-effective alternative, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted. We do not currently have a contingency plan if Sprint PCS terminates a service we currently receive from it.

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

On or after May 1, 2008, we may redeem all or a part of the senior notes issued under the indenture upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, on the senior notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on May 1 of the years indicated below, subject to the rights of holders of senior notes on the relevant record date to receive interest on the relevant interest payment date:

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

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

During 2003 and into 2004 we experienced overall declining net subscriber growth compared to previous periods. We believe this trend was attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry as well as the implementation of a tighter credit policy that decreased the number of sub-prime activations. In addition, as a means to conserve cash in 2003, we closed 15 company-owned retail stores and cancelled 21 agreements with local third party distributors, thereby reducing our retail presence in a number of our markets.  We have seen improvements in our net subscriber growth in our last three quarters; however, we still incur net losses to acquire new subscribers.  As we seek to accelerate our subscriber growth, we will incur significant upfront subscriber acquisition expenses (including the customer handset subsidy, commissions and promotional expenses) that initially will result in increased losses and reduced levels of cash flows from operating activities as compared to our most recent prior periods. Alternatively, we may not be able to sustain our planned growth in subscribers or obtain sufficient revenue to achieve and sustain profitability. Net subscriber growth was approximately 8,600 subscribers in all our markets for the three months ended December 31, 2004. For the three months ended December 31, 2003 we added 400 net subscribers in all our markets. If we are not able to achieve our planned subscriber growth, it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve positive free cash flow, which in turn will have a negative effect on capital resources. In addition, to the extent our subscriber growth includes a higher percentage of sub-prime credit subscribers, our churn and bad debt expense may increase.

We may continue to experience higher costs to acquire subscribers. For the three months ended December 31, 2004, our CPGA was $406 per activation compared to $395 per activation for the period ended December 31, 2003.  To accelerate our subscriber growth, we are offering more aggressive handset promotions and spending more in advertising to acquire new customers than we did while we were in bankruptcy and trying to conserve cash.  With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

We may experience a higher churn rate. Our average subscriber monthly churn (net of deactivations that take place within 30 days of the activation date) for the three months ended December 31, 2004 was 2.9% compared to 3.0% for the three months ended December 31, 2003.  In our 2003 fiscal year, our churn rate was the highest we had experienced to date due to a significantly higher number of involuntary deactivations relating to sub-prime credit subscribers. A tighter credit policy implemented in mid-2003 decreased the number of sub-prime activations which helped to reduce churn but it also contributed to the overall smaller subscriber growth than we had experienced in the past. If churn increases over the long-term, we would lose the cash flows attributable to these subscribers and have greater-than-projected losses.

We may incur significant wireless handset subsidy costs for existing subscribers who upgrade to a new handset. As our subscriber base matures and technological innovations occur, more existing subscribers will begin to upgrade to new wireless handsets for which we subsidize the cost to the subscriber. We incurred net upgrade costs of approximately $1.0 million and $2.3 million associated with wireless handset upgrade costs for the three months ended December 31, 2004 and 2003, respectively. We have limited historical experience regarding the adoption rate for wireless handset upgrades. If more subscribers upgrade to new wireless handsets than we project, near term EBITDA and cash flows would be lower than projected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in commodity futures trading activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that could expose us to market risk.

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures. Each of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of December 31, 2004. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)           Changes in Internal Controls over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We place reliance on Sprint PCS to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS Affiliates of Sprint. To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a

“Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70. This report is provided bi-annually to us.

PART II . OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Commitments and Contingencies” of this report.

In addition to the above, from time to time, we are involved in various legal proceeding relating to claims arising in the ordinary course of business and in connection with our bankruptcy petition. We are not currently a party to any such legal proceedings, the adverse outcome to which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Index to Exhibits following the signature page hereto for a list of the exhibits files pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPCS, Inc.

	By:	/s/ TIMOTHY M. YAGER
Timothy M. Yager President and Chief Executive Officer (Principal Executive Officer)
Date: February 9, 2005
	By:	/s/ STEBBINS B. CHANDOR, JR.
Stebbins B. Chandor, Jr. Executive Vice President Operations and Chief Financial Officer (Principal Financial Officer)
Date: February 9, 2005

INDEX TO EXHIBITS

Exhibit Number		Exhibit Title
2.1

Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., dated as of May 26, 2004 (Incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

2.2

Technical Amendment to Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.2 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

2.3

Modification to Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless Inc. and iPCS Equipment, Inc., dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.3 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

2.4

Findings of Fact, Conclusions of Law and Order under U.S.C. Section 1129(a) and (b) and Federal Rules of Bankruptcy Procedure 3020 confirming the Second Amended Joint Plan of Reorganization of iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., Debtors and Debtors In Possession, as modified, dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.4 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

3.1

Restated Certificate of Incorporation of iPCS, Inc. (Incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

3.2

Amended and Restated Bylaws of iPCS, Inc. (Incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

3.3

Certificate of Incorporation of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.4 to the registration statement on Form S-4 filed by the Registrants with the SEC on January 8, 2001 (SEC File No. 333-47688))

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

10.1	*

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

10.6	*

Sprint PCS Services Agreement dated as of January 22, 1999 by and between Sprint Spectrum, L.P. and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) (Incorporated by reference to exhibits to the registration statement on Form S-4 filed by the Registrants with the SEC (SEC File No. 333-47688))

10.7	*

Sprint Trademark and Service Mark License Agreement dated as of January 22, 1999 between Sprint Communications Company, L.L.C. and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) (Incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4 filed by the Registrants with the SEC on January 8, 2001 (SEC File No. 333-47688))

10.8	*

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

10.12		iPCS, Inc. Amended and Restated 2004 Long-Term Incentive Plan, (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by the Registrant with the SEC on February 2, 2005)
10.13

Employment Agreement, dated as of July 20, 2004, by and between Timothy M. Yager and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.13 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.14

Employment Agreement, dated as of July 20, 2004, by and between Stebbins B. Chandor, Jr. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.15

Employment Agreement, dated as of July 20, 2004, by and between Patricia M. Greteman and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.16

Employment Agreement, dated as of July 20, 2004, by and between Craig A. Kinley and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.16 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.17

Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.17 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.18

Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.19

Form of Director Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.19 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.20

Timothy M. Yager’s Amended and Restated Stock Unit Agreement, dated as of January 27, 2005 (Incorporated by reference to Exhibit 99.3 to the current report on Form 8-K Filed by the Registrant with the SEC on February 2, 2005)

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
10.25

Employment Agreement by and between iPCS Wireless, Inc. and Edmund L. Quatmann, Jr. dated as of November 30, 2004 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the SEC on December 3, 2004)

10.27

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Employing Stockholder version) (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by the Registrant with the SEC on

February 2, 2005)
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