Form 10-Q
period 2005-03-31
iPCS, INC
filed 2005-05-16
CIK 1108727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Numbers 333-32064

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

As of May 13, 2005, there were 8,877,079 shares of common stock, $0.01 par value per share, outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3
ITEM 1.	FINANCIAL STATEMENTS	3
	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2005 AND SEPTEMBER 30, 2004 (SUCCESSOR COMPANY) (UNAUDITED)	3
	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2005 (SUCCESSOR COMPANY) AND MARCH 31, 2004 (PREDECESSOR COMPANY) (UNAUDITED)	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2005 (SUCCESSOR COMPANY) AND MARCH 31, 2004 (PREDECESSOR COMPANY (UNAUDITED)	5
	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4.	CONTROLS AND PROCEDURES	32
PART II	OTHER INFORMATION	33
ITEM 1.	LEGAL PROCEEDINGS	33
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	33
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33
ITEM 5.	OTHER INFORMATION	33
ITEM 6.	EXHIBITS	33
SIGNATURES		34
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Successor Company	Successor Company
	March 31, 2005	September 30, 2004

Assets
Current Assets:
Cash and cash equivalents	$64,432	$57,760
Accounts receivable, net of allowance for doubtful accounts of $1,764 and $1,217, respectively	14,685	14,772
Receivable from Sprint (Note 6)	12,086	13,264
Inventories, net of reserves for excess/obsolescence of $147 and $50, respectively (Note 6)	1,738	1,310
Prepaid expenses	3,974	3,127
Other current assets	24	21
Total current assets	96,939	90,254
Property and equipment, net (Note 7)	108,241	134,931
Financing costs	6,362	6,497
Customer activation costs	759	451
Intangible assets, net of accumulated amortization of $9,149 and $3,051, respectively (Note 8)	72,763	78,861
Other assets	1,155	1,314
Total assets	$286,219	$312,308

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities:
Accounts payable	$4,386	$2,742
Accrued expenses	18,929	20,880
Payable to Sprint (Note 6)	21,360	24,404
Deferred revenue	6,235	5,764
Current maturities of long-term debt and capital lease obligations (Note 9)	8	7
Total current liabilities	50,918	53,797
Customer activation fee revenue	759	451
Other long-term liabilities	2,208	3,614
Long-term debt and capital lease obligations, excluding current maturities (Note 9)	165,395	165,400
Total liabilities	219,280	223,262

Commitments and contingencies (Note 14)	—	—

Stockholders’ Equity (Deficiency):
Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 8,827,619 and 8,744,164 shares issued and outstanding, respectively	88	87
Additional paid-in-capital	95,274	95,275
Unearned compensation	(294)	(340)
Accumulated deficiency	(28,129)	(5,976)
Total stockholders’ equity	66,939	89,046
Total liabilities and stockholders’ equity	$286,219	$312,308

See notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Six Months Ended March 31, 2005	For the Six Months Ended March 31, 2004

Revenues:
Service revenue	$39,094	$35,294	$77,679	$69,922
Roaming revenue	14,522	9,054	30,270	21,134
Equipment and other	1,838	1,442	3,502	2,794
Total revenues	55,454	45,790	111,451	93,850
Operating Expenses:
Cost of service and roaming (exclusive of depreciation, as shown separately below)	(30,374)	(25,306)	(59,976)	(53,776)
Cost of equipment	(6,157)	(3,767)	(11,877)	(8,830)
Selling and marketing	(8,435)	(6,722)	(18,461)	(12,884)
General and administrative	(1,906)	(1,070)	(3,899)	(1,974)
Reorganization expense (Note 5)	—	(3,243)	—	(5,031)
Non-cash stock compensation expense (In 2005, $8 and $16 related to cost of service and roaming, $10 and $20 related to general and administrative and $5 and $10 related to selling and marketing, respectively)	(23)	—	(46)	—
Depreciation	(15,302)	(9,532)	(23,761)	(19,057)
Amortization of intangible assets (Note 8)	(3,050)	—	(6,098)	—
Gain (loss) on disposal of property and equipment	(32)	3	(45)	5
Total operating expenses	(65,279)	(49,637)	(124,163)	(101,547)
Operating loss	(9,825)	(3,847)	(12,712)	(7,697)
Interest income	365	35	502	62
Interest expense	(4,980)	(2,291)	(9,955)	(4,620)
Other income	4	2	12	4
Net loss	$(14,436)	$(6,101)	$(22,153)	$(12,251)

Basic and diluted loss per share of common stock
Loss available to common stockholders	$(1.56)	n/a	$(2.39)	n/a

Weighted average common shares outstanding	9,269,166	n/a	9,269,166	n/a

See notes to unuadited consolidated financial statements .

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Successor Company	Predecessor Company
	For the Six Months Ended March 31, 2005	For the Six Months Ended March 31, 2004
Cash Flows from Operating Activities:
Net loss	$(22,153)	$(12,251)
Adjustments to reconcile net loss to net cash flows from operating activities:
(Gain) loss on disposal of property and equipment	45	(5)
Depreciation	23,761	19,057
Amortization of intangible assets	6,098	—
Amortization of financing costs	441	288
Reorganization expense	—	228
Non-cash stock compensation	46	—
Provision for doubtful accounts	1,259	9
Changes in assets and liabilities:
Accounts receivable	(1,181)	947
Receivable from Sprint	1,178	1,105
Inventories, net	(428)	(323)
Prepaid expenses, other current and long term assets	(1,089)	507
Accounts payable, accrued expenses and other long term liabilities	(1,563)	(548)
Payable to Sprint	(3,045)	3,152
Deferred revenue	780	(668)
Net cash flows from operating activities	4,149	11,498
Cash Flows from Investing Activities:
Purchases of property and equipment	(9,953)	(5,446)
Proceeds from disposition of property and equipment	12,785	58
Net cash flows from investing activities	2,832	(5,388)
Cash Flows from Financing Activities:
Repayments under senior credit facilities	—	(1,137)
Debt financing and other	(309)	(2)
Net cash flows from financing activities	(309)	(1,139)
Net increase in cash and cash equivalents	6,672	4,971
Cash and cash equivalents at beginning of period	57,760	17,654
Cash and cash equivalents at end of period	$64,432	$22,625
Supplemental disclosure of cash flow information - cash paid for interest	$9,540	$5,467
Supplemental disclosure for non-cash investing activities:
Accounts payable incurred for the acquisition of property, equipment and construction in progress	512	2,774

See notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Business and Basis of Presentation

iPCS, Inc. and subsidiaries (collectively, the “Company” or “iPCS”) were created for the purpose of becoming a leading provider of wireless Personal Communication Services (“PCS”). On January 22, 1999, the Company entered into a management and related agreements with Sprint Corporation (“Sprint”) whereby it became a network partner of Sprint (a “PCS Affiliate of Sprint”) with the exclusive right to market and provide Sprint PCS products and services under the Sprint and Sprint PCS brand names in 16 markets in Illinois and Iowa. The Sprint agreements were subsequently amended in March 2000, February 2001, April 2004, July 2004 and November 2004. With these five amendments, the number of markets increased to forty and the size of the Company’s territory was increased from a total population of 2.8 million residents to 7.8 million residents. On November 30, 2001, AirGate PCS, Inc. (“AirGate”), a PCS Affiliate of Sprint providing service in North Carolina, South Carolina, and Georgia, acquired iPCS in a tax-free stock transaction. iPCS was designated as an unrestricted subsidiary of AirGate and both companies operated as separate business entities. Due to restrictions in AirGate’s indenture governing its outstanding notes, AirGate was not permitted to provide funding or financial support to iPCS. On February 23, 2003, the Company and its subsidiaries filed for Chapter 11 bankruptcy protection (the “Filing”) in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”) (see Note 4). On March 31, 2004, the Company and its subsidiaries filed its Joint Plan of Reorganization (the “Plan of Reorganization”) with the Bankruptcy Court and subsequently amended it on April 16, 2004 and May 25, 2004. On July 9, 2004, the Plan of Reorganization was approved by the Bankruptcy Court and was declared effective on July 20, 2004.  On March 17, 2005, the Company entered into an agreement and Plan of Merger with Horizon PCS, Inc. (See Note 3).

The unaudited condensed consolidated financial statements included herein include the accounts of iPCS, Inc. and its subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the Company adopted fresh-start accounting as of July 1, 2004, and the Company’s emergence from Chapter 11 resulted in a new reporting entity. The periods as of and prior to July 1, 2004 have been designated “Predecessor Company” and the periods subsequent to July 1, 2004 have been designated as “Successor Company.” Under fresh-start accounting, the reorganization equity value of the company was allocated to the assets and liabilities based on their respective fair values and was in conformity with SFAS No. 141 “Business Combinations.” As a result of the implementation of fresh-start accounting, the financial statements of the Company after the effective date are not comparable to the Company’s financial statements for prior periods. The unaudited consolidated balance sheet as of March 31, 2005, the unaudited consolidated statements of operations for the three months and six months ended March 31, 2005 and 2004, the unaudited consolidated statements of cash flows for the six months ended March 31, 2005 and 2004 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K.  All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company.  The results of operations for the three months and six months ended March 31, 2005, are not indicative of the results that may be expected for the full fiscal 2005.

The wireless market is characterized by significant risks as a result of rapid changes in technology, increasing competition and the cost associated with continued upgrades to, and maintenance of, the portion of the Sprint PCS network in our territory. The Company’s continuing operations are dependent upon Sprint’s ability to perform its obligations under the Sprint Agreements. In addition, the Company must be able to attract and maintain a sufficient customer base and achieve satisfactory growth while successfully managing operations to generate enough cash from operations to meet future obligations. Changes in technology, increased competition, or the inability to obtain required financing or achieve break-even operating cash flow, among other factors, could have an adverse effect on the Company’s financial position and results of operations.  With the net proceeds from the offering of the senior notes approved by the Plan of Reorganization and subject to the Company’s ability to manage subscriber growth and achieve operating efficiencies, cash and cash equivalents, combined with cash flows from operations, are expected to be sufficient to fund any operating losses and meet working capital needs, capital expenditure needs and debt service requirements for the foreseeable future.

(2)  Summary of Significant Accounting Policies

Loss Per Share:

Basic and diluted loss per share for the Successor Company are calculated by dividing the net loss available to common stockholders by the weighted average number of shares of common stock of the Company. Pursuant to the Company’s Plan of Reorganization, 8.7 million shares have been distributed to claimants from the effective date of the Plan of Reorganization through March 31, 2005 and the remaining 0.3 million shares held in reserve will be distributed upon resolution of disputed claims. The full nine million shares were used in the calculation of weighted average shares. The calculation was made in accordance with SFAS No. 128, “Earnings Per Share.” The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed exercise of stock options is antidilutive. Per share information is not presented for the Predecessor Company as it is not meaningful.

Potential common shares excluded from the loss per share computations totaled 620,500 stock options because they were antidilutive.

New Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies the recognition and measurement provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” that apply to asset retirement obligations in which the timing and/or method of settlement may be conditional on a future event.  FIN 47 is effective for fiscal years ending after December 15, 2005.  The Company does not anticipate that the implementation of FIN 47 will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for fiscal years starting after June 15, 2005. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R.

(3)             Merger with Horizon PCS

On March 17, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Horizon PCS, Inc., another PCS Affiliate of Sprint (“Horizon PCS”).  Pursuant to the terms of the Merger Agreement, Horizon PCS will be merged with and into iPCS with iPCS as the surviving corporation.  Horizon PCS stockholders will receive 0.7725 shares of iPCS common stock for each share of Horizon PCS common stock they hold, subject to adjustment for certain increases or decreases in the outstanding number of shares or options of Horizon PCS or the Company.  Each outstanding option to purchase shares of Horizon PCS common stock will be converted into an option to purchase a number of shares of iPCS common stock equal to the number of shares of Horizon PCS common stock for which such option may be exercised multiplied by 0.7725, at an exercise price equal to the original exercise price divided by 0.7725.

The board of directors of the Company, following the merger will consist of seven directors, three designated by iPCS, three designated by Horizon PCS, and Timothy M. Yager, who will also continue as president and chief executive officer of the Company.

The merger is subject to various customary closing conditions, including obtaining approval of iPCS’ and Horizon PCS’ stockholders, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, Federal Communications Commission approval, and the consent of Sprint. The Merger Agreement contains certain termination rights for each of iPCS and Horizon PCS and further provides that in the event of termination of the Merger Agreement under certain circumstances, iPCS and Horizon PCS may be required to pay the other a termination fee of $7.0 million.

(4)  Plan of Reorganization

On February 23, 2003, the Company and its subsidiaries made the Filing in the Bankruptcy Court. On this same date, the Company filed an action against Sprint alleging that Sprint had breached its agreements with the Company, causing it severe financial damage. The Company continued to operate as a debtor-in-possession.  As part of the Plan of Reorganization, on March 22, 2004, the Bankruptcy Court authorized the Company to proceed with an offering of new senior notes and the execution of related agreements, to issue a preliminary and final offering memorandum, and to use cash collateral to pay expenses and interest to be funded into escrow related to the new senior notes.

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

•                  The Company issued 8.6 million shares of new common stock to the Company’s general unsecured creditors in satisfaction and retirement of their claims as of the effective date.  An additional 0.1 million shares have been distributed subsequent to the effective date through March 31, 2005, in satisfaction of twenty previously disputed claims.  The remaining 0.3 million shares held in reserve will be issued upon resolution of the remaining outstanding disputed claims. The Company believes that the resolution of the disputed claims will not have a material effect on the Company’s consolidated financial statements. An additional 1.0 million shares were reserved for issuance to certain members of the Company’s management, directors and other employees through the Company’s Amended and Restated 2004 Long-Term Incentive Plan.

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

(5)  Reorganization Expense

The following expenses are included in reorganization expense in the consolidated statement of operations for the three months and six months ended March 31, 2004 (in thousands):

	Predecessor Company
	For the Three Months Ended March 31, 2004	For the Six Months Ended March 31, 2004
Professional fees and other costs related to the Reorganization	$2,916	$4,704
Costs related to the closing of retail stores and rejecting leases	327	327
	$3,243	$5,031

(6)  Sprint Agreements

Under the Sprint agreements, Sprint provides the Company significant support services such as customer service, billing, long distance transport services, national network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand name, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue when wireless customers of Sprint and other PCS Affiliates of Sprint incur minutes of use in the Company’s territories and incurs expense to Sprint and to other PCS Affiliates of Sprint when the Company’s customers incur minutes of use in the territories of Sprint and other PCS Affiliates of Sprint. The expense is recorded in the cost of service and roaming and in the selling and marketing detail lines within the statement of operations. Cost of service and roaming transactions with Sprint include the 8% affiliation fee, long distance, roaming expenses, billing support and customer care support. Cost of equipment relates to inventory sold by the Company that was purchased from Sprint under the Sprint agreements. Selling and marketing transactions relate to subsidized costs on wireless handsets and commissions under Sprint’s national distribution program.  In addition, Sprint collects payments from customers, and according to the terms of the Sprint agreements, remits to the Company its percentage of these revenues, net of the 8% affiliation fee. Because the Company derives substantial revenues and expenses from Sprint and Sprint PCS, should Sprint be unable to provide these services, the Company could be negatively impacted.

For both the three and six months ended March 31, 2005 and the three and six months ended March 31, 2004, approximately 97% of the Company’s revenue was derived from data provided by Sprint. Of the Company’s cost of service and roaming, approximately 69% and 65% for the three months ended March 31, 2005, and 2004, respectively, was derived from data provided by Sprint.  For the six months ended March 31, 2005 and 2004, approximately 69% and 65% of cost of service and roaming, respectively, was derived from Sprint data. The Company reviews all charges from Sprint and disputes certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint can charge the Company for certain expenses under the terms of the Sprint agreements.  At March 31, 2005 and September 30, 2004, the Company had approximately $0.1 million in disputed charges.

Amounts relating to the Sprint agreements for the three months and six months ended March 31, 2005 and 2004 are as follows (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004
Amounts included in the Consolidated Statements of Operations:
Service revenue	$39,094	$35,294	$77,679	$69,922
Roaming revenue	$14,522	$9,054	$30,270	$21,134
Cost of service and roaming:
Roaming	$10,174	$6,604	$20,012	$14,008
Customer service	5,395	3,676	10,983	7,683
Affiliation fees	3,086	2,745	6,140	5,632
Long distance	1,541	2,074	3,121	4,149
Other	727	1,449	1,403	3,564
Total cost of service and roaming	$20,923	$16,548	$41,659	$35,036
Cost of equipment	$6,157	$3,767	$11,877	$8,830
Selling and marketing	$2,159	$2,992	$5,541	$5,283

	Successor Company	Successor Company
	March 31, 2005	September 30, 2004
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$12,086	$13,264
Inventories	1,738	1,310
Payable to Sprint	21,360	24,404

(7)         Property and Equipment

Property and equipment consists of the following at March 31, 2005 and September 30, 2004 (in thousands):

	Successor Company	Successor Company
	March 31, 2005	September 30, 2004
Network assets	$125,505	$134,552
Computer equipment	1,040	874
Furniture, fixtures, and office equipment	3,694	2,935
Vehicles	443	530
Construction in progress	9,564	4,830
Total property and equipment	140,246	143,721
Less accumulated depreciation and amortization	(32,005)	(8,790)
Total property and equipment, net	$108,241	$134,931

On July 1, 2004, as a result of the Company’s reorganization and in accordance with fresh-start accounting under SOP 90-7, the Company reduced its property and equipment by $9.1 million to their estimated fair values.  No additional impairment was necessary at September 30, 2004.

The Company’s decision to replace the Lucent equipment in its Michigan markets with Nortel equipment (See Note 14) will result in retiring existing assets before the end of their estimated useful life.  Upon determination of the schedule to replace the Lucent equipment, the estimated useful life was reduced to the remaining number of months such assets will be in use prior to being replaced, thereby accelerating depreciation.  In addition, based on an agreement, negotiated in principle as of March 31, 2005, (See Note 16) for the sale of the Lucent equipment, the salvage value of the Lucent equipment to be replaced was also adjusted.  The effect of this change increased depreciation expense approximately $6.8 million for the three months ended March 31, 2005, and is expected to increase depreciation expense approximately $13.6 million for the fiscal year ending September 30, 2005.

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

The amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at March 31, 2005 and September 30, 2004 are as follows (in thousands):

	Successor Company
	March 31, 2005
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Right to provide service under the Sprint agreements	174 months	$62,127	$(3,213)	$58,914
Customer base	30 months	19,785	(5,936)	13,849
		$81,912	$(9,149)	$72,763

	Successor Company
	September 30, 2004
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Right to provide service under the Sprint agreements	174 months	$62,127	$(1,072)	$61,055
Customer base	30 months	19,785	(1,979)	17,806
		$81,912	$(3,051)	$78,861

The amortization of intangible assets for the three months and six months ended March 31, 2005 was $3.0 million and $6.1 million, respectively.  There was no amortization expense during the three months or six months ended March 31, 2004.  Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year Ended September 30,
2005	$12,199
2006	12,199
2007	6,263
2008	4,285
2009	4,285
Thereafter	39,630
Total	$78,861

(9)  Long-Term Debt

Long-term debt consists of the following at March 31, 2005 and September 30, 2004 (in thousands):

	Successor Company	Successor Company
	March 31, 2005	September 30, 2004
Senior notes due 2012	$165,000	$165,000
Capital lease obligations	403	407
Total long-term debt and capital lease obligations	165,403	165,407
Less: current portion	8	7
Long-term debt and capital lease obligations, excluding current maturities	$165,395	$165,400

The indenture governing the $165.0 million in aggregate principal amount of 11.5% senior notes contains covenants which restrict the Company’s ability to incur additional indebtedness, merge, pay dividends, dispose of its assets, and certain other matters as defined in the indenture. However, the senior notes are subordinated to all secured indebtedness of the Company to the extent of the assets securing such indebtedness, and to any indebtedness of subsidiaries of the Company that do not guarantee the senior notes. Interest is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2004 to the holders of record on the immediately preceding April 15 and October 15.  On November 1, 2004, the Company made its first interest payment totaling $9.5 million.

(10)  Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three months or six months ended March 31, 2005 and 2004 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception.

(11)  Stock Compensation

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee and director stock options. Compensation expense is determined as the excess of the fair value of the Company’s common stock at date of grant over the exercise price. On July 15, 2004, the Company’s board of directors approved the 2004 Long-Term Incentive Plan, as provided under the Plan of Reorganization (see Note 4) which plan was amended and restated in January 2005. Under the Amended and Restated 2004 Long-Term Incentive Plan, the Company may grant to employees, directors and consultants of the Company incentive and non-qualified stock options, stock appreciation rights (SARs), restricted and unrestricted stock awards and cash incentive awards. The maximum number of shares of stock that may be awarded to participants is one million. Up to 500,000 shares may be issued in conjunction with awards other than options and SARs.

If compensation expense for the stock option grants had been determined on fair value at the grant date consistent with the requirements of SFAS No. 123, the Company’s net loss and net loss per common share would have been the pro forma amounts below:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net loss (in thousands):
As reported	$(14,436)	$(22,153)
Plus non-cash stock compensation in accordance with SFAS No. 123	(351)	(702)
Pro forma	$(14,787)	$(22,855)
Basic and diluted loss per common share:
As reported	$(1.56)	$(2.39)
Pro forma	$(1.60)	$(2.47)

There were no outstanding stock options during the three months or six months ended March 31, 2004.

(12)  Related Party Transactions

Prior to the Company’s Chapter 11 filing, and at the request of the senior lenders and the majority holders of the then existing senior discount notes, on January 27, 2003, the Company signed a restructuring management services agreement with YMS Management, L.L.C.  (“YMS”) to perform restructuring management services for the Company and to appoint a Chief Restructuring Officer (“CRO”). The Company appointed Timothy M. Yager as CRO at the time the agreement was signed. Under terms of this agreement, YMS received a weekly fee of $15,000, reimbursement of reasonable administrative expenses plus a success fee, as defined in the agreement. During the three months and six months ended March 31, 2004, the Company incurred expenses of $0.2 million and $0.4 million, respectively, to YMS.

(13)  Tower Sales

On September 4, 2004, the Company signed an agreement with TCP Communications, LLC (“TCP”) whereby the Company agreed to sell up to 92 of its owned towers to TCP. The towers are priced individually and the sale of all 92 towers would provide the Company with gross proceeds of approximately $16.5 million. After the sale, the Company will lease space on the towers sold to TCP at rates and terms consistent with that of the Company’s existing leases. The transaction is expected to close in several installments during fiscal year 2005 and is subject to exclusion of towers by TCP based on its due diligence and other customer closing conditions (See Note 16).

On November 9, 2004 and December 29, 2004, the Company sold 51 and 17 towers, respectively, to TCP for gross proceeds net of broker’s fees totaling approximately $12.8 million.  Because the cost basis of these towers was adjusted to fair value as part of fresh-start accounting, no gain or loss on the sales was recorded.

(14)  Commitments and Contingencies

Commitments

On November 22, 2004, the Company signed a letter of agreement with Nortel Networks to replace the Company’s Lucent network equipment currently deployed in its Michigan markets with Nortel equipment including one switch, 232 base stations and various additional capacity and network equipment. Under the terms of the agreement, the Company has agreed to purchase equipment totaling approximately $15.2 million and will receive special pricing on future purchases through December 31, 2007.  As of March 31, 2005, the Company had purchased approximately $8.0 million of network equipment under the agreement.

Litigation

On October 1, 2003, AT&T filed an administrative proof of claim and a pre-petition proof of claim against the Company, both of which claims the Company disputes. In connection with the Company’s Plan of Reorganization, the Company deposited $0.7 million in escrow pending resolution of both of these disputed claims.  On August 31, 2004, AT&T filed a cure claim against the Company, contending that a portion of the amount set forth in the pre-petition proof of claim, and a portion of the amount set forth in the administrative proof of claim are presently due in cash as cure amounts, which is also in dispute. Also on August 31, 2004, AT&T amended its administrative proof of claim originally filed on October 1, 2003. If all of AT&T’s claims are allowed as valid, AT&T would have a $0.2 million pre-petition claim payable in stock under our Plan of Reorganization, with the remaining claims (both cure and administrative) payable in $6.6 million of cash. Both the administrative and pre-petition claims between AT&T and the Company have been consolidated in claims proceedings pending before the Bankruptcy Court. On September 30, 2004, the Company filed a response to the cure claim requesting that the dispute on the cure claim be consolidated with the administrative and pre-petition claim dispute. The Company is currently in the discovery stage of the proceedings with respect to the administrative and pre-petition claims. If the Company cannot reach a settlement regarding these disputes after discovery, the Bankruptcy Court will determine the outcome. In the event that the Company’s response to the cure claim is denied or that the Bankruptcy Court does not find in the Company’s favor if a settlement is not reached with AT&T, the Company believes it has sufficient resources to fund any potential claim. The Company believes the accompanying consolidated financial statements adequately reflect its obligations to AT&T for these services provided.

(15)  Consolidating Financial Information

The senior notes are fully, unconditionally and joint and severally guaranteed by iPCS Wireless, Inc. and iPCS Equipment, Inc., which are wholly owned subsidiaries of the Company. The following unaudited condensed consolidating financial information as of March 31, 2005 and September 30, 2004 and for the three months and six months ended March 31, 2005 and 2004 is presented for the Company, iPCS Wireless, Inc. and iPCS Equipment, Inc. (in thousands):

iPCS, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

as of March 31, 2005

	Successor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$64,432	$—	$—	$64,432
Other current assets	155,979	43,224	20,877	(187,573)	32,507
Total current assets	155,979	107,656	20,877	(187,573)	96,939
Property and equipment, net	—	90,226	18,120	(105)	108,241
Intangible assets, net	—	72,763	—	—	72,763
Other noncurrent assets	6,362	1,914	—	—	8,276
Investment in subsidiaries	77,725	—	—	(77,725)	—
Total assets	$240,066	$272,559	$38,997	$(265,403)	$286,219

Current liabilities	$8,127	$230,419	$50	$(187,678)	50,918
Long-term debt	165,000	395	—	—	165,395
Other long-term liabilities	—	2,967	—	—	2,967
Total liabilities	173,127	233,781	50	(187,678)	219,280
Stockholders’ equity (deficiency)	66,939	38,778	38,947	(77,725)	66,939
Total liabilities and stockholders’ equity (deficiency)	$240,066	$272,559	$38,997	$(265,403)	$286,219

iPCS, Inc. and Subsidiaries

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

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2005

	Successor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$55,454	$1,340	$(1,340)	$55,454
Cost of revenues	—	(37,871)	—	1,340	(36,531)
Selling and marketing	—	(8,435)	—	—	(8,435)
General and administrative	(236)	(1,692)	(1)	—	(1,929)
Depreciation and amortization	—	(16,943)	(1,409)	—	(18,352)
Gain (loss) on disposal of property and equipment	—	(37)	—	5	(32)
Total operating expenses	(236)	(64,978)	(1,410)	1,345	(65,279)
Other, net	(4,968)	(274)	631	—	(4,611)
Loss in subsidiaries	(9,237)	—	—	9,237	—
Net income (loss)	$(14,441)	$(9,798)	$561	$9,242	$(14,436)

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2004

	Predecessor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$45,790	$1,469	$(1,469)	$45,790
Cost of revenues	—	(30,211)	(330)	1,468	(29,073)
Selling and marketing		(6,722)	—	—	(6,722)
General and administrative	(35)	(1,034)	(1)	—	(1,070)
Depreciation and amortization	—	(8,364)	(1,168)	—	(9,532)
Gain (loss) on disposal of property and equipment	—	—	—	3	3
Reorganization expense	—	(3,239)	(4)	—	(3,243)
Total operating expenses	(35)	(49,570)	(1,503)	1,471	(49,637)
Other, net	7,138	(8,737)	(655)	—	(2,254)
Loss in subsidiaries	(13,206)	—	—	13,206	—
Net income (loss)	$(6,103)	$(12,517)	$(689)	$13,208	$(6,101)

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Six Months Ended March 31, 2005

	Successor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$111,451	$3,592	$(3,592)	$111,451
Cost of revenues	—	(74,502)	(938)	3,587	(71,853)
Selling and marketing	—	(18,461)	—	—	(18,461)
General and administrative	(375)	(3,569)	(1)	—	(3,945)
Depreciation and amortization	—	(27,061)	(2,798)	—	(29,859)
Gain (loss) on disposal of property and equipment	—	(55)	—	10	(45)
Total operating expenses	(375)	(123,648)	(3,737)	3,597	(124,163)
Other, net	(9,929)	(725)	1,213	—	(9,441)
Loss in subsidiaries	(11,854)	—	—	11,854	—
Net income (loss)	$(22,158)	$(12,922)	$1,068	$11,859	$(22,153)

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Six Months Ended March 31, 2004

	Predecessor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$93,850	$4,311	$(4,311)	$93,850
Cost of revenues	—	(64,875)	(2,032)	4,301	(62,606)
Selling and marketing	—	(12,884)	—	—	(12,884)
General and administrative	(66)	(1,907)	(1)	—	(1,974)
Depreciation and amortization	—	(16,727)	(2,330)	—	(19,057)
Gain on disposal of property and equipment	—	—	—	5	5
Reorganization expense	—	(5,022)	(9)	—	(5,031)
Total operating expenses	(66)	(101,415)	(4,372)	4,306	(101,547)
Other, net	14,356	(17,546)	(1,364)	—	(4,554)
Loss in subsidiaries	(26,536)	—	—	26,536	—
Net income (loss)	$(12,246)	$(25,111)	$(1,425)	$26,531	$(12,251)

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2005

	Successor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Operating activities	$306	$4,482	$(644)	$5	$4,149
Investing activities	—	2,193	644	(5)	2,832
Financing activities	(306)	(3)	—	—	(309)
Increase in cash and cash equivalents	—	6,672	—	—	6,672
Cash and cash equivalents at beginning of period	—	57,760	—	—	57,760
Cash and cash equivalents at end of period	$—	$64,432	$—	$—	$64,432

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2004

	Predecessor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Operating activities	$14,458	$(3,862)	$908	$(6)	$11,498
Investing activities	—	(4,522)	(872)	6	(5,388)
Financing activities	(14,458)	12,841	478	—	(1,139)
Increase in cash and cash equivalents	—	4,457	514	—	4,971
Cash and cash equivalents at beginning of period	—	18,169	(515)	—	17,654
Cash and cash equivalents at end of period	$—	$22,626	$(1)	$—	$22,625

(16)  Subsequent Events

On April 5, 2005, the Company signed an agreement with Teltech Communications, L.L.C. (“Teltech”) to sell the Company’s Lucent equipment in its Michigan markets currently being replaced with Nortel equipment (See Note 14) for approximately $4.3 million.  An initial down payment totaling approximately $0.9 million was received in April and the remainder of the deferred amount owed will be paid in installments, but no later than July 1, 2006.   The purchase price may be reduced if the Company does not meet certain dates for the transfer of title of the Lucent equipment to Teltech.

On April 11, 2005, Horizon PCS received Sprint PCS’ consent to the merger with the Company.

On April 27, 2005, TCP (See Note 13) notified the Company that it has elected to exclude 16 towers based on its due diligence and other customary closing conditions and that it is prepared to purchase between 6 and 8 towers on or before June 30, 2005.

On May 5, 2005, the Board of Directors of the Company approved an amendment to the Company’s Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”) and recommended that the stockholders of the Company vote to approve the Plan at the annual meeting on June 30, 2005.  The amendment provides for the reservation of an additional 250,000 shares of the Company’s common stock that may be issued under the Plan.

The Company and Horizon PCS have been notified that the Federal Trade Commission has granted early termination of the waiting period period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

On May 12, 2005, the Federal Communication Commission consented to the transfer of control that would result from the merger of the Company and Horizon PCS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements about future events and expectations that are “forward-looking statements.” These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative use of these terms or other comparable terminology. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements include:

•                  statements about the benefits of the proposed merger between us and Horizon PCS, including future financial and operating results.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are further discussed in our annual report on Form 10-K for the period ended September 30, 2004.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•                  the businesses of iPCS and Horizon PCS may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

•                  the failure of Horizon PCS stockholders or iPCS stockholders to adopt the merger agreement and/or the failure to obtain approvals from regulators or other groups;

•                  disruption from the merger impacting the ability of the combined entity to maintain relationships with subscribers, employees or suppliers;

•                  iPCS’ and Horizon PCS’ dependence on their affiliation with Sprint, including the competitiveness of Sprint PCS pricing plans and PCS services in the markets in which they operate;

•                  the ability of Sprint PCS to alter the terms of its affiliation agreements with iPCS and Horizon PCS, including fees paid or charged and other program requirements;

•                  the dependence of iPCS and Horizon PCS on back office services provided by Sprint PCS, such as billing and customer care;

•                  changes or advances in technology, in general and as specifically related to Sprint and its affiliates;

•                    competition in the industry and in the markets in which iPCS and Horizon PCS operate;

•                  changes in government regulation;

•                  the credit quality and turnover rate of iPCS’ and Horizon PCS’ subscribers;

•                  the significant level of indebtedness of the combined entity;

•                  the effect of mergers and consolidations within the wireless telecommunications industry, particularly business combinations involving Sprint or affiliates of Sprint, and unexpected announcements or developments from others in the wireless telecommunications industry;

•                    the ability of Sprint PCS to meet increased demand for product and services and to provide equipment to affiliates on a timely basis;

•                  the impact of general economic conditions on the financial position, condition and results of operations of the combined entity;

•                  the impact of the proposed merger of Sprint and Nextel; and

•                  possible risks associated with compliance with Section 404 of the Sarbanes-Oxley Act.

Business

Overview

We are a PCS affiliate of Sprint, the operator of a 100% digital personal communications service, or PCS, wireless network with licenses to provide voice and data service to the entire United States population using a single frequency band and a single technology. As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services and products under the Sprint brand name in the territory licensed to us by Sprint PCS. We own and are responsible for building, operating and managing the portion of the PCS wireless network of Sprint PCS located in our territory. Our network is designed to offer a seamless connection with the wireless network of Sprint PCS and uses the same technology as Sprint PCS to transmit wireless calls. We have completed the required build-out of our portion of the PCS wireless network of Sprint PCS, although we may elect to build-out additional markets in our territory. We offer national calling plans designed by Sprint PCS, as well as local plans tailored to the markets within our territory. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national retailers (including RadioShack and Best Buy stores) and local third-party distributors.  Our territory consists of 40 markets – known as “basic trading areas” or BTAs – located in Illinois, Michigan, Iowa and eastern Nebraska. Based on the 2000 population counts compiled by the U.S. Census Bureau and adjusted by estimated growth rates from third party proprietary demographic databases, at March 31, 2005, our licensed territory had a total population of approximately 7.8 million residents, of which our wireless network covered approximately 5.9 million residents. At March 31, 2005, we had approximately 259,200 subscribers in all our markets.

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

Our plan of reorganization authorized us to issue ten million shares of our common stock upon our emergence from bankruptcy. On the effective date of our plan of reorganization, we issued 8.6 million shares of common stock to our general unsecured creditors who held undisputed claims, including holders of our then-existing senior discount notes, in satisfaction and retirement of their claims. We also reserved 400,002 shares of our common stock for future issuances to our general unsecured creditors upon resolution of their disputed claims. From the effective date through April 29, 2005, we have distributed an additional 132,915 shares of common stock from the reserve and still have 267,087 shares reserved for our remaining disputed claims.   Accordingly, our former general unsecured creditors are now our principal equity holders. The remaining one million shares were reserved for issuance to certain members of our management, directors and other employees through our Amended and Restated 2004 Long-Term Incentive Plan.

With respect to Sprint, our plan of reorganization provided for the following:

•                  the assumption of our affiliation agreements with Sprint PCS, as amended to provide us a number of benefits;

•                  the settlement of all claims by and between us and Sprint which resulted in our write-off of all pre-petition claims, as set forth in the settlement agreement and mutual release; and

•                  the payment to Sprint, in cash, of approximately $5.1 million in full and complete satisfaction of our obligation to cure defaults under our affiliation agreements with Sprint PCS.

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

Proposed Merger with Horizon PCS, Inc.

On March 17, 2005, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Horizon PCS, Inc. (“Horizon PCS”), another PCS Affiliate of Sprint. Under the Merger Agreement, Horizon PCS will merge with and into iPCS, Inc. with iPCS, Inc. as the surviving corporation.  Horizon PCS stockholders will receive 0.7725 shares of our common stock for each share of Horizon PCS common stock they hold, subject to adjustment for certain increases or decreases in the outstanding number of shares or options of Horizon PCS or us.  Each outstanding option to purchase shares of Horizon PCS common stock will be converted into an option to purchase a number of shares of our common stock equal to the number of options to purchase shares of Horizon PCS common stock multiplied by 0.7725, at an exercise price equal to the option exercise price divided by 0.7725.

Our board of directors, following the merger, will consist of seven directors, three designated by us, three designated by Horizon PCS, and Timothy M. Yager, who will also continue as our president and chief executive officer.

The merger is subject to various customary closing conditions, including approval of ours and Horizon PCS’ stockholders, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), Federal Communications Commission (the “FCC”) approval, and the consent of Sprint.  On April 11, 2005, Horizon PCS received Sprint PCS’ consent to the merger.  We and Horizon PCS have been notified that the Federal Trade Commission has granted early termination of the waiting period under the HSR Act.  On May 12, 2005, the FCC consented to the transfer of control that would result from the merger.  The Merger Agreement contains certain termination rights for each of iPCS and Horizon PCS and further provides that in the event of termination of the Merger Agreement under certain circumstances, we and Horizon PCS may be required to pay the other a termination fee of $7.0 million.

Proposed Sprint/Nextel Merger

On December 15, 2004, Sprint Corporation and Nextel Communications, Inc. announced that they had signed a merger agreement, pursuant to which they would merge and combine their operations. Nextel Communications, Inc. and an affiliated company, Nextel Partners, Inc., operate wireless telecommunications networks in portions of our service areas.

Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS has granted us certain exclusivity rights within our service areas.  The pending merger between Sprint and Nextel and the operation of the combined company after the merger may result in a breach of the exclusivity provisions of our affiliation agreements with Sprint PCS, among others.  Sprint has announced that it will pursue discussions with the PCS Affiliates of Sprint directed toward a modification of our affiliation agreements as a result of the Sprint/Nextel merger.  We do not know the terms of Sprint’s proposal, or whether we will ultimately reach agreement with Sprint on mutually satisfactory terms for a revised affiliation agreement.  It is likely that such a revised affiliation agreement would materially change our business and operations and may result in us making significant payments to lease or acquire network assets and subscribers or to otherwise modify our network and marketing plans.  There is no assurance that we will have adequate funds on hand or the ability to borrow such funds in order to acquire the network assets and subscribers or to otherwise modify our network.  In addition, any borrowing would increase our existing substantial leverage.  The announcement and closing of the Sprint/Nextel merger may give rise to a negative reaction by our existing and potential customers and a diminution in brand recognition or loyalty, which may have an adverse effect on our revenues.  If necessary, we intend to enforce our rights, whether through seeking injunctive relief or otherwise, to the extent that Sprint violates or threatens to violate the terms of our affiliation agreements with Sprint PCS.  In the event that the Sprint/Nextel merger, or any other business combination involving Sprint, is consummated, we may also incur significant costs associated with integrating Sprint’s merger partner onto our network. In addition, the proposed Sprint/Nextel merger, or any other such business combination involving Sprint, imposes a degree of uncertainty on the future of our business and operations insofar as it may lead to a change in Sprint PCS’ affiliate strategy, which may have an adverse effect on our share price.

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

•                  Covered population represents the number of residents covered by our network in our territory. The number of residents covered by our network does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

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

Revenue recognition.  We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. We recognize service revenue from our subscribers as they use the service. We pro-rate monthly subscriber revenue over the billing period and record airtime usage in excess of the pre-subscribed usage plan. Our subscribers pay an activation fee when they initiate service. We reduce recorded service revenue for billing adjustments, and estimated uncollectible fees for late payments and early cancellation. We also reduce service revenue for rebates and discounts given to subscribers on wireless handset sales in accordance with the Emerging Issues Task Force (“EITF”), EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Effective July 1, 2003, we adopted EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This EITF guidance addresses accounting for arrangements that involve multiple revenue-generating activities. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units of the arrangement based on their relative fair values. The guidance in EITF 00-21 became effective for revenue arrangements entered into for quarters beginning after June 15, 2003. We have elected to apply this guidance prospectively from July 1, 2003. Prior to the adoption of EITF 00-21, under the provisions of SAB No. 101, we accounted for the sale of our handsets and our subsequent service to the customer as a single unit of accounting because our wireless service is essential to the functionality of our handsets. Accordingly, we deferred all activation fee revenue and its associated direct costs and amortized these revenues and costs over the average life of our subscribers which we estimate to be 30 months. Under EITF 00-21 we no longer need to consider whether customers can use their handsets without our wireless service provided to them. Because we meet the criteria stipulated in EITF 00-21, the adoption of EITF 00-21 requires us to account for the sale of the handset as a separate unit of accounting from the subsequent service to the customer. With the adoption of EITF 00-21, we now recognize activation fee revenue generated from our retail stores as equipment revenue. In addition, we recognize the portion of the direct activation fee costs related to the handsets sold in our retail stores. Subsequent to July 1, 2003, we have continued to apply the provisions of SAB No. 101 and have deferred and amortized activation fee revenue and costs generated by subscribers activated through channels other than through our retail stores.

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

Long-lived asset recovery.  Long-lived assets, consisting primarily of property and equipment and intangibles, comprise approximately 63% of our total assets, at March 31, 2005. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to be reduced. In addition, changes in general industry conditions could cause the value of certain of these assets to be reduced. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. As part of our reorganization, our assets and liabilities were revalued to their fair value. Estimates and assumptions used in both the estimated useful life and evaluating potential impairment issues require a significant amount of judgment.

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

Recent Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies the recognition and measurement provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” that apply to asset retirement obligations in which the timing and/or method of settlement may be conditional on a future event.  FIN 47 is effective for fiscal years ending after December 15, 2005.  We do not anticipate that the implementation of FIN 47 will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for fiscal years starting after June 15, 2005. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R.

Consolidated Results of Operations

For the three months ended March 31, 2005 compared to the three months ended March 31, 2004

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

Subscriber Additions.  As of March 31, 2005, we had approximately 259,200 subscribers in all our markets compared to approximately 227,400 as of March 31, 2004.  For the three months ended March 31, 2005, we added approximately 10,000 net subscribers in all our markets compared to approximately 6,900 for the three months ended March 31, 2004.  The increase in subscriber growth can be attributed to the increase in our distribution outlets, primarily from our retail and branded dealers in our territory, and to our increased sales and promotional efforts to attract new subscribers.

Churn.  Churn for the three months ended March 31, 2005, was 2.6% versus 2.7% for the three months ended March 31, 2004.

Average Revenue Per User.  ARPU was $51.42 for the three months ended March 31, 2005 compared to $52.75 for the three months ended March 31, 2004.  The decrease in ARPU is attributable to lower minutes over plan revenue and lower activation fee revenue due to the effects of fresh-start accounting.  These decreases are being partially offset with increased data revenue.  This is discussed in more detail under “Service Revenue” below.

Cost Per Gross Addition.  CPGA was $358 for the three months ended March 31, 2005 compared to $340 for the three months ended March 31, 2004.  The increased CPGA was due to higher costs associated with an increased sales and promotional effort, which included the costs related to the opening of eight new retail stores and twenty-eight branded dealers since March 31, 2004.

Revenues.

•                  Service Revenue.  Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes over plan, long distance, travel and roaming usage charges, other feature revenues and late payment fee and early cancellation fee revenues. Deductions for billing adjustments and promotional credits are recorded as a reduction to service revenue. For the three months ended March 31, 2005, service revenues totaled $39.1 million compared to $35.3 million for the three months ended March 31, 2004. As a result of a higher number of subscribers, monthly recurring charges increased by $3.8 million from $28.5 in the three months ended March 31, 2004 to $32.3 million in the three months ended March 31, 2005.  Offsetting this increase was a decrease in minutes over plan revenue of $0.8 million.  With the popularity of

Sprint’s Fair and Flexible plans and other plans that include larger amounts of plan minutes, we anticipate monthly recurring revenues to continue to increase while our minutes over plan revenue continues to decrease.  Also offsetting the monthly recurring revenue increase was a drop in activation fee revenue of $0.8 million due to the effects of fresh-start accounting where our deferred activation fee revenue was written off in the revaluation of our assets and liabilities.  Our data products continue to gain popularity with our customers and contributed higher revenues of $2.1 million for the three months ended March 31, 2005 compared to the same three-month period in 2004.

•                  Roaming Revenue.  Roaming revenue is comprised of revenue we receive from Sprint and other wireless subscribers that roam onto our network. We receive revenue on a per minute basis for voice traffic and per kilobyte basis for data traffic when subscribers other than ours use our network. We also receive toll revenue for any roaming long distance calls made on our network. The reciprocal roaming rate arrangement we have with Sprint for inbound and outbound roaming relative to Sprint subscribers was $0.058 per minute for voice charges effective January 1, 2003, and dropped to $0.041 per minute effective January 1, 2004. Effective April 1, 2004, this rate returned to $0.058 per minute.  This rate is effective through December 31, 2006.  For data traffic, this rate was $0.0013 per kilobyte in 2003 and $0.0020 in 2004.  The 2004 rate is also effective through December 31, 2006.  For the three months ended March 31, 2005, roaming revenue from Sprint and the other PCS Affiliates of Sprint totaled $13.0 million compared to $7.7 million for the three months ended March 31, 2004.  The increase in roaming revenue is due primarily to an increase in roaming minutes at the favorable rate of $0.058 per minute versus $0.041, and increased kilobyte traffic.  As we have seen in our own customer usage, we are also experiencing increased growth in kilobyte data usuage from other customers of Sprint and the other PCS affiliates of Sprint.  Roaming minutes and kilobytes from Sprint and the other PCS Affiliates of Sprint for the three months ended March 31, 2005 were 184.2 million and 535.9 million, respectively, compared to 142.9 million and 247.3 million for the three months ended March 31, 2004, respectively.  Roaming revenue from other wireless subscribers including reseller revenue was $1.5 million and $1.4 million for the three months ended March 31, 2005 and March 31, 2004, respectively.  We signed our first reseller agreement in April 2004, therefore, there was no reseller revenue in the three months ended March 31, 2004 compared to $0.6 million of reseller revenue in the three months ended March 31, 2005.  Excluding reseller revenue, the net decrease of $0.5 million of roaming revenue from other wireless subscribers was due to both lower minutes and a lower average per minute rate.  Roaming minutes and the per minute rate for the three months ended March 31, 2005 were 7.1 million and $0.13, respectively.   For the three months ended March 31, 2004, the roaming minutes and per minute rate were 9.8 million and $0.14, respectively.

•                  Equipment and Other Revenue.  Equipment revenue is derived from the sale of handsets and accessories to our subscribers from our retail and local distribution channels, net of sales incentives, rebates and an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days after the date of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us; however, when used handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS which is less than what we originally paid for the handset. This return policy changed effective February 1, 2005.  We no longer receive a credit for the returned handset.  Instead, we receive a refurbished handset at a reduced cost. For the three months ended March 31, 2005 and 2004, handset revenues were $1.8 million and $1.3 million, respectively.  Other revenues were $0.1 million for both the three months ended March 31, 2005 and 2004.  The increase in handset revenues for the three months ended March 31, 2005 was due to increased sales for new activations and upgrades for current subscribers.

Cost of Service and Roaming.  Cost of service and roaming include network operations expense, roaming expense relating to when our subscribers roam either on other Sprint PCS networks or other wireless carriers’ networks, back-office customer services provided by Sprint PCS, the provision for doubtful accounts, long distance expense and the 8% affiliation fee due to Sprint PCS for collected revenues. Network operations expenses include salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost of our subscribers using Sprint and other wireless carriers’ networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under “Roaming Revenue”. Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. For the three months ended March 31, 2005 cost of service and roaming was $30.4 million compared to $25.3 million for the three months ended March 31, 2004.  For the three months ended March 31, 2005 compared to March 31, 2004, roaming expense increased $3.6 million due to the higher rate from Sprint as discussed under “Service Revenue”.  In addition, travel and roaming minutes per subscriber increased from 166 minutes for the three months ended March 31, 2004 to 185 minutes for the three months ended March 31, 2005.  Affiliation fees increased $0.3 million for the three months ended March 31, 2005 compared to March 31, 2004 due mainly to higher service revenues.  We incurred higher rent expense from network operations of $0.6 million in the three months ended March 31, 2005 compared to the same period in 2004, because of additional cell sites and the revaluation effects of fresh-start accounting which eliminated a deferred liability which reduced rent expense in the three months ended March 31, 2004. Bad debt expense increased $0.9 million as a result of an increase in our sub-prime customer base.  Offsetting these increases were lower network operations expenses of $1.0 million in facilities, transport and toll expense.  These lower costs were the result of savings from rejected agreements and other initiatives we were able to take advantage of through the bankruptcy process.   At March 31, 2005 our network consisted of 679 cell sites and two switches compared to 652 cell sites and three switches at March 31, 2004.

Cost of Equipment.  Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. For the three months ended March 31, 2005, cost of equipment totaled $6.2 million compared to $3.8 million for the three months ended March 31, 2004.  The increase is due primarily to higher gross adds and increased costs for customer upgrades.  The cost of equipment for upgrades totaled $1.4 million in the three months ended March 31, 2005 compared to $0.7 million in the same period in 2004 due mainly to a change in policy for rebates on upgrades.  During the three months ended March 31, 2004, we switched to mail-in rebates from instant rebates for upgrades.  Mail-in rebates reduce the number of customers that upgrade their phones.  For competitive reasons, we reverted back to instant rebates in late 2004 so that during the three months ended March 31, 2005, the number of customers upgrading their phone increased over the same three-month period in 2004.

 Selling and Marketing.  Selling and marketing costs include the costs to operate our retail stores, advertising and promotional expenses, commissions and equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint controlled channels. Selling and marketing expense for the three months ended March 31, 2005 was $8.4 million compared to $6.7 million for the three months ended March 31, 2004.    The increase was due to a 22% increase in gross adds in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 as we expanded our distribution channels and increased our promotional and advertising spending. Advertising expense increased by $1.1 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

General and Administrative.  General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense and other professional expenses. For the three months ended March 31, 2005, general and administrative expenses were $1.9 million compared to $1.1 million in the three months ended March 31, 2004. The increase was due to higher legal, audit and other professional fees coupled with salaries for the senior management team that was hired in 2004 in preparation for our emergence from bankruptcy.

Reorganization Expense.  Reorganization expenses consist of expenses incurred or accrued as a direct result of our Chapter 11 filing.  Reorganization expenses totaling $3.2 million for the three months ended March 31, 2004 consisted of $2.9 million of professional fees and other reorganization expenses and $0.3 million of costs related to rejected leases and closing stores.  We emerged from bankruptcy in July 2004 and incurred no reorganization expenses in the three months ended March 31, 2005.

Non-Cash Stock Compensation Expense.  For the three months ended March 31, 2005, we recorded $23,000 of non-cash stock compensation expense related to the restricted stock grants to employees under our long-term incentive plan. There was no non-cash stock compensation expense for the three months ended March 31, 2004.

Depreciation and Amortization.  For the three months ended March 31, 2005 depreciation expense totaled $15.3 million compared to $9.5 million for the three months ended March 31, 2004.  The increase in depreciation expense in the three months ended March 31, 2005 was the result of accelerating depreciation expense due to a reduction in the estimated economic useful life of Lucent network equipment.  We signed an agreement with Nortel Networks to replace the existing Lucent network equipment in our Michigan markets in late 2004.  The effect of this change increased depreciation expense approximately $6.8 million for the three months ended March 31, 2005.  Amortization of intangibles totaled $3.0 million and $0 for the three months ended March 31, 2005 and 2004, respectively.  As a result of fresh-start accounting, all our assets were revalued and we recorded $81.9 million of new intangibles that are being amortized over their remaining lives.  For the three months ended March 31, 2004, the remaining value of our intangible assets at that time was fully amortized.

Interest Income.  Interest income totaled $0.4 million for the three months ended March 31, 2005 compared to $35,000 for the three months ended March 31, 2004.  The increase was due to a higher cash balance as a result of the net proceeds from the senior notes offering completed in April 2004.

Interest Expense.  For the three months ended March 31, 2005 interest expense was $5.0 million compared to $2.3 million for the three months ended March 31, 2004.  Higher interest expense in the three months ended March 31, 2005 related to the 11.5% interest on the $165.0 million in aggregate principal amount of senior notes issued in April 2004.  For the three months ended March 31, 2004, interest expense on our then outstanding senior credit facility accrued at the prime interest rate under the Bankruptcy Court’s cash collateral order.

Net Loss.  Net loss for the three months ended March 31, 2005 was $14.4 million compared to the net loss at March 31, 2004 of $6.1 million.   The increase in our net loss of $8.3 million was due mainly to increased depreciation and amortization expense, cost of service and cost of equipment expenses, and interest expense offset with higher revenues.

For the six months ended March 31, 2005 compared to the six months ended March 31, 2004

Subscriber Additions.  As of March 31, 2005, we had approximately 259,200 subscribers in all our markets compared to approximately 227,400 as of March 31, 2004.  For the six months ended March 31, 2005, we added approximately 18,600 net subscribers in all our markets compared to approximately 7,300 for the six months ended March 31, 2004.  The increase in subscriber growth can be attributed to the increase in our distribution outlets, primarily from our retail and branded dealers in our territory and to our increased sales and promotional efforts to attract new subscribers.

Churn.  Churn for both the six months ended March 31, 2005 and March 31, 2004 was 2.8%.

Average Revenue Per User.  ARPU was $52.03 for the six months ended March 31, 2005 compared to $52.69 for the six months ended March 31, 2004.  The decrease in ARPU is due to lower minutes over plan revenue and activation fee revenue offset with increased monthly recurring revenue and data revenue.  This is discussed in more detail under “Service Revenue” below.

Cost Per Gross Addition.  CPGA was $382 for the six months ended March 31, 2005 compared to $365 for the six months ended March 31, 2004.  The $17 increase in CPGA was due to higher costs associated with an increased sales and promotional effort, which included the costs of opening eight new retail stores and twenty-eight branded dealers since March 31, 2004.

Revenues.

•                  Service Revenue.  For the six months ended March 31, 2005, service revenues totaled $77.7 million compared to $69.9 million for the six months ended March 31, 2004. As a result of both more subscribers and more subscribers activating or converting to service plans with more minutes at a higher monthly recurring charge, our service revenue derived from minutes over plan decreased $1.0 million, but was offset with higher monthly recurring charges of $7.8 million. Also offsetting the monthly recurring revenue increase was a drop in activation fee revenue of $1.8 million due to the effects of fresh-start accounting where our deferred activation fee revenue was written off in the revaluation of our assets and liabilities.  In addition, because the usage of our data products continues to gain popularity with our subscriber base, data revenue of $7.8 million for the six months ended March 31, 2005 was $4.5 million higher than for the six months ended March 31, 2004.

•                  Roaming Revenue.   For the six months ended March 31, 2005, roaming revenue from Sprint and the other PCS Affiliates of Sprint totaled $27.3 million compared to $17.9 million for the six months ended March 31, 2004. The increase in roaming revenue is due primarily to an increase in roaming minutes at the favorable rate of $0.058 per minute for all of the six months ended March 31, 2005 versus $0.041 for three of the six months ended March 31, 2004, and increased kilobyte traffic.  As we have seen in our own customer usage, we are also experiencing increased growth in kilobyte data usuage from other customers of Sprint and the other PCS affiliates of Sprint.  Roaming minutes and kilobytes from Sprint and the other PCS affiliates of Sprint for the six months ended March 31, 2005 were 386.3 million and 1.1 billion, respectively, compared to 295.3 million and 538.9 million for the six months ended March 31, 2004, respectively.  Roaming revenue from other wireless subscribers including reseller revenue was $2.9 million and $3.2 million for the six months ended March 31, 2005 and March 31, 2004, respectively.  We signed our first reseller agreement in April 2004, therefore, there was no reseller revenue in the six months ended March 31, 2004 compared to $0.9 million of reseller revenue in the six months ended March 31, 2005.  Excluding reseller revenue, the net decrease of $1.2 million of roaming revenue from other wireless subscribers was due to both lower minutes and a lower average per minute rate.  Roaming minutes and the per minute rate for the six months ended March 31, 2005 were 16.4 million and $0.12, respectively.  For the six months ended March 31, 2004, the roaming minutes and per minute rate were 22.8 million and $0.14, respectively.

•                  Equipment and Other Revenue.  For the six months ended March 31, 2005 and 2004, handset revenues were $3.3 million and $2.5 million, respectively.   Other revenues were $0.2 million and $0.3 million for the six months ended March 31, 2005 and 2004, respectively.  The increase in handset revenues for the six months ended March 31, 2005 was due to increased sales for new activations and upgrades for current subscribers.

Cost of Service and Roaming.  For the six months ended March 31, 2005 cost of service and roaming was $60.0 million compared to $53.8 million for the six months ended March 31, 2004.  For the six months ended March 31, 2005 compared to March 31, 2004, roaming expense increased $6.0 million due to the change in the rate mentioned above under “Roaming Revenue” coupled with a higher subscriber base and higher usage.  Travel and roaming minutes per subscriber increased from 163 minutes for the six months ended March 31, 2004 to 185 minutes for the six months ended March 31, 2005.  Affiliation fees increased $0.5 million for the six months ended March 31, 2005 compared to March 31, 2004 due mainly to higher service revenues. We incurred higher rent expense in network operations of $1.1 million for the six months ended March 31, 2005 compared to the same period in 2004, because of additional cell sites and the revaluation effects of fresh-start accounting which eliminated a deferred liability which reduced rent expense in the six months ended March 31, 2004. Bad debt expense increased $1.3 million as a result of an increase in our sub-prime subscriber base from March 31, 2004 to March 31, 2005.  Offsetting these increases were lower network operations expenses of $2.0 million in facilities, transport and toll expense and $0.7 million in property taxes.  These lower costs were the result of savings from rejected agreements and other initiatives we were able to take advantage of through the bankruptcy process.

Cost of Equipment.  For the six months ended March 31, 2005, cost of equipment totaled $11.9 million compared to $8.8 million for the six months ended March 31, 2004.  The increase in 2005 is due primarily to higher gross adds.

Selling and Marketing  Selling and marketing expense for the six months ended March 31, 2005 was $18.5 million compared to $12.9 million for the six months ended March 31, 2004. As part of our plan to grow our subscriber base once we emerged from bankruptcy in July 2004, we increased employee and store-related costs by $1.8 million to increase our distribution channels.  Since March 31, 2004, we opened eight new retail stores and twenty-eight branded dealers which contributed to 33% higher gross adds in the six months ended March 31, 2005 compared to the six months ended March 31, 2004. To drive the increase in gross adds, advertising and promotional expenses increased by $2.7 million for the six months ended March 31, 2005 compared to the six months ended March 31, 2004.

General and Administrative.  For the six months ended March 31, 2005, general and administrative expenses were $3.9 million compared to $2.0 million in the six months ended March 31, 2004. The increase was due to higher legal expense of $0.5 million, audit and other professional fees of $0.5 million coupled with $0.7 million in increased salaries for the senior management team that was hired in 2004 in preparation for our emergence from bankruptcy.

Reorganization Expense.  In the six months ended March 31, 2004, we incurred $4.7 million in professional fees related to our reorganization and $0.3 million costs related to store closings and rejected leases.  We emerged from bankruptcy in July 2004 and incurred no reorganization expenses in the six months ended March 31, 2005.

Non-Cash Stock Compensation Expense.  For the six months ended March 31, 2005, we recorded $46,000 of non-cash stock compensation expense related to the restricted stock grants to employees under our long-term incentive plan. There was no non-cash stock compensation expense for the six months ended March 31, 2004.

Depreciation and Amortization.  For the six months ended March 31, 2005 depreciation expense totaled $23.8 million compared to $19.1 million for the six months ended March 31, 2004.  The increase in depreciation expense in the six months ended March 31, 2005 was the result of accelerating depreciation expense due to a reduction in the estimated economic useful life of Lucent network equipment.  We signed an agreement with Nortel Networks to replace the existing Lucent network equipment in our Michigan markets in late 2004.  The effect of this change increased depreciation expense approximately $6.8 million for the six months ended March 31, 2005. Amortization of intangibles totaled $6.1 million and $0 for the six months ended March 31, 2005 and 2004, respectively.  As a result of fresh-start accounting, all our assets were revalued and we recorded $81.9 million of new intangibles that are being amortized over their remaining lives.  For the six months ended March 31, 2004, the remaining value of our intangible assets at that time was fully amortized.

Interest Income.  Interest income totaled $0.5 million for the six months ended March 31, 2005 compared to $0.1 million for the six months ended March 31, 2004.  The increase was due to a higher cash balance in 2005 as a result of the net proceeds from the senior notes offering completed in April 2004.

Interest Expense.  For the six months ended March 31, 2005 interest expense was $10.0 million compared to $4.6 million for the six months ended March 31, 2004.  Higher interest expense in the six months ended March 31, 2005 related to the 11.5% interest on the $165.0 million in aggregate principal amount of senior notes issued in April 2004.  For the six months ended March 31, 2004, interest expense on our then outstanding senior credit facility accrued at the prime interest rate under the Bankruptcy Court’s cash collateral order.

Net Loss.  Net loss for the six months ended March 31, 2005 was $22.2 million compared to the net loss at March 31, 2004 of $12.3 million.  The increase in our net loss of $9.9 million was due mainly to increased depreciation and amortization, cost of service, cost of equipment, and interest expense offset with higher revenues.

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

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Six Months Ended March 31, 2005	For the Six Months Ended March 31, 2004
ARPU
Service revenue	$39,094	$35,294	$77,679	$69,922
Average subscribers	253,407	223,047	248,841	221,168
ARPU	$51.42	$52.75	$52.03	$52.69

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenues.

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Six Months Ended March 31, 2005	For the Six Months Ended March 31, 2004
CPGA
Selling and Marketing:	$8,435	$6,722	$18,461	$12,884
Plus: Activation costs included in cost of service and roaming	(131)	405	(308)	871
Plus: Equipment costs, net of cost of upgrades	4,718	3,101	9,330	6,317
Less: Equipment revenue, net of upgrade revenue	(1,307)	(1,141)	(2,399)	(2,061)
CPGA costs	$11,715	$9,087	$25,084	$18,011
Gross adds	32,707	26,762	65,612	49,350
CPGA	$358	$340	$382	$365

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

Liquidity and Capital Resources

As of March 31, 2005, we had $64.4 million in cash and cash equivalents compared to $22.6 million at March 31, 2004.

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

Net Cash Flows from Operating Activities

For the six months ended March 31, 2005, cash flows from operations totaled $4.1 million compared to $11.5 million generated for the six months ended March 31, 2004.  The decrease was mainly due to an increase in the net loss and unfavorable working capital effects in the six months ended March 31, 2005.  Those working capital effects included $9.5 million in interest paid during the six months ended March 31, 2005, compared to only $5.5 million paid during the six months ended March 31, 2004.

Net Cash Flows from Investing Activities

For the six months ended March 31, 2005, we generated $2.8 million in cash flows from investing activities.  Proceeds generated from the sale of 68 towers to TCP Communications as described below totaled $12.8 million.  Offsetting this were capital expenditures totaling $10 million, which included $8.0 million for Nortel equipment purchased under the agreement with Nortel as described below in “-Contractual Obligations”.

For the six months ended March 31, 2004, cash flows used in investing activities totaled $5.4 million.  Included in this total were costs incurred for the purchase and installation of equipment for our switching center at the Davenport, Iowa switch location.  This additional equipment was necessary to add capacity in order to accommodate the movement of cell traffic away from our Gridley, Illinois switch which we decommissioned in June 2004.  In addition, we incurred capital expenditures to add five additional cell sites to our network in the six months ended March 31, 2004.

Net Cash Flows from Financing Activities

Net cash used for financing activities for the six months ended March 31, 2005 totaled $0.3 million for debt financing costs related to the 11.5% senior notes.

For the six months ended March 31, 2004, cash flows used for financing activities totaled $1.1 million for principal payments made under the senior secured credit facility in place at that time.

Tower Sale Leasebacks

On September 4, 2004, we signed an agreement with TCP Communications, LLC whereby we agreed to sell up to 92 of our owned towers to TCP Communications. The towers are priced individually and subject to exclusion of towers by TCP Communications based on its due diligence and other customer closing conditions. After the sale, we will lease space on the towers sold to TCP Communications at rates and terms consistent with that of our existing leases. The transaction is expected to close in several installments during fiscal year 2005.

On November 9, 2004 and December 29, 2004, we sold 51 and 17 towers, respectively, to TCP Communications for gross proceeds, net of broker’s fees, totaling approximately $12.8 million.  Because the cost basis of these towers was adjusted to fair value as part of fresh-start accounting, no gain or loss on the sales was recorded.

As of April 27, 2005, TCP notified us that it has elected to exclude 16 towers based on its due diligence and other customary closing conditions and that is prepared to purchase between 6 and 8 towers on or before June 30, 2005.  We anticipate selling the TCP-excluded towers to a third party during fiscal year 2005.

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

The costs for the services provided by Sprint PCS under our service agreements with Sprint PCS relative to billing, customer care and other back-office functions for the three months ended March 31, 2005 and 2004, totaled approximately $5.4 million and $3.7 million, respectively. For the six months ended March 31, 2005 and 2004, we incurred approximately $11.0 million and $7.7 million, respectively, for these same services.  Because we incur the majority of these costs on a per subscriber basis which is fixed until the end of December 2006 and after which will be adjusted by Sprint PCS based on a formula related to Sprint PCS’ costs to provide the services, we expect the aggregate cost for such services to increase as the number of our subscribers increases after December 2006. Sprint PCS may terminate any service provided under such agreements upon nine months’ prior written notice, but if we would like to continue receiving such service, Sprint PCS has agreed that it will assist us in developing that function internally or locating a third-party vendor that will provide that service. Although Sprint PCS has agreed in such an event to reimburse us for expenses we incur in transitioning to any service internally or to a third-party, if Sprint PCS terminates a service for which we have not developed or are unable to develop a cost-effective alternative, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted. We do not currently have a contingency plan if Sprint PCS terminates a service we currently receive from it.

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

Nortel Networks Equipment Agreement

On November 22, 2004, we signed a letter of agreement with Nortel Networks to replace our Lucent network equipment currently deployed in our Michigan markets with Nortel equipment including one switch, 232 base stations, various additional capacity growth and network equipment. Under the terms of the agreement, we have agreed to purchase equipment totaling $15.2 million and will receive special pricing on future purchases through December 31, 2007.  Through March 31, 2005, we have purchased approximately $8.0 million of equipment under this agreement.

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

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

During 2003 and into 2004 we experienced overall declining net subscriber growth compared to previous periods. We believe this trend was attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry as well as the implementation of a tighter credit policy that decreased the number of sub-prime activations. In addition, as a means to conserve cash in 2003, we closed 15 company-owned retail stores and cancelled 21 agreements with local third party distributors, thereby reducing our retail presence in a number of our markets.  We have seen improvements in our net subscriber growth in our last four quarters; however, we still incur net losses to acquire new subscribers.  As we seek to accelerate our subscriber growth, we will incur significant upfront subscriber acquisition expenses (including the customer handset subsidy, commissions and promotional expenses) that initially will result in increased losses and reduced levels of cash flows from operating activities as compared to our most recent prior periods. Alternatively, we may not be able to sustain our planned growth in subscribers or obtain sufficient revenue to achieve and sustain profitability. Net subscriber growth was approximately 18,600 subscribers in all our markets for the six months ended March 31, 2005. For the six months ended March 31, 2004 we added approximately 7,300 net subscribers in all our markets.  If we are not able to achieve our planned subscriber growth, it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve positive free cash flow, which in turn will have a negative effect on capital resources. In addition, to the extent our subscriber growth includes a higher percentage of sub-prime credit subscribers, our churn and bad debt expense may increase.

We may continue to experience higher costs to acquire subscribers. For the six months ended March 31, 2005, our CPGA was $382 per activation compared to $365 per activation for the period ended March 31, 2004.  To accelerate our subscriber growth, we are offering more aggressive handset promotions and spending more in advertising to acquire new customers than we did while we were in bankruptcy and trying to conserve cash.  With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

We may experience a higher churn rate. Our average subscriber monthly churn (net of deactivations that take place within 30 days of the activation date) for the six months ended March 31, 2005 and 2004 was 2.8%.  In our 2003 fiscal year, our churn rate was the highest we had experienced to date due to a significantly higher number of involuntary deactivations relating to sub-prime credit subscribers. A tighter credit policy implemented in mid-2003 decreased the number of sub-prime activations which helped to reduce churn but it also contributed to the overall smaller subscriber growth than we had experienced in the past. If churn increases over the long-term, we would lose the cash flows attributable to these subscribers and have greater-than-projected losses.

We may incur significant wireless handset subsidy costs for existing subscribers who upgrade to a new handset. As our subscriber base matures and technological innovations occur, more existing subscribers will begin to upgrade to new wireless handsets for which we subsidize the cost to the subscriber. We incurred net upgrade costs of approximately $2.2 million and $3.1 million associated with wireless handset upgrade costs for the six months ended March 31, 2005 and 2004, respectively. We have limited historical experience regarding the adoption rate for wireless handset upgrades. If more subscribers upgrade to new wireless handsets than we project, near term cash flows would be lower than projected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in commodity futures trading activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that could expose us to market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We place reliance on Sprint to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS Affiliates of Sprint.  To address this issue, Sprint engages an independent registered public accounting firm to perform periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70.  This report is provided to us bi-annually.

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended March 31, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II . OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Commitments and Contingencies” of this report.

In addition to the above, from time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business and in connection with our bankruptcy petition. We are not currently a party to any such legal proceedings, the adverse outcome to which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2005, we issued 83,455 shares of common stock to creditors pursuant to our Plan of Reorganization.  The Company relied on the exemption from registration under the Securities Act of 1933 provided by Section 1145 of the United States Bankruptcy Code.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In connection with the merger with Horizon PCS, certain members of our board of directors will resign in order to create vacancies for the persons designated by Horizon PCS to serve on our board of directors following consummation of the merger.  In March 2005, the compensation committee of our board of directors approved with respect to such resigning directors, that any remaining unvested options shall accelerate upon resignation and shall become immediately exercisable and remain exercisable for 180 days post-resignation.

ITEM 6. EXHIBITS

See the Index to Exhibits following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPCS, Inc.

	By:	/s/ TIMOTHY M. YAGER
Timothy M. Yager President and Chief Executive Officer (Principal Executive Officer)
Date: May 16, 2005
	By:	/s/ STEBBINS B. CHANDOR, JR.
Stebbins B. Chandor, Jr. Executive Vice President Operations and Chief Financial Officer (Principal Financial Officer)
Date: May 16, 2005

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1

Agreement and Plan of Merger, dated as of March 17, 2005, by and between iPCS, Inc. and Horizon PCS, Inc. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant with the SEC on March 18, 2005 (SEC File No. 333-32064))

2.2

Support Agreement, dated as of March 17, 2005, by and among iPCS, Inc., Apollo Investment Fund IV, L.P. and certain of its affiliates (Incorporated by reference to Exhibit 2.2 to the Form 8-K filed by the Registrant with the SEC on March 18, 2005 (SEC File No. 333-32064))

2.3

Support Agreement, dated as of March 17, 2005, by and among Horizon PCS and certain affiliates of American International Group, Inc (Incorporated by reference to Exhibit 2.3 to the Form 8-K filed by the Registrant with the SEC on March 18, 2005 (SEC File No. 333-32064))

2.4

Support Agreement, dated as of March 17, 2005, by and among iPCS, Inc., Horizon PCS, Inc. and certain affiliates of Silver Point Capital L.P (Incorporated by reference to Exhibit 2.4 to the Form 8-K filed by the Registrant with the SEC on March 18, 2005 (SEC File No. 333-32064))

2.5

Ancillary Agreement, dated as of March 17, 2005, by and among iPCS, Inc., certain affiliates of American International Group, Inc., certain affiliates of Silver Point Capital L.P., Apollo Investment Fund IV, L.P. and certain of its affiliates, and the Timothy M. Yager 2001 Trust (Incorporated by reference to Exhibit 2.5 to the Form 8-K filed by the Registrant with the SEC on March 18, 2005 (SEC File No. 333-32064))

2.6

Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., dated as of May 26, 2004 (Incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

2.7

Technical Amendment to Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.2 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

2.8

Modification to Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless Inc. and iPCS Equipment, Inc., dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.3 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

2.9

Findings of Fact, Conclusions of Law and Order under U.S.C. Section 1129(a) and (b) and Federal Rules of Bankruptcy Procedure 3020 confirming the Second Amended Joint Plan of Reorganization of iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., Debtors and Debtors In Possession, as modified, dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.4 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

3.1

Restated Certificate of Incorporation of iPCS, Inc. (Incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

3.2

Amended and Restated Bylaws of iPCS, Inc. (Incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 filed by the Registrants with the SEC on August 5, 2004 (SEC File No. 333-117942))

3.3

Certificate of Incorporation of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.4 to the registration statement on Form S-4 filed by the Registrants with the SEC on January 8, 2001 (SEC File No. 333-47688))

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

10.12	iPCS, Inc. Amended and Restated 2004 Long-Term Incentive Plan, (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by the Registrant with the SEC on May 11, 2005)
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

10.26

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