Form 10-Q
period 2005-06-30
iPCS, INC
filed 2005-08-15
CIK 1108727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

or

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

As of August 10, 2005, there were 16,267,281 shares of common stock, $0.01 par value per share, outstanding.

TABLE OF CONTENTS

PART I		3
ITEM 1.	FINANCIAL INFORMATION	3
	FINANCIAL STATEMENTS	3
	CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2005 AND SEPTEMBER 30, 2004 (SUCCESSOR COMPANY) (UNAUDITED)	3
	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2005 (SUCCESSOR COMPANY) AND JUNE 30, 2004 (PREDECESSOR COMPANY) (UNAUDITED)	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2005 (SUCCESSOR COMPANY) AND JUNE 30, 2004 (PREDECESSOR COMPANY (UNAUDITED)	5
	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
ITEM 4.	CONTROLS AND PROCEDURES	34
PART II	OTHER INFORMATION	35
ITEM 1.	LEGAL PROCEEDINGS	35
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	35
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	35
ITEM 5.	OTHER INFORMATION	36
ITEM 6.	EXHIBITS	36
SIGNATURES		37
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Successor Company	Successor Company
	June 30, 2005	September 30, 2004 (a)

Assets
Current Assets:
Cash and cash equivalents	$60,610	$57,760
Accounts receivable, net of allowance for doubtful accounts of $1,948 and $1,217, respectively	18,205	14,772
Receivable from Sprint (Note 5)	13,427	13,264
Inventories, net of reserves for excess/obsolescence of $166 and $50, respectively (Note 5)	1,571	1,310
Prepaid expenses	5,295	3,127
Other current assets	8	21
Total current assets	99,116	90,254
Property and equipment, net (Note 6)	95,013	134,931
Financing costs	6,137	6,497
Customer activation costs	830	451
Intangible assets, net of accumulated amortization of $11,754 and $3,051, respectively (Note 7)	67,173	78,861
Other assets	175	1,314
Total assets	$268,444	$312,308

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities:
Accounts payable	$4,307	$2,742
Accrued expenses	13,736	20,880
Payable to Sprint (Note 5)	22,215	24,404
Deferred revenue	6,253	5,764
Current maturities of long-term debt and capital lease obligations (Note 8)	9	7
Total current liabilities	46,520	53,797
Customer activation fee revenue	830	451
Other long-term liabilities	2,036	3,614
Long-term debt and capital lease obligations, excluding current maturities (Note 8)	165,392	165,400
Total liabilities	214,778	223,262

Commitments and contingencies (Note 13)	—	—

Stockholders’ Equity (Deficiency):
Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 9,080,009 and 8,744,164 shares issued and outstanding, respectively	91	87
Additional paid-in-capital	94,536	95,275
Unearned compensation	(308)	(340)
Accumulated deficiency	(40,653)	(5,976)
Total stockholders’ equity	53,666	89,046
Total liabilities and stockholders’ equity	$268,444	$312,308

See notes to unaudited consolidated financial statements.

(a) Derived from the Company’s audited financial statements as of September 30, 2004

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Nine Months Ended June 30, 2005	For the Nine Months Ended June 30, 2004

Revenues:
Service revenue	$41,307	$37,175	$118,986	$107,097
Roaming revenue	16,520	13,391	46,790	34,393
Equipment and other	1,686	1,446	5,188	4,372
Total revenues	59,513	52,012	170,964	145,862
Operating Expenses:
Cost of service and roaming (exclusive of depreciation, as shown separately below)	(31,787)	(29,454)	(91,763)	(83,230)
Cost of equipment	(6,064)	(3,971)	(17,941)	(12,801)
Selling and marketing	(9,056)	(8,092)	(27,517)	(20,976)
General and administrative	(2,153)	(1,576)	(6,051)	(3,550)
Reorganization expense (Note 4)	—	(2,862)	—	(7,893)
Non-cash stock compensation expense (In 2005, $6 and $22 related to cost of service and roaming, $364 and $384 related to general and administrative and $9 and $18 related to selling and marketing, respectively)	(379)	—	(425)	—
Depreciation	(15,390)	(9,539)	(39,151)	(28,596)
Amortization of intangible assets (Note 7)	(2,605)	—	(8,703)	—
Loss on disposal of property and equipment	(41)	(18)	(86)	(13)
Total operating expenses	(67,475)	(55,512)	(191,637)	(157,059)
Operating loss	(7,962)	(3,500)	(20,673)	(11,197)
Interest income	412	201	914	263
Interest expense	(4,981)	(5,522)	(14,936)	(10,142)
Other income	6	3	18	7
Loss before income taxes	(12,525)	(8,818)	(34,677)	(21,069)
Income tax benefit (Note 9)	—	—	—	—
Net loss	$(12,525)	$(8,818)	$(34,677)	$(21,069)

Basic and diluted loss per share of common stock
Loss available to common stockholders	$(1.35)	n/a	$(3.74)	n/a

Weighted average common shares outstanding	9,261,549	n/a	9,266,627	n/a

See notes to unuadited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Successor Company	Predecessor Company
	For the Nine Months Ended June 30, 2005	For the Nine Months Ended June 30, 2004
Cash Flows from Operating Activities:
Net loss	$(34,677)	$(21,069)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of property and equipment	86	13
Depreciation	39,151	28,596
Amortization of intangible assets	8,703	—
Amortization of financing costs	666	455
Reorganization expense	—	414
Non-cash stock compensation	425	—
Provision for doubtful accounts	1,166	246
Changes in assets and liabilities:
Accounts receivable	(4,607)	459
Receivable from Sprint	(163)	(4,251)
Inventories, net	(261)	(444)
Prepaid expenses, other current and long term assets	(1,540)	(1,961)
Accounts payable, accrued expenses and other long term liabilities	(6,124)	4,596
Payable to Sprint	(2,189)	9,639
Deferred revenue	868	(999)
Net cash flows from operating activities	1,504	15,694
Cash Flows from Investing Activities:
Purchases of property and equipment	(13,061)	(8,643)
Proceeds from disposition of property and equipment	15,845	86
Change in restricted cash	—	(3,417)
Net cash flows from investing activities	2,784	(11,974)
Cash Flows from Financing Activities:
Repayments under senior credit facilities	—	(1,141)
Stock options exercised	499	—
Stock purchases and retirements	(1,626)	—
Debt financing and other	(311)	(1,462)
Net cash flows from financing activities	(1,438)	(2,603)
Net increase in cash and cash equivalents	2,850	1,117
Cash and cash equivalents at beginning of period	57,760	17,654
Cash and cash equivalents at end of period	$60,610	$18,771
Supplemental disclosure of cash flow information- cash paid for interest	$19,028	$8,362
Supplemental disclosure for non-cash investing activities:
Accounts payable incurred for the acquisition of property, equipment and construction in progress	2,338	1,505
Increase in restricted cash from issuance of senior notes	—	165,000

See notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Business and Basis of Presentation

iPCS, Inc. and subsidiaries (collectively, the “Company” or “iPCS”) were created for the purpose of becoming a leading provider of wireless personal communication services (“PCS”). On January 22, 1999, the Company entered into affiliation agreements with Sprint Corporation (“Sprint”) whereby it became a PCS affiliate of Sprint (a “PCS Affiliate of Sprint”) with the exclusive right to sell Sprint PCS products and services in its territories which includes approximately 7.8 million residents as of June 30, 2005. On November 30, 2001, AirGate PCS, Inc. (“AirGate”), a PCS Affiliate of Sprint providing service in North Carolina, South Carolina, and Georgia, acquired iPCS in a tax-free stock transaction. iPCS was designated as an unrestricted subsidiary of AirGate and both companies operated as separate business entities. Due to restrictions in AirGate’s indenture governing its outstanding notes, AirGate was not permitted to provide funding or financial support to iPCS. On February 23, 2003, the Company and its subsidiaries filed for Chapter 11 bankruptcy protection (the “Filing”) in the United States Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”) (see Note 3). On March 31, 2004, the Company and its subsidiaries filed its Joint Plan of Reorganization (the “Plan of Reorganization”) with the Bankruptcy Court and subsequently amended it on April 16, 2004 and May 25, 2004. On July 9, 2004, the Plan of Reorganization was approved by the Bankruptcy Court and was declared effective on July 20, 2004.  On March 17, 2005, the Company entered into an agreement and Plan of Merger with Horizon PCS, Inc. (see Note 15).

The unaudited condensed consolidated financial statements included herein include the accounts of iPCS, Inc. and its subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the Company adopted fresh-start accounting as of July 1, 2004, and the Company’s emergence from Chapter 11 resulted in a new reporting entity. The periods as of and prior to July 1, 2004 have been designated “Predecessor Company” and the periods subsequent to July 1, 2004 have been designated as “Successor Company.” Under fresh-start accounting, the reorganization equity value of the Company was allocated to the assets and liabilities based on their respective fair values and was in conformity with SFAS No. 141 “Business Combinations.” As a result of the implementation of fresh-start accounting, the financial statements of the Company after the effective date are not comparable to the Company’s financial statements for prior periods. The unaudited consolidated balance sheet as of June 30, 2005, the unaudited consolidated statements of operations for the three months and nine months ended June 30, 2005 and 2004, the unaudited consolidated statements of cash flows for the nine months ended June 30, 2005 and 2004 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K which includes information and disclosures not presented herein.  All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company.  The results of operations for the three months and nine months ended June 30, 2005, are not indicative of the results that may be expected for the full fiscal 2005.

The wireless market is characterized by significant risks as a result of rapid changes in technology, increasing competition and the cost associated with continued upgrades to, and maintenance of, the portion of the Sprint PCS network in our territory. The Company’s continuing operations are dependent upon Sprint’s ability to perform its obligations under the Sprint Agreements. In addition, the Company must be able to attract and maintain a sufficient customer base and achieve satisfactory growth while successfully managing operations to generate enough cash from operations to meet future obligations. Changes in technology, increased competition, or the inability to obtain required financing or achieve break-even operating cash flow, among other factors, could have an adverse effect on the Company’s financial position and results of operations.  Subject to the Company’s ability to manage subscriber growth and achieve operating efficiencies, cash and cash equivalents, combined with cash flows from operations, are expected to be sufficient to fund any operating losses and meet working capital needs, capital expenditure needs and debt service requirements for the next twelve months.

(2)  Summary of Significant Accounting Policies

Loss Per Share:

Basic and diluted loss per share for the Successor Company are calculated by dividing the net loss available to common stockholders by the weighted average number of shares of common stock of the Company. Pursuant to the Company’s Plan of Reorganization, 8.8 million shares have been distributed to claimants from the effective date of the Plan of Reorganization through June 30, 2005.  All remaining claims were settled by June 30, 2005 and the remaining 0.2 million shares held in reserve were distributed in July 2005. The full nine million shares were used in the calculation of weighted average shares. The calculation was made in accordance with SFAS No. 128, “Earnings Per Share.” The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed exercise of stock options is antidilutive. Per share information is not presented for the Predecessor Company as it is not meaningful.

Potential common shares excluded from the loss per share computations totaled 578,250 stock options because they were antidilutive.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”  which changes the requirements for the accounting and reporting of a change in accounting principle.  SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3 and eliminates the requirement to include the cumulative effect of changes in accounting principle in the current period of change and instead, requires that changes in accounting principle be retrospectively applied.  SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.  The Company does not anticipate that the implementation of SFAS No. 154 will have a material impact on its financial position, results of operations, or cash flows.

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

•                  The Company issued 8.6 million shares of new common stock to the Company’s general unsecured creditors in satisfaction and retirement of their claims as of the effective date.  An additional 0.2 million shares have been distributed subsequent to the effective date through June 30, 2005.  All disputed claims were resolved by June 30, 2005 and the remaining 0.2 million shares held in reserve were issued in July, 2005. The final resolution of the disputed claims resulted in a $3.0 million reduction in intangibles recorded as an adjustment to the value allocated to the assets and liabilities of the Reorganized Company in proportion to their fair values and was in conformity with SFAS No. 141 “Business Combinations.”   An additional 1.0 million shares were reserved for issuance to certain members of the Company’s management, directors and other employees through the Company’s amended and restated 2004 long-term incentive plan.

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

(4)  Reorganization Expense

The following expenses are included in reorganization expense in the consolidated statement of operations for the three months and nine months ended June 30, 2004 (in thousands):

	Predecessor Company
	For the Three Months Ended June 30, 2004	For the Nine Months Ended June 30, 2004
Professional fees and other costs related to the Reorganization	$1,754	$6,458
Costs related to the closing of retail stores and rejecting leases	1,108	1,435
	$2,862	$7,893

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

For both the three and nine months ended June 30, 2005 and the three and nine months ended June 30, 2004, approximately 97% of the Company’s revenue was derived from data provided by Sprint. Of the Company’s cost of service and roaming, approximately 72% and 70% for the three months ended June 30, 2005, and 2004, respectively, was derived from data provided by Sprint.  For the nine months ended June 30, 2005 and 2004, approximately 64% and 65% of cost of service and roaming, respectively, was derived from Sprint data. The Company reviews all charges from Sprint and disputes certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint can charge the Company for certain expenses under the terms of the Sprint agreements.  At June 30, 2005 and September 30, 2004, the Company had approximately $0.1 million in disputed charges.

Amounts relating to the Sprint agreements for the three months and nine months ended June 30, 2005 and 2004 are as follows (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004
Amounts included in the Consolidated Statements of Operations:
Service revenue	$41,307	$37,175	$118,986	$107,097
Roaming revenue	$16,520	$13,391	$46,790	$34,393
Cost of service and roaming:
Roaming	$11,084	$8,923	$31,096	$22,932
Customer service	5,840	5,215	16,820	12,897
Affiliation fees	3,292	3,054	9,432	8,685
Long distance	1,717	1,796	4,838	5,946
Other	965	(238)	2,368	3,326
Total cost of service and roaming	$22,898	$18,750	$64,554	$53,786
Cost of equipment	$6,064	$3,971	$17,941	$12,801
Selling and marketing	$1,801	$3,509	$7,342	$8,792

	Successor Company	Successor Company
	June 30, 2005	September 30, 2004
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$13,427	$13,264
Inventories	1,571	1,310
Payable to Sprint	22,215	24,404

(6)         Property and Equipment

Property and equipment consists of the following at June 30, 2005 and September 30, 2004 (in thousands):

	Successor Company	Successor Company
	June 30, 2005	September 30, 2004
Network assets	$132,180	$134,552
Computer equipment	1,219	874
Furniture, fixtures, and office equipment	4,050	2,935
Vehicles	358	530
Construction in progress	1,790	4,830
Total property and equipment	139,597	143,721
Less accumulated depreciation and amortization	(44,584)	(8,790)
Total property and equipment, net	$95,013	$134,931

On July 1, 2004, as a result of the Company’s reorganization and in accordance with fresh-start accounting under SOP 90-7, the Company reduced its property and equipment by $8.7 million to their estimated fair values.  No additional impairment was necessary at September 30, 2004.

The Company’s decision to replace the Lucent equipment in its Michigan markets with Nortel equipment (see Note 13) will result in retiring existing assets before the end of their estimated useful life.  Upon determination of the schedule to replace the Lucent equipment, the estimated useful life was reduced to the remaining number of months such assets will be in use prior to being replaced, which resulted in accelerating depreciation.   On April 5, 2005, the Company signed an agreement with Teltech Communications, L.L.C. (“Teltech”) to sell the Company’s Lucent equipment for approximately $4.3 million which also adjusted the salvage value of the equipment. The effect of both of these changes increased depreciation expense approximately $6.8 million and $13.6 million for the three months and nine months ended June 30, 2005, respectively, and at June 30, 2005, the Lucent assets were fully depreciated.

Under the agreement with Teltech, an initial down payment totaling approximately $0.9 million was received in April 2005 and the remainder of the amount owed will be paid in installments, but no later than July 1, 2006.

(7)  Intangible Assets

On July 1, 2004, as a result of the Company’s reorganization and in accordance with fresh-start accounting under SOP 90-7, the Company revalued its assets to their estimated fair values. With the implementation of fresh-start accounting, the Company recorded intangible assets of $19.8 million relating to the fair value of the customer base and $62.1 million relating to the fair value of the right to provide service under the Sprint agreements. The resolution of the final outstanding claims in June 2005, resulted in a decrease to the customer base and the right to provide service under the Sprint agreements of $0.7 million, and $2.3 million, respectively.  The customer base is being amortized over the estimated average life of a customer, or 30 months. The right to provide service under the Sprint agreements is being amortized over the remaining term of the agreement or 14.5 years.

The amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at June 30, 2005 and September 30, 2004 are as follows (in thousands):

	Successor Company
	June 30, 2005
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Right to provide service under the Sprint agreements	174 months	$59,863	$(4,128)	$55,735
Customer base	30 months	19,064	(7,626)	11,438
		$78,927	$(11,754)	$67,173

	Successor Company
	September 30, 2004
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Right to provide service under the Sprint agreements	174 months	$62,127	$(1,072)	$61,055
Customer base	30 months	19,785	(1,979)	17,806
		$81,912	$(3,051)	$78,861

The amortization of intangible assets for the three months and nine months ended June 30, 2005 was $2.6 million and $8.7 million, respectively.  There was no amortization expense during the three months or nine months ended June 30, 2004.  Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year Ended September 30,
2005	$11,642
2006	11,754
2007	6,035
2008	4,129
2009	4,129
Thereafter	38,187
Total	$75,876

(8)  Long-Term Debt

Long-term debt consists of the following at June 30, 2005 and September 30, 2004 (in thousands):

	Successor Company	Successor Company
	June 30, 2005	September 30, 2004
Senior notes due 2012	$165,000	$165,000
Capital lease obligations	401	407
Total long-term debt and capital lease obligations	165,401	165,407
Less: current portion	9	7
Long-term debt and capital lease obligations, excluding current maturities	$165,392	$165,400

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

(9)  Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three months and nine months ended June 30, 2005 and 2004 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception.

(10)  Stock Compensation

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee and director stock options. Compensation expense is determined as the excess of the fair value of the Company’s common stock at date of grant over the exercise price. On July 15, 2004, the Company’s board of directors approved the

2004 long-term incentive plan, as provided under the Plan of Reorganization (see Note 3) which plan was amended and restated in January 2005. Under the Amended and Restated 2004 Long-Term Incentive Plan (the “Plan”), the Company may grant to employees, directors and consultants of the Company incentive and non-qualified stock options, stock appreciation rights (SARs), restricted and unrestricted stock awards and cash incentive awards. The maximum number of shares of stock that may be awarded to participants is one million. Up to 500,000 shares may be issued in conjunction with awards other than options and SARs.  On May 5, 2005, the Board of Directors of the Company approved an amendment to the Plan and recommended that the stockholders of the Company vote to approve the Plan at the annual meeting on June 30, 2005.  The stockholders approved the Plan on June 30, 2005.  The amendment provides for the reservation of an additional 250,000 shares of the Company’s common stock that may be issued under the Plan.

If compensation expense for the stock option grants had been determined on fair value at the grant date consistent with the requirements of SFAS No. 123, the Company’s net loss and net loss per common share would have been the pro forma amounts below:

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net loss (in thousands):
As reported	$(12,525)	$(34,677)
Plus non-cash stock compensation in accordance with SFAS No. 123	(351)	(1,053)
Pro forma	$(12,876)	$(35,730)
Basic and diluted loss per common share:
As reported	$(1.35)	$(3.74)
Pro forma	$(1.39)	$(3.86)

In connection with the Company’s merger with Horizon PCS (see Note 15) Mr. Gaffney resigned from the Company’s board of directors on June 30, 2005.  Effective as of such date, the Company amended Mr. Gaffney’s stock option award agreement to extend the termination date of his options from 90 days to 210 days post-resignation.  As a result of this amendment, the Company recorded additional non-cash stock compensation expense of approximately $0.4 million for the three months ended June 30, 2005. The amount of non-cash stock compensation expense was calculated using the intrinsic value method.

As part of the Company’s reorganization (see Note 3), the Company awarded Mr. Yager, the Company’s former chief restructuring officer and current chief executive officer, 250,000 stock and stock unit awards as consideration for facilitating the Company’s emergence from bankruptcy.  Per the terms of this award agreement Mr. Yager was allowed to surrender shares to the Company as repayment for his withholding obligations.  During the three months ended June 30, 2005, the Company’s CEO surrendered approximately 46,000 shares as payment for his tax withholding obligations of approximately $1.6 million related to the remaining 125,000 shares not yet received by Mr. Yager.

There were no outstanding stock options during the three months or nine months ended June 30, 2004.

(11)  Related Party Transactions

Prior to the Company’s Chapter 11 filing, and at the request of the senior lenders and the majority holders of the then existing senior discount notes, on January 27, 2003, the Company signed a restructuring management services agreement with YMS Management, L.L.C.  (“YMS”) to perform restructuring management services for the Company and to appoint a Chief Restructuring Officer (“CRO”). The Company appointed Timothy M. Yager as CRO at the time the agreement was signed. Under terms of this agreement, YMS received a weekly fee of $15,000, reimbursement of reasonable administrative expenses plus a success fee, as defined in the agreement. During the three months and nine months ended June 30, 2004, the Company incurred expenses of $0.2 million and $0.6 million, respectively, to YMS.  Effective July 20, 2004, the agreement between YMS and the Company was terminated.

(12)           Tower Sales

On September 4, 2004, the Company signed an agreement with TCP Communications, LLC (“TCP”) whereby the Company agreed to sell up to 92 of its owned towers to TCP. The towers are priced individually and the sale of all 92 towers would provide the Company with gross proceeds of approximately $16.5 million. After the sale, the Company will lease space on the towers sold to TCP at rates and terms consistent with that of the Company’s existing leases. The transaction is subject to exclusion of towers by TCP based on its due diligence and other customer closing conditions. On April 27, 2005, TCP notified the Company that it had elected to exclude 16 towers based on its due diligence and other customary closing conditions.

On November 9, 2004, December 29, 2004, and June 14, 2005, the Company sold 51, 17 and 8 towers, respectively, to TCP for proceeds, net of broker’s fees, totaling approximately $13.6 million.  Because the cost basis of these towers was adjusted to fair value as part of fresh-start accounting, no gain or loss on the sales was recorded.

On May 25, 2005, the Company signed an agreement with Global Tower, LLC, whereby the Company agreed to sell its remaining 16 owned towers to Global Tower.  The selling price for all 16 towers is approximately $2.8 million, but will be paid on a per tower basis with each closing.  After the sale, the Company will lease space on the towers sold to Global Towers at rates and terms consistent with that of its existing leases.  On June 29, 2005, the Company sold 10 towers to Global Tower for approximately $1.7 million.

(13)  Commitments and Contingencies

Commitments

On November 22, 2004, the Company signed a letter of agreement with Nortel Networks to replace the Company’s Lucent network equipment currently deployed in its Michigan markets with Nortel equipment including one switch, 232 base stations and various additional capacity and network equipment. Under the terms of the agreement, the Company has agreed to purchase equipment totaling approximately $15.2 million and will receive special pricing on future purchases through December 31, 2007.  As of June 30, 2005, the Company had purchased approximately $9.1 million of network equipment under the agreement.

Litigation

On October 1, 2003, AT&T filed an administrative proof of claim and a pre-petition proof of claim against the Company, both of which claims the Company disputed. In connection with the Company’s Plan of Reorganization, the Company deposited $0.7 million in escrow pending resolution of both of these disputed claims.  On August 31, 2004, AT&T filed a cure claim against the Company, contending that a portion of the amount set forth in the pre-petition proof of claim, and a portion of the amount set forth in the administrative proof of claim were presently due in cash as cure amounts, which the Company also disputed. Also on August 31, 2004, AT&T amended its administrative proof of claim originally filed on October 1, 2003. If all of AT&T’s claims were allowed as valid, AT&T would had a $0.2 million pre-petition claim payable in stock under our Plan of Reorganization, with the remaining claims (both cure and administrative) payable in $6.6 million of cash. Both the administrative and pre-petition claims between AT&T and the Company were consolidated in claims proceedings pending before the Bankruptcy Court. On September 30, 2004, the Company filed a response to the cure claim requesting that the dispute on the cure claim be consolidated with the administrative and pre-petition claim dispute.  On May 27, 2005, the Company resolved its outstanding claim with AT&T for $1.0 million payable in stock for its pre-petition claim and $0.9 million payable in cash for its administrative claim.

(14)  Consolidating Financial Information

The senior notes are fully, unconditionally and joint and severally guaranteed by iPCS Wireless, Inc. and iPCS Equipment, Inc., which are wholly owned subsidiaries of the Company. The following unaudited condensed consolidating financial information as of June 30, 2005 and September 30, 2004 and for the three months and nine months ended June 30, 2005 and 2004 is presented for the Company, iPCS Wireless, Inc. and iPCS Equipment, Inc. (in thousands):

iPCS, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

as of June 30, 2005

	Successor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$60,610	$—	$—	$60,610
Other current assets	145,364	59,837	23,053	(189,748)	38,506
Total current assets	145,364	120,447	23,053	(189,748)	99,116
Property and equipment, net	—	78,552	16,560	(99)	95,013
Intangible assets, net	—	67,173	—	—	67,173
Other noncurrent assets	6,137	1,005	—	—	7,142
Investment in subsidiaries	70,679	—	—	(70,679)	—
Total assets	$222,180	$267,177	$39,613	$(260,526)	$268,444

Current liabilities	$3,514	$232,804	$49	$(189,847)	46,520
Long-term debt	165,000	392	—	—	165,392
Other long-term liabilities	—	2,866	—	—	2,866
Total liabilities	168,514	236,062	49	(189,847)	214,778
Stockholders’ equity (deficiency)	53,666	31,115	39,564	(70,679)	53,666
Total liabilities and stockholders’ equity (deficiency)	$222,180	$267,177	$39,613	$(260,526)	$268,444

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

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2005

	Successor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$59,513	$1,327	$(1,327)	$59,513
Cost of revenues	—	(39,177)	—	1,326	(37,851)
Selling and marketing	—	(9,056)	—	—	(9,056)
General and administrative	(516)	(2,016)	—	—	(2,532)
Depreciation and amortization	—	(16,614)	(1,381)	—	(17,995)
Gain (loss) on disposal of property and equipment	—	(46)	—	5	(41)
Total operating expenses	(516)	(66,909)	(1,381)	1,331	(67,475)
Other, net	(4,968)	(267)	672	—	(4,563)
Loss in subsidiaries	(7,045)	—	—	7,045	—
Net income (loss)	$(12,529)	$(7,663)	$618	$7,049	$(12,525)

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2004

	Predecessor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	iPCS Escrow	Eliminations	iPCS Consolidated
Total revenues	$—	$52,012	$1,271	$—	$(1,271)	$52,012
Cost of revenues	—	(34,563)	(132)	—	1,270	(33,425)
Selling and marketing	—	(8,092)	—	—	—	(8,092)
General and administrative	(38)	(1,536)	(1)	(1)	—	(1,576)
Depreciation and amortization	—	(8,359)	(1,180)	—	—	(9,539)
Gain (loss) on disposal of property and equipment	—	(22)	(11)	—	15	(18)
Reorganization expense	—	(2,855)	(7)	—	—	(2,862)
Total operating expenses	(38)	(55,427)	(1,331)	(1)	1,285	(55,512)
Other, net	7,139	(8,697)	(671)	(3,089)	—	(5,318)
Loss in subsidiaries	(15,933)	—	—	—	15,933	—
Net income (loss)	$(8,832)	$(12,112)	$(731)	$(3,090)	$15,947	$(8,818)

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Nine Months Ended June 30, 2005

	Successor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$170,964	$4,918	$(4,918)	$170,964
Cost of revenues	—	(113,679)	(938)	4,913	(109,704)
Selling and marketing	—	(27,517)	—	—	(27,517)
General and administrative	(891)	(5,584)	(1)	—	(6,476)
Depreciation and amortization	—	(43,674)	(4,180)	—	(47,854)
Gain (loss) on disposal of property and equipment	—	(101)	—	15	(86)
Total operating expenses	(891)	(190,555)	(5,119)	4,928	(191,637)
Other, net	(14,898)	(992)	1,886	—	(14,004)
Loss in subsidiaries	(18,898)	—	—	18,898	—
Net income (loss)	$(34,687)	$(20,583)	$1,685	$18,908	$(34,677)

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Nine Months Ended June 30, 2004

	Predecessor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	iPCS Escrow	Eliminations	iPCS Consolidated
Total revenues	$—	$145,862	$5,582	$—	$(5,582)	$145,862
Cost of revenues	—	(99,437)	(2,165)	—	5,571	(96,031)
Selling and marketing	—	(20,976)	—	—	—	(20,976)
General and administrative	(104)	(3,444)	(1)	(1)	—	(3,550)
Depreciation and amortization	—	(25,085)	(3,511)	—	—	(28,596)
Gain (loss) on disposal of property and equipment	—	(22)	(11)	—	20	(13)
Reorganization expense	(1)	(7,876)	(16)	—	—	(7,893)
Total operating expenses	(105)	(156,840)	(5,704)	(1)	5,591	(157,059)
Other, net	21,494	(26,242)	(2,035)	(3,089)	—	(9,872)
Loss in subsidiaries	(42,467)	—	—	—	42,467	—
Net income (loss)	$(21,078)	$(37,220)	$(2,157)	$(3,090)	$42,476	$(21,069)

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2005

	Successor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Operating activities	$1,549	$551	$(606)	$10	$1,504
Investing activities	—	2,188	606	(10)	2,784
Financing activities	(1,549)	111	—	—	(1,438)
Increase in cash and cash equivalents	—	2,850	—	—	2,850
Cash and cash equivalents at beginning of period	—	57,760	—	—	57,760
Cash and cash equivalents at end of period	$—	$60,610	$—	$—	$60,610

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2004

	Predecessor Company
	iPCS Inc.	iPCS Wireless	iPCS Equipment	iPCS Escrow	Eliminations	iPCS Consolidated
Operating activities	$21,584	$(4,190)	$1,359	$(3,067)	$8	$15,694
Investing activities	—	(4,843)	(3,706)	(3,417)	(8)	(11,974)
Financing activities	(21,584)	9,758	2,739	6,484	—	(2,603)
Decrease in cash or cash equivalents	—	725	392	—	—	1,117
Cash and cash equivalents at beginning of period	—	18,169	(515)	—	—	17,654
Cash and cash equivalents at end of the period	$—	$18,894	$(123)	$—	$—	$18,771

(15)  Subsequent Events

On March 17, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Horizon PCS, Inc., another PCS Affiliate of Sprint (“Horizon PCS”).  Pursuant to the terms of the Merger Agreement, Horizon PCS will be merged with and into iPCS, Inc. with iPCS, Inc. as the surviving corporation.  Horizon PCS stockholders will receive 0.7725 shares of iPCS, Inc. common stock for each share of Horizon PCS common stock they hold, subject to adjustment.  Each outstanding option to purchase shares of Horizon PCS common stock will be converted into an option to purchase a number of shares of iPCS, Inc. common stock equal to the number of shares of Horizon PCS common stock for which such option may be exercised multiplied by 0.7725, at an exercise price equal to the original exercise price divided by 0.7725. Final approval from the shareholders of each of iPCS, Inc. and Horizon PCS was received on June 30, 2005.

On July 1, 2005 (the “Effective Time”), the Company completed its merger with Horizon PCS, Inc. Pursuant to the Merger Agreement, Horizon PCS, in a tax-free stock for stock transaction, merged with and into iPCS, Inc, with iPCS, Inc. surviving the merger. Horizon PCS stockholders received the right to receive an aggregate of 6,962,787 shares of iPCS common stock in exchange for shares of Horizon PCS common stock they held as of the Effective Time.  The outstanding options to purchase shares of Horizon PCS common stock converted into options to purchase an aggregate of 598,962 shares of iPCS common stock at a price of $23.00.

Pursuant to the Merger Agreement, on July 1, 2005, Timothy G. Biltz, Jeffrey W. Jones and Robert A. Katz, each of whom had been a member of the board of directors of Horizon PCS immediately prior to the Merger, joined the iPCS board of directors and Donald L. Bell, Eugene I. Davis and Eric F. Ensor resigned from the iPCS board of directors.

Pursuant to a supplemental indenture, dated as of June 30, 2005, by and between U.S. Bank National Association, as Trustee, and iPCS (the “Supplemental Indenture”), iPCS assumed Horizon PCS’ obligations under the outstanding $125.0 million principal amount of 11 3/8% senior notes due 2012 issued pursuant to the indenture, dated as of July 19, 2004, by and among Horizon PCS Escrow Company, Horizon PCS, certain subsidiary guarantors and U.S. Bank National Association, as Trustee.

On July 15, 2005, iPCS Wireless, Inc., a wholly owned subsidiary of iPCS, Inc., filed a complaint (the “Complaint”) against Sprint, WirelessCo L.P., Sprint Spectrum L.P., SprintCom, Inc. and Sprint Communications Company L.P. in the Circuit Court of Cook County, Illinois.  The Complaint alleges, among other things, that following the consummation of the anticipated merger between Sprint and Nextel Communications, Inc., Sprint will breach its exclusivity and confidentiality obligations under its management agreement, as amended, with the Company (see Note 1) .  The Company seeks, among other things, a temporary restraining order, a preliminary injunction and a permanent injunction enjoining Sprint and those acting in concert with it from engaging in certain conduct post-closing in violation of its management agreement. On July 22, 2005, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, wholly owned subsidiaries of iPCS Inc., filed a substantially similar complaint against Sprint Corporation, WirelessCo L.P., Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company L.P. and Nextel Communications, Inc. in the Court of Chancery of the State of Delaware, New Castle County.

On July 28, 2005, iPCS, Inc. and certain of its wholly owned subsidiaries entered into a Forbearance Agreement (the “Agreement”) with Sprint relating to the complaints filed against Sprint.  The Agreement sets forth the Company’s agreement that neither it nor its subsidiaries will seek certain injunctive relief in the ongoing litigation under certain circumstances and contemplates proceeding directly to trial relating to the Company’s subsidiaries’ request for permanent injunction and other equitable relief.  The Agreement also sets forth Sprint’s agreement relating to certain parameters for the operation of its wireless business in the Company’s territories following the merger involving Sprint and Nextel Communications, Inc., in each case, during the period of time the Agreement remains in effect.

A trial date of December 5, 2005 has been set for the complaint filed by iPCS Wireless, Inc. in the Circuit Court of Cook County, Illinois.   A trial date has not yet been set for the complaint filed by Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements about future events and expectations that are “forward-looking statements.” These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative use of these terms or other comparable terminology. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements include:

•                  statements about the benefits of the merger between us and Horizon PCS, including future financial and operating results.

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

•                  the impact of the merger of Sprint and Nextel and the litigation related thereto filed by the Company’s subsidiaries; and

•                  possible risks associated with compliance with Section 404 of the Sarbanes-Oxley Act.

Business

Overview

We are a PCS affiliate of Sprint, the operator of a 100% digital personal communications service, or PCS, wireless network with licenses to provide voice and data service to the entire United States population using a single frequency band and a single technology. As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services and products under the Sprint brand name in the territory licensed to us by Sprint PCS. We own and are responsible for building, operating and managing the portion of the PCS wireless network of Sprint PCS located in our territory. Our network is designed to offer a seamless connection with the wireless network of Sprint PCS and uses the same technology as Sprint PCS to transmit wireless calls. We have completed the required build-out of our portion of the PCS wireless network of Sprint PCS, although we may elect to build-out additional markets in our territory. We offer national calling plans designed by Sprint PCS, as well as local plans tailored to the markets within our territory. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national retailers (including RadioShack and Best Buy stores) and local third-party distributors.  Our territory consists of 40 markets – known as “basic trading areas” or BTAs – located in Illinois, Michigan, Iowa and eastern Nebraska. Based on the 2000 population counts compiled by the U.S. Census Bureau and adjusted by estimated growth rates from third party proprietary demographic databases, at June 30, 2005, our licensed territory had a total population of approximately 7.8 million residents, of which our wireless network covered approximately 5.9 million residents. At June 30, 2005, we had approximately 271,000 subscribers in all our markets.

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

Our plan of reorganization authorized us to issue ten million shares of our common stock upon our emergence from bankruptcy. On the effective date of our plan of reorganization, we issued 8.6 million shares of common stock to our general unsecured creditors who held undisputed claims, including holders of our then-existing senior discount notes, in satisfaction and retirement of their claims. Accordingly, our former general unsecured creditors are now our principal equity holders.  We also reserved 400,002 shares of our common stock for future issuances to our general unsecured creditors upon resolution of their disputed claims. As of June 30, 2005 all disputed claims were resolved and as of July 29, 2005, the full 9.0 million shares have been distributed.  The remaining one million shares were reserved for issuance to certain members of our management, directors and other employees through our amended and restated 2004 long-term incentive plan.

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

Merger with Horizon PCS, Inc.

On July 1, 2005, we completed our merger with Horizon PCS, another Sprint PCS Affiliate pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 17, 2005, by and between Horizon PCS, Inc. (“Horizon

PCS”). Under the terms of the Merger Agreement, Horizon PCS merged with and into iPCS, Inc. with iPCS, Inc. as the surviving corporation.  Horizon PCS stockholders received 0.7725 shares of our common stock for each share of Horizon PCS common stock they held as of the effective time of the merger. Each outstanding option to purchase shares of Horizon PCS   common stock was converted into an option to purchase a number of shares of our common stock equal to the number of options to purchase shares of Horizon PCS common stock multiplied by 0.7725, at an exercise price equal to the option exercise price divided by 0.7725.

Following the merger, our board of directors consists of seven directors, three designated by us, three designated by Horizon PCS, and Timothy M. Yager, our president and chief executive officer.

Sprint/Nextel Merger

On December 15, 2004, Sprint Corporation and Nextel Communications, Inc. announced that they had signed a merger agreement, pursuant to which they would merge and combine their operations. Nextel Communications, Inc. and an affiliated company, Nextel Partners, Inc., operate wireless telecommunications networks in portions of our service areas.  The merger closed on August 12, 2005.

Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS has granted us certain exclusivity rights within our service areas.  We believe that the operation of the combined company after the merger results in a breach of the exclusivity and confidentiality provisions, among others, of our affiliation agreements with Sprint PCS.  From time to time we have engaged in discussions with Sprint directed toward a modification of our affiliation agreements as a result of the Sprint/Nextel merger.  We do not know whether we will ultimately reach agreement with Sprint on mutually satisfactory terms for a revised affiliation agreement.  It is likely that any such revised affiliation agreement would materially change our business and operations and may result in us making significant payments to lease or acquire network assets and subscribers or to otherwise modify our network and marketing plans.  There is no assurance that we will have adequate funds on hand or the ability to borrow such funds in order to acquire the network assets and subscribers or to otherwise modify our network.  In addition, any borrowing would increase our existing substantial leverage.  The announcement and closing of the Sprint/Nextel merger may give rise to a negative reaction by our existing and potential customers and a diminution in brand recognition or loyalty, which may have an adverse effect on our revenues.  The Sprint/Nextel merger, or any other such business combination involving Sprint, imposes a degree of uncertainty on the future of our business and operations insofar as it may lead to a change in Sprint PCS’ affiliate strategy, which may have an adverse effect on our share price.

On July 15, 2005, iPCS Wireless, Inc., a wholly owned subsidiary of iPCS, Inc., filed a complaint against Sprint Corporation, WirelessCo L.P., Sprint Spectrum, L. P., SprintCom, Inc. and Sprint Communications Company L.P. in the Circuit Court of Cook County, Illinois.  Our complaint alleges, among other things, that following the consummation of the anticipated merger between Sprint and Nextel, Sprint will breach its exclusivity and confidentiality obligations under its management agreement, as amended with us.  Our complaint seeks, among other things, a temporary restraining order, a preliminary injunction and a permanent injunction enjoining Sprint and those acting in concert with it from engaging in certain conduct post-closing in violation of its management agreement.  On July 22, 2005, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, wholly owned subsidiaries of iPCS, Inc., filed a substantially similar complaint against Sprint Corporation, WirelessCo L.P., Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company L.P. and Nextel Communications, Inc. in the Court of Chancery of the State of Delaware, New Castle County.

On July 28, 2005, iPCS, Inc. and certain of our wholly owned subsidiaries entered into a Forbearance Agreement (the “Agreement”) with Sprint relating to the complaints filed against Sprint.  The Agreement sets forth our agreement that our subsidiaries will not seek certain injunctive relief in the ongoing litigation under certain circumstances and contemplates the parties proceeding directly to trial relating to the subsidiaries’ request for permanent injunction and other equitable relief.  The Agreement also sets forth Sprint’s agreement relating to certain parameters for the operation of its wireless business in our territories following the merger involving Sprint and Nextel Communications, Inc., in each case, during the period of time the Agreement remains in effect.

A trial date of December 5, 2005 has been set for the complaint filed by iPCS Wireless, Inc. in the Circuit Court of Cook County, Illinois.  A trial date has not yet been set for the complaint filed by Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC.

Definitions of Operating Metrics

In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we provide certain financial measures that are calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and other measures which are derived from GAAP (“Non-GAAP Financial Measures”) to assess our financial performance. In addition, we use certain non-financial terms that are not measures of financial performance under GAAP. Terms such as subscriber additions and churn are terms used in the wireless telecommunications industry. The Non-GAAP Financial Measures of average revenue per user (“ARPU”) and cost per gross addition (“CPGA”) reflect standard measures of liquidity, profitability or performance commonly used in the wireless telecommunications industry. The non-financial terms and the Non-GAAP Financial Measures reflect wireless telecommunications industry conventions and are commonly used by the investment community for comparability purposes. The Non-GAAP Financial Measures included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are reconciled below in “—Consolidated Results of Operations—Reconciliation of Non-GAAP Financial Measures” and are summarized as follows:

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

Long-lived asset recovery.  Long-lived assets, consisting primarily of property and equipment and intangibles, comprise approximately 60% of our total assets, at June 30, 2005. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to be reduced. In addition, changes in general industry conditions could cause the value of certain of these assets to be reduced. We monitor the appropriateness of the estimated useful lives of these assets on a quarterly basis. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. As part of our reorganization, our assets and liabilities were revalued to their fair value. Estimates and assumptions used in both the estimated useful life and evaluating potential impairment issues require a significant amount of judgment.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which changes the requirements for the accounting and reporting of a change in accounting principle.  SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3 and eliminates the requirement to include the cumulative effect of changes in accounting principle in the current period of change and instead, requires that changes in accounting principle be retrospectively applied.  SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.  The Company does not anticipate that the implementation of SFAS No. 154 will have a material impact on its financial position, results of operations, or cash flows.

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

Consolidated Results of Operations

For the three months ended June 30, 2005 compared to the three months ended June 30, 2004

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

Subscriber Additions.  As of June 30, 2005, we had approximately 271,000 subscribers in all our markets compared to approximately 233,000 as of June 30, 2004.  For the three months ended June 30, 2005, we added approximately 11,800 net subscribers in all our markets compared to approximately 5,600 for the three months ended June 30, 2004.  The increase in subscriber growth can be attributed to the increase in our distribution outlets, primarily from our retail and branded dealers in our territory, and to our increased sales and promotional efforts to attract new subscribers.

Churn.  Churn for the three months ended June 30, 2005, was 2.2% versus 2.4% for the three months ended June 30, 2004.  The lower churn in 2005 was the result of lower voluntary churn in the three months ended June 30, 2005 compared to the prior year.

Average Revenue Per User.  ARPU was $51.91 for the three months ended June 30, 2005 compared to $53.57 for the three months ended June 30, 2004.  The decrease in ARPU is attributable to lower minutes over plan revenue and lower activation fee revenue due to the effects of fresh-start accounting.  These decreases are being partially offset with increased data revenue.  This is discussed in more detail under “Service Revenue” below.

Cost Per Gross Addition.  CPGA was $384 for the three months ended June 30, 2005 compared to $404 for the three months ended June 30, 2004.  The lower CPGA was due to lower national third party handset subsidy and rebate costs offset with higher advertising and promotion costs in the three months ended June 30, 2005 compared to the same three month period in 2004.  The increased advertising and promotion costs related to the opening of two new retail stores and ten exclusive branded dealers in the three months ended June 30, 2005 compared to opening only one retail store and no exclusive branded dealers in the three months ended June 30, 2004.

Revenues.

•      Service Revenue.  Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes over plan, long distance, travel and roaming usage charges, other feature revenues and late payment fee and early cancellation fee revenues. Deductions for billing adjustments and promotional credits are recorded as a reduction to service revenue. For the three months ended June 30, 2005, service revenues totaled $41.3 million compared to $37.2 million for the three months ended June 30, 2004. As a result of a higher number of subscribers, monthly recurring charges increased by $3.9 million from $29.4 in the three months ended June 30, 2004 to $33.3 million in the three months ended June 30, 2005. Our data products continue to gain popularity with our customers and contributed higher revenues of $2.2 million increasing from $2.5 million for the three months ended June 30, 2004 to $4.7 million for the three months ended June 30, 2005.  Offsetting these increases was a decrease in minutes over plan revenue of $0.9 million, which is partially attributable to the increasing popularity of Sprint’s Fair and Flexible plans which eliminate minute overage charges.  In addition, activation fee revenue decreased by  $0.7 million due to the effects of fresh-start accounting where our deferred activation fee revenue was written off in the revaluation of our assets and liabilities.

•      Roaming Revenue.  Roaming revenue is comprised of revenue we receive from Sprint and other wireless subscribers that roam onto our network. We receive revenue on a per minute basis for voice traffic and per kilobyte basis for data traffic when subscribers other than ours use our network. We also receive toll revenue for any roaming long distance calls made on our network. The reciprocal roaming rate arrangement we have with Sprint for inbound and outbound roaming relative to Sprint subscribers was $0.058 per minute for voice charges effective January 1, 2003, and dropped to $0.041 per minute effective January 1, 2004. Effective April 1, 2004, this rate returned to $0.058 per minute.  This rate is effective through December 31, 2006.  For data traffic, this rate was $0.0013 per kilobyte in 2003 and $0.0020 in 2004.  The 2004 rate is also effective through December 31, 2006.  For the three months ended June 30, 2005, roaming revenue from Sprint and the other PCS Affiliates of Sprint totaled $14.9 million compared to $11.8 million for the three months ended June 30, 2004.  The increase in roaming revenue is due primarily to an increase in roaming minutes and increased kilobyte traffic.  As we have seen in our own customer usage, we are also experiencing increased growth in kilobyte data usage from other customers of Sprint and the other PCS affiliates of Sprint.  Roaming minutes and kilobytes from Sprint and the other PCS Affiliates of Sprint for the three months ended June 30, 2005 were 206.6 million and 743.0 million, respectively, compared to 171.1 million and 401.1 million for the three months ended June 30, 2004, respectively.  Roaming revenue from other wireless subscribers including reseller revenue was $1.6 million for both the three months ended June 30, 2005 and June 30, 2004.  We signed our first reseller agreement in April 2004.  Reseller revenues for the three months ended June 30, 2005 was $0.8 million compared to $0.1 million for the three months ended June 30, 2004.  Excluding reseller revenue, the net decrease of $0.6 million of roaming revenue from other wireless subscribers was due to both lower minutes and a lower average per minute rate.  Roaming minutes and the per minute rate for the three months ended June 30, 2005 were 7.6 million and $0.11, respectively.   For the three months ended June 30, 2004, the roaming minutes and per minute rate were 9.8 million and $0.14, respectively.

•      Equipment and Other Revenue.  Equipment revenue is derived from the sale of handsets and accessories to our subscribers from our retail and local distribution channels, net of sales incentives, rebates and an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days after the date of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us; however, when used handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS which is less than what we originally paid for the handset. This return policy changed effective February 1, 2005.  We no longer receive a credit for the returned handset.  Instead, we receive a refurbished handset at a reduced cost. For the three months ended June 30, 2005 and 2004, handset revenues were $1.6 million and $1.3 million, respectively.  The increase in handset revenues for the three months ended June 30, 2005 was due to increased sales for new activations and upgrades for current subscribers.  Other revenues, which consists principally of tower leasing revenue, decreased from $0.2 million for the three months ended June 30, 2004 to $0.1 million for the three months ended June 30, 2005.  The decrease was due to the 86 towers sold since June 30, 2004. After a tower is sold, we no longer receive tower-leasing revenue from it.

Cost of Service and Roaming.  Cost of service and roaming include network operations expense, roaming expense relating to when our subscribers roam either on other Sprint PCS networks or other wireless carriers’ networks, back-office customer services provided by Sprint PCS, the provision for doubtful accounts, long distance expense and the 8% affiliation fee due to Sprint PCS for collected revenues. Network operations expenses include salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost of our subscribers using Sprint and other wireless carriers’ networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under “Roaming Revenue”. Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. For the three months ended June 30, 2005 cost of service and roaming was $31.8 million compared to $29.5 million for the three months ended June 30, 2004.  For the three months ended June 30, 2005 compared to June 30, 2004, roaming expense increased $2.2 million as travel and roaming minutes per subscriber increased from 177 minutes for the three months ended June 30, 2004 to 190 minutes for the three months ended June 30, 2005.  Our fixed CCPU charge to Sprint increased from $5.0 million in the three months ended June 30, 2004 compared to $5.6 million in the three months ended June 30, 2005 because of an increase subscriber base.  For the three months ended June 30, 2005 compared to the three months ended June 30, 2004 equipment upgrade costs increased $0.5 million because of higher costs associated with mail in rebates for upgrades handled through Sprint controlled channels such as Radio Shack and Best Buy. Offsetting these increases were lower network operations expenses of $1.1 million in facilities, transport and toll expense.  These lower costs were the result of savings from rejected agreements and other initiatives we were able to take advantage of through the bankruptcy process.   At June 30, 2005 our network consisted of 690 cell sites and two switches compared to 662 cell sites and two switches at June 30, 2004.

Cost of Equipment.  Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. For the three months ended June 30, 2005, cost of equipment totaled $6.1 million compared to $4.0 million for the three months ended June 30, 2004.  The increase is due primarily to higher gross adds and increased costs for customer upgrades.  The cost of equipment for upgrades totaled $1.4 million in the three months ended June 30, 2005 compared to $0.6 million in the same period in 2004 due mainly to a change in policy for rebates on upgrades.  Prior to the three months ended June 30, 2004,  we switched to mail-in rebates from instant rebates for upgrades.  Mail-in rebates reduce the number of customers that upgrade their phones.  For competitive reasons, we converted back to instant rebates in late 2004 so that during the three months ended June 30, 2005, the number of customers upgrading their phone increased over the same three-month period in 2004.

Selling and Marketing.  Selling and marketing costs include the costs to operate our retail stores, advertising and promotional expenses, commissions and equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint controlled channels. Selling and marketing expense for the three months ended June 30, 2005 was $9.1 million compared to $8.1 million for the three months ended June 30, 2004.    Despite a 22% increase in gross adds in the three months ended June 30, 2005 compared to the three months ended June 30, 2004, costs did not increase proportionately. National third party handset subsidy and rebate costs decreased from $1.3 million in the three months ended June 30, 2004 to $0.2 million in three months ended June 30, 2005 due partially to $0.5 million of credits received from Sprint for incorrectly charged handset return costs and Radio Shack rebate costs.  In addition, in the three months ended June 30, 2005 compared to the same three-month period in 2004 lower average subsidy and return costs for Sprint-controlled channels contributed to this decrease.  Advertising expense increased by $1.1 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 as we expanded our distribution channels in 2005.

General and Administrative.  General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense and other professional expenses. For the three months ended June 30, 2005, general and administrative expenses were $2.2 million compared to $1.6 million in the three months ended June 30, 2004. The increase was due to higher legal, consulting, franchise tax, and other professional fees.  In addition, in the three months ended June 30, 2005, we incurred $0.1 million of planning expenses related to the integration after the Horizon merger.

Reorganization Expense.  Reorganization expenses consist of expenses incurred or accrued as a direct result of our Chapter 11 filing.  Reorganization expenses totaling $2.9 million for the three months ended June 30, 2004 consisted of $1.8 million of professional fees and other reorganization expenses and $1.1 million of costs related to rejected leases and closing stores.  We emerged from bankruptcy in July 2004 and incurred no reorganization expenses in the three months ended June 30, 2005.

Non-Cash Stock Compensation Expense.  For the three months ended June 30, 2005, we recorded $0.4 million of non-cash stock compensation expense.  In connection with the merger with Horizon PCS, Mr. Gaffney resigned from our board of directors on June 30, 2005.  Effective as of this date, we amended Mr. Gaffney’s stock option award agreement to extend the termination date of his options from 90 days to 210 days post-resignation.  As a result of this amendment, we recorded $355,000 of non-cash stock compensation expense related to this modification to his award agreement.  The remaining non-cash stock compensation expense in the three months ended June 30, 2005 related to the restricted stock grants to employees under our long-term incentive plan. Non-cash stock compensation expense for the three months ended June 30, 2004 was zero.

Depreciation and Amortization.  For the three months ended June 30, 2005,depreciation expense totaled $15.4 million compared to $9.5 million for the three months ended June 30, 2004.  The increase in depreciation expense in the three months ended June 30, 2005 was the result of accelerating depreciation expense due to a reduction in the estimated economic useful life of Lucent network equipment.  We signed an agreement with Nortel Networks to replace the existing Lucent network equipment in our Michigan markets in late 2004.  The effect of this change increased depreciation expense approximately $6.8 million for the three months ended June 30, 2005.  Amortization of intangibles totaled $2.6 million and $0 for the three months ended June 30, 2005 and 2004, respectively.  As a result of fresh-start accounting, all our assets were revalued and we recorded $78.9 million of new intangibles that are being amortized over their remaining lives.  For the three months ended June 30, 2004, the remaining value of our intangible assets at that time were fully amortized.

Interest Income.  Interest income totaled $0.4 million for the three months ended June 30, 2005 compared to $0.2 million for the three months ended June 30, 2004.  The increase was due to a higher cash balance after the receipt of the net proceeds from the senior notes offering completed in April 2004.

Interest Expense.  For the three months ended June 30, 2005 interest expense was $5.0 million compared to $5.5 million for the three months ended June 30, 2004.  Interest expense in the three months ended June 30, 2005 related to the 11.5% interest on the $165.0 million in aggregate principal amount of senior notes issued in April 2004.  For the three months ended June 30, 2004, we incurred interest expense on our then outstanding senior credit facility at the prime interest rate under the Bankruptcy Court’s cash collateral order.  In addition we incurred interest expense on the new senior notes issued in April 2004.

Net Loss.  Net loss for the three months ended June 30, 2005 was $12.5 million compared to the net loss for the three months ended June 30, 2004 of $8.8 million. The increase of $3.7 million in our net loss was due to higher depreciation and amortization expense of $8.5 million and increased cost of service and cost of equipment of $2.3 million and $2.1 million, respectively.  These increases in costs were offset with higher revenue of $7.5 million.  In addition, in the three months ended June 30, 2005, there was no reorganization expense compared to $2.9 million recorded in the three months ended June 30, 2004.

For the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004

Subscriber Additions.  As of June 30, 2005, we had approximately 271,000 subscribers in all our markets compared to approximately 233,000 as of June 30, 2004.  For the nine months ended June 30, 2005, we added approximately 30,500 net subscribers in all our markets compared to approximately 12,900 for the nine months ended June 30, 2004.  The increase in subscriber growth can be attributed to the increase in our distribution outlets, primarily from our retail and branded dealers in our territory and to our increased sales and promotional efforts to attract new subscribers.

Churn.  Churn for the nine months ended June 30, 2005 and June 30, 2004 was 2.6% and 2.7%, respectively.

Average Revenue Per User.  ARPU was $51.99 for the nine months ended June 30, 2005 compared to $53.04 for the nine months ended June 30, 2004.  The decrease in ARPU is due to lower minutes over plan revenue and activation fee revenue offset with increased monthly recurring revenue and data revenue.  This is discussed in more detail under “Service Revenue” below.

Cost Per Gross Addition.  CPGA was $383 for the nine months ended June 30, 2005 compared to $378 for the nine months ended June 30, 2004.  Advertising and promotion costs increased by approximately $24 per gross add due to an increased sales and promotional effort.  This effort included the costs of opening eight new retail stores and forty-two branded dealers since June 30, 2004.  Reduced commission costs of approximately $18 per gross add offset the increases in advertising and promotion costs.

Revenues.

•      Service Revenue.  For the nine months ended June 30, 2005, service revenues totaled $119.0 million compared to $107.1 million for the nine months ended June 30, 2004. As a result of both more subscribers and more subscribers activating or converting to service plans with more minutes at a higher monthly recurring charge, our service revenue derived from minutes over plan decreased $2.0 million, but was offset with higher monthly recurring charges of $11.8 million. Also offsetting the monthly recurring revenue increase was a drop in activation fee revenue of $2.5 million due to the effects of fresh-start accounting where our deferred activation fee revenue was written off in the revaluation of our assets and liabilities.  In addition, because the usage of our data products continues to gain popularity with our subscriber base, data revenue of $12.5 million for the nine months ended June 30, 2005 was $6.7 million higher than for the nine months ended June 30, 2004.

•      Roaming Revenue.   For the nine months ended June 30, 2005, roaming revenue from Sprint and the other PCS Affiliates of Sprint totaled $42.2 million compared to $29.7 million for the nine months ended June 30, 2004. The increase in roaming revenue from Sprint and the other PCS Affiliates of Sprint is due primarily to an increase in roaming minutes at the favorable rate of $0.058 per minute for all of the nine months ended June 30, 2005 versus $0.041 for six of the nine months ended June 30, 2004, coupled with increased kilobyte traffic.  As we have seen in our own customer usage, we are also experiencing increased growth in kilobyte data usage from other customers of Sprint and the other PCS affiliates of Sprint.  Roaming minutes and kilobytes from Sprint and the other PCS affiliates of Sprint for the nine months ended June 30, 2005 were 592.9 million and 1.8 billion, respectively, compared to 466.4 million and 940.0 million for the nine months ended June 30, 2004, respectively.  Roaming revenue from other wireless subscribers including reseller revenue was $4.6 million and $4.7 million for the nine months ended June 30, 2005 and June 30, 2004, respectively.    Reseller revenue for the nine months ended June 30, 2005 was $1.7 million compared to $0.1 million for the nine months ended June 30, 2004.  We signed our first reseller agreement in April 2004; therefore, there was very little reseller revenue in the nine months ended June 30, 2004. Excluding reseller revenue, the net decrease of $1.7 million of roaming revenue from other wireless subscribers was due to both lower minutes and a lower average per minute rate.  Roaming minutes and the per minute rate for the nine months ended June 30, 2005 were 24.0 million and $0.12, respectively.  For the nine months ended June 30, 2004, the roaming minutes and per minute rate were 32.6 million and $0.14, respectively.

•      Equipment and Other Revenue.  For the nine months ended June 30, 2005 and 2004, handset revenues were $5.0 million and $3.8 million, respectively.   Other revenues were $0.2 million and $0.4 million for the nine months ended June 30, 2005 and 2004, respectively.  The increase in handset revenues for the nine months ended June 30, 2005 was due to increased sales for new activations and upgrades for current subscribers.  Other revenues, which consist principally of tower leasing revenue, decreased from $0.4 million for the nine months ended June 30, 2004 to $0.2 million for the nine months ended June 30, 2005.  The decrease was due to the 86 towers sold since June 30, 2004. After a tower is sold, we no longer receive tower-leasing revenue from it.

Cost of Service and Roaming.  For the nine months ended June 30, 2005 cost of service and roaming was $91.8 million compared to $83.2 million for the nine months ended June 30, 2004.  For the nine months ended June 30, 2005 compared to June 30, 2004, roaming expense increased $8.2 million due to the change in the rate mentioned above under “Roaming Revenue” coupled with a higher subscriber base and higher usage.  Travel and roaming minutes per subscriber increased from 167 minutes for the nine months ended June 30, 2004 to 186 minutes for the nine months ended June 30, 2005.  Sprint related back office charges increased by $2.8 million due to a higher subscriber base.  Bad debt expense increased $0.9 million due to lower recoveries and a slight increase in our sub-prime subscriber base from June 30, 2004 to June 30, 2005.  Offsetting these increases were lower network operations expenses of $3.1 million in facilities, transport and toll expense.  These lower costs were the result of savings from rejected agreements and other initiatives we were able to take advantage of through the bankruptcy process.

Cost of Equipment.  For the nine months ended June 30, 2005, cost of equipment totaled $17.9 million compared to $12.8 million for the nine months ended June 30, 2004.  The increase in 2005 is due primarily to higher gross adds.

Selling and Marketing  Selling and marketing expense for the nine months ended June 30, 2005 was $27.5 million compared to $21.0 million for the nine months ended June 30, 2004. As part of our plan to grow our subscriber base once we emerged from bankruptcy in July 2004, we increased employee and store-related costs by $2.2 million to increase our distribution channels.  Since June 30, 2004, we opened eight new retail stores and forty-two branded dealers which contributed to 30% higher gross adds in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. To drive the increase in gross adds, advertising and promotional expenses increased by $3.8 million for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004.

General and Administrative.  For the nine months ended June 30, 2005, general and administrative expenses were $6.1 million compared to $3.6 million in the nine months ended June 30, 2004. Salary and benefit expenses increased $0.8 million in the nine months ended June 30, 2005 compared to the same period in 2004, as the company expanded its senior management team after emerging from bankruptcy in July 2004.  In the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004, we incurred higher legal expenses of $0.6 million, higher audit, tax, and other professional fees of $0.6 million, and increased board member expenses of $0.2 million.  All of these expenses are related to our emergence from bankruptcy in July 2004, and operating as   a public company. In addition, in the three months ended June 30, 2005, we incurred $0.1 million of planning expenses related to the integration after the Horizon merger.

Reorganization Expense.  In the nine months ended June 30, 2004, we incurred $6.5 million in professional fees related to our reorganization and $1.4 million costs related to store closings and rejected leases.  We emerged from bankruptcy in July 2004 and incurred no reorganization expenses in the nine months ended June 30, 2005.

Non-Cash Stock Compensation Expense.  For the nine months ended June 30, 2005, we recorded $0.4 million of non-cash stock compensation expense. In connection with the merger with Horizon PCS, Mr. Gaffney resigned from our board of directors on June 30, 2005.  Effective as of this date, we amended Mr. Gaffney’s stock option award agreement to extend the termination date of his options from 90 days to 210 days post-resignation.  As a result of this amendment, we recorded $355,000 of non-cash stock compensation expense related to this modification to his award agreement.   The remaining non-cash stock compensation in the nine months ended June 30, 2005 related to the restricted stock grants to employees under our long-term incentive plan. Non-cash stock compensation expense for the three months ended June 30, 2004 was zero.

Depreciation and Amortization.  For the nine months ended June 30, 2005, depreciation expense totaled $39.2 million compared to $28.6 million for the nine months ended June 30, 2004.  The increase in depreciation expense in the nine months ended June 30, 2005 was the result of accelerating depreciation expense due to a reduction in the estimated economic useful life of Lucent network equipment.  We signed an agreement with Nortel Networks to replace the existing Lucent network equipment in our Michigan markets in late 2004.  The effect of this change increased depreciation expense approximately $13.6 million for the nine months ended June 30, 2005. Amortization of intangibles totaled $8.7 million and $0 for the nine months ended June 30, 2005 and 2004, respectively.  As a result of fresh-start accounting, all our assets were revalued and we recorded $78.9 million of new intangibles that are being amortized over their remaining lives.  For the nine months ended June 30, 2004, the remaining value of our intangible assets at that time were fully amortized.

Interest Income.  Interest income totaled $0.9 million for the nine months ended June 30, 2005 compared to $0.3 million for the nine months ended June 30, 2004.  The increase was due to a higher cash balance in 2004 after the receipt of the net proceeds from the senior notes offering completed in April 2004.

Interest Expense.  For the nine months ended June 30, 2005 interest expense was $14.9 million compared to $10.1 million for the nine months ended June 30, 2004.  Higher interest expense in the nine months ended June 30, 2005 related to the 11.5% interest on the $165.0 million in aggregate principal amount of senior notes issued in April 2004.  For the nine months ended June 30, 2004, we incurred interest expense on our then outstanding senior credit facility at the prime interest rate under the Bankruptcy Court’s cash collateral order.  In addition we incurred interest expense on the new senior notes issued in April 2004.

Net Loss.  Net loss for the nine months ended June 30, 2005 was $34.7 million compared to the net loss at June 30, 2004 of $21.1 million.  The increase of $13.6 million in our net loss was due to increased depreciation and amortization expense of $19.3 million, cost of service and roaming of $8.6 million and selling and marketing of $6.5 million. These increased costs were offset with higher revenues of $25.1 million.  In addition, in the nine months ended June 30, 2005, there was no reorganization expense compared to $7.9 million recorded in the nine months ended June 30, 2004.

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

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Nine Months Ended June 30, 2005	For the Nine Months Ended June 30, 2004
ARPU
Service revenue	$41,307	$37,175	$118,986	$107,097
Average subscribers	265,227	231,310	254,303	224,334
ARPU	$51.91	$53.57	$51.99	$53.04

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenues.

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Nine Months Ended June 30, 2005	For the Nine Months Ended June 30, 2004
CPGA
Selling and Marketing:	$9,056	$8,092	$27,517	$20,976
Plus: Activation costs included in cost of service and roaming	(70)	199	(379)	1,070
Plus: Equipment costs, net of cost of upgrades	4,642	3,351	13,972	9,669
Less: Equipment revenue, net of upgrade revenue	(1,248)	(1,118)	(3,647)	(3,179)
CPGA costs	$12,380	$10,524	$37,463	$28,536
Gross adds	32,272	26,045	97,884	75,395
CPGA	$384	$404	$383	$378

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

Liquidity and Capital Resources

As of June 30, 2005, we had $60.6 million in cash and cash equivalents compared to $18.7 million at June 30, 2004.

With our available cash and cash equivalents, and subject to our ability to manage subscriber growth and achieve operating efficiencies, cash and cash equivalents, combined with cash flows from operations, are expected to be sufficient to fund any operating losses and working capital and to meet capital expenditure needs and debt service requirements for the next twelve months.

Net Cash Flows from Operating Activities

For the nine months ended June 30, 2005, cash flows from operations totaled $1.5 million compared to $15.7 million generated for the nine months ended June 30, 2004.  The $14.2 million decrease in 2005 was mainly due to unfavorable working capital effects.  Accounts receivable increased $3.4 million due to the delayed timing of receipts from Sprint at June 30, 2005. Accrued liabilities decreased $7.2 million due to the final settlement of outstanding bankruptcy claims and a semi-annual interest payment in May 2005.   For the nine months ended June 30, 2004, the $15.7 million of cash flows from operating activities was due to decreases in our net losses after adjustments for non-cash items, coupled with favorable changes in working capital of $7.0 million.

Net Cash Flows from Investing Activities

For the nine months ended June 30, 2005, we generated $2.8 million in cash flows from investing activities.  Proceeds generated from the sale of 76 towers to TCP Communications and 10 towers to Global Towers as described below totaled $15.3 million.  In addition, we received $0.5 million in proceeds for an initial shipment of Lucent equipment that was replaced with Nortel equipment purchased under the agreement with Nortel as described below in “Contractual Obligations”. Offsetting these proceeds were capital expenditures totaling $13.1 million, which included $9.1 million for Nortel equipment purchased under this agreement.

For the nine months ended June 30, 2004, cash flows used in investing activities totaled $12.0 million.  Purchases of property and equipment totaled $8.6 million and included in this total was $4.1 million in switch capital expenditures mainly for the purchase and installation of equipment for our switching center at the Davenport, Iowa switch location.  This additional equipment was necessary to add capacity in order to accommodate the movement of cell traffic away from our Gridley, Illinois switch which we decommissioned in June 2004.  In the nine months ended June 30, 2004, we also incurred $2.3 million of capital expenditures to upgrade portions of our network to 1xRTT and we incurred $2.1 million of capital expenditures to add fifteen additional cell sites to our network. Coupled with these capital expenditures, restricted cash increased by $3.4 million as we funded interest for the senior notes through June 30, 2004.

Net Cash Flows from Financing Activities

Net cash used for financing activities for the nine months ended June 30, 2005 totaled $1.4 million and included $1.6 million for the payment of our CEO’s withholding obligations related to his remaining stock unit awards, which payment was made through the return of shares to the Company.  In addition, we incurred $0.3 million for debt financing costs related to the 11.5% senior notes, and received $0.5 million from the exercise of stock options.

For the nine months ended June 30, 2004, cash flows used for financing activities totaled $2.6 and included $1.1 million for principal payments made under the senior secured credit facility in place at that time and $1.5 million of debt financing costs related to the senior notes issued in April 2004.

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

On November 9, 2004 and December 29, 2004, we sold 51 and 17 towers, respectively, to TCP Communications for gross proceeds, net of broker’s fees, totaling approximately $12.8 million.  Because the cost basis of these towers was adjusted to fair value as part of fresh-start accounting, no gain or loss on the sales was recorded.  As of April 27, 2005, TCP notified us that it had elected to exclude 16 towers based on its due diligence and other customary closing conditions.  On June 14, 2005, we sold 8 towers to TCP for approximately $0.8 million.

On May 25, 2005, we signed an agreement with Global Tower, LLC whereby we agreed to sell our remaining 16 owned towers to Global Tower.  The selling price for all 16 towers is approximately $2.8 million, but will be paid on a per tower basis with each closing.  After the sale, we will lease space on the towers sold to Global Towers at rates and terms consistent with that of our existing leases.  On June 29, 2005, we sold 10 towers to Global Tower for approximately $1.7 million.  The remaining installment of tower sales is expected to close by September 30, 2005.

Commitments and Contingencies

On July 15, 2005, iPCS Wireless, Inc., a wholly owned subsidiary of the iPCS Inc., filed a complaint (the “Complaint”) against Sprint, WirelessCo L.P., Sprint Spectrum L.P., SprintCom, Inc. and Sprint Communications Company L.P. in the Circuit Court of Cook County, Illinois.  The Complaint alleges, among other things, that following the consummation of the anticipated merger between Sprint and Nextel Communications, Inc., Sprint will breach its exclusivity obligations under its management agreement , as amended, with the Company.  The Company seeks, among other things, a temporary restraining order, a preliminary injunction and a permanent injunction enjoining Sprint and those acting in concert with it from engaging in certain conduct post-closing in violation of its management agreement. On July 22, 2005, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, wholly owned subsidiaries of iPCS Inc., filed a substantially similar complaint against Sprint Corporation, WirelessCo L.P., Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company L.P. and Nextel Communications, Inc. in the Court of Chancery of the State of Delaware, New Castle County.

On July 28, 2005, iPCS Inc. and certain of its wholly owned subsidiaries entered into a Forbearance Agreement (the “Agreement”) with Sprint relating to the complaints filed against Sprint.  The Agreement sets forth the Company’s agreement that the subsidiaries would not seek certain injunctive relief in the ongoing litigation under certain circumstances and contemplates proceeding directly to a trial relating to the subsidiaries’ request for permanent injunction and other equitable relief.  The Agreement also sets forth Sprint’s agreement relating to certain parameters for the operation of its wireless business in the Company’s territories following the merger involving Sprint and Nextel Communications, Inc., in each case, during the period of time the Agreement remains in effect.

A trial date of December 5, 2005 has been set for the complaint filed by iPCS Wireless, Inc. in the Circuit Court of Cook County, Illinois.   A trial date has not yet been set for the complaint filed by Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC.

On October 1, 2003, AT&T filed an administrative proof of claim and a pre-petition proof of claim against us, both of which claims we dispute. In connection with our plan of reorganization, we deposited $0.7 million in escrow pending resolution of both of these disputed claims.  On August 31, 2004, AT&T filed a cure claim against us, contending that a portion of the amount set forth in the pre-petition proof of claim, and a portion of the amount set forth in the administrative proof of claim are presently due in cash as cure amounts, which we also dispute. Also on August 31, 2004, AT&T amended its administrative proof of claim originally filed on October 1, 2003. If all of AT&T’s claims are allowed as valid, AT&T would have a $0.2 million pre-petition claim payable in stock under our plan of reorganization, with the remaining claims (both cure and administrative) payable in $6.6 million of cash. Both the administrative and pre-petition claims between AT&T and us have been consolidated in claims proceedings pending before the Bankruptcy Court. On September 30, 2004, we filed a response to the cure claim requesting that our dispute on the cure claim be consolidated with the administrative and pre-petition claim dispute.  On May 27, 2005, we settled all claims with AT&T.  As part of the settlement, we agreed to a pre-petition claim of $1.0 million payable in stock, and an administrative claim of $0.9 million payable in cash.

The costs for the services provided by Sprint PCS under our service agreements with Sprint PCS relative to billing, customer care and other back-office functions for the three months ended June 30, 2005 and 2004, totaled approximately $5.8 million and $5.2 million, respectively. For the nine months ended June 30, 2005 and 2004, we incurred approximately $16.8 million and $12.9 million, respectively, for these same services.  Because we incur the majority of these costs on a per subscriber basis which is fixed until the end of December 2006 and after which will be adjusted by Sprint PCS based on a formula related to Sprint PCS’ costs to provide the services, we expect the aggregate cost for such services to increase as the number of our subscribers increases after December 2006. Sprint PCS may terminate any service provided under such agreements upon nine months’ prior written notice, but if we would like to continue receiving such service, Sprint PCS has agreed that it will assist us in developing that function internally or locating a third-party vendor that will provide that service. Although Sprint PCS has agreed in such an event to reimburse us for expenses we incur in transitioning to any service internally or to a third-party, if Sprint PCS terminates a service for which we have not developed or are unable to develop a cost-effective alternative, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted. We do not currently have a contingency plan if Sprint PCS terminates a service we currently receive from it.

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

(1)           Does not include interest payment obligations at a fixed interest rate of 11.5%, or $18,975 per year.

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

Nortel Networks Equipment Agreement

On November 22, 2004, we signed a letter of agreement with Nortel Networks to replace our Lucent network equipment currently deployed in our Michigan markets with Nortel equipment including one switch, 232 base stations, various additional capacity growth and network equipment. Under the terms of the agreement, we have agreed to purchase equipment totaling $15.2 million and will receive special pricing on future purchases through December 31, 2007.  Through June 30, 2005, we have purchased approximately $9.1 million of equipment under this agreement.

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

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

During 2003 and into 2004 we experienced overall declining net subscriber growth compared to previous periods. We believe this trend was attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry as well as the implementation of a tighter credit policy that decreased the number of sub-prime activations. In addition, as a means to conserve cash in 2003, we closed 15 company-owned retail stores and cancelled 21 agreements with local third party distributors, thereby reducing our retail presence in a number of our markets.  We have seen improvements in our net subscriber growth in our last five quarters; however, we still incur net losses to acquire new subscribers.  As we seek to accelerate our subscriber growth, we will incur significant upfront subscriber acquisition expenses (including the customer handset subsidy, commissions and promotional expenses) that initially will result in increased losses and reduced levels of cash flows from operating activities as compared to our most recent prior periods. Alternatively, we may not be able to sustain our planned growth in subscribers or obtain sufficient revenue to achieve and sustain profitability. Net subscriber growth was approximately 30,500 subscribers in all our markets for the nine months ended June 30, 2005. For the nine months ended June 30, 2004 we added approximately 12,900 net subscribers in all our markets.  If we are not able to achieve our planned subscriber growth, it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve positive free cash flow, which in turn will have a negative effect on capital resources. In addition, to the extent our subscriber growth includes a higher percentage of sub-prime credit subscribers, our churn and bad debt expense may increase.

We may continue to experience higher costs to acquire subscribers. For the nine months ended June 30, 2005, our CPGA was $383 per activation compared to $378 per activation for the period ended June 30, 2004.  To accelerate our subscriber growth, we are offering more aggressive handset promotions and spending more in advertising to acquire new customers than we did while we were in bankruptcy and trying to conserve cash.  With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

We may experience a higher churn rate. Our average subscriber monthly churn (net of deactivations that take place within 30 days of the activation date) for the nine months ended June 30, 2005 and 2004 was 2.6% and 2.7%, respectively.  In our 2003 fiscal year, our churn rate was the highest we had experienced to date due to a significantly higher number of involuntary deactivations relating to sub-prime credit subscribers. A tighter credit policy implemented in mid-2003 decreased the number of sub-prime activations which helped to reduce churn but it also contributed to the overall smaller subscriber growth than we had experienced in the past. If churn increases over the long-term, we would lose the cash flows attributable to these subscribers and have greater-than-projected losses.

We may incur significant wireless handset subsidy costs for existing subscribers who upgrade to a new handset. As our subscriber base matures and technological innovations occur, more existing subscribers will begin to upgrade to new wireless handsets for which we subsidize the cost to the subscriber. We incurred net upgrade costs of approximately $3.7 million and $3.6 million associated with wireless handset upgrade costs for the nine months ended June 30, 2005 and 2004, respectively. We have limited historical experience regarding the adoption rate for wireless handset upgrades. If more subscribers upgrade to new wireless handsets than we project, near term cash flows would be lower than projected.

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

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended June 30, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II . OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Commitments and Contingencies” of this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005, we issued 131,012 shares of common stock to creditors pursuant to our Plan of Reorganization.  We relied on the exemption from registration under the Securities Act of 1933 provided by Section 1145 of the United States Bankruptcy Code.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on June 30, 2005 the stockholders voted on the following:

1.  The adoption of the Agreement and Plan of Merger, dated as of March 17, 2005, by and between iPCS, Inc. and Horizon PCS, Inc., pursuant to which Horizon PCS, Inc. would merge with and into iPCS, Inc.:

For	Against	Abstain	Broker Non-Votes
6,357,167	-0-	-0-	1,459,759

2.  The adoption of the amendment to our restated certificate of incorporation contemplated by the Agreement and Plan of Merger:

For	Against	Abstain	Broker Non-Votes
6,257,167	-0-	100,000	1,459,759

3.  The election of seven directors to our board of directors:

	For	Withheld
Timothy C. Babich	7,816,926	-0-
Donald L. Bell	7,816,926	-0-
Eugene I. Davis	7,804,363	12,563
Eric F. Ensor	7,816,926	-0-
James F. Gaffney	7,816,926	-0-
Kevin M. Roe	7,816,926	-0-
Timothy M. Yager	7,816,926	-0-

4.  The approval of the iPCS Amended and Restated 2004 Long-Term Incentive Plan, including the reservation of an additional 250,000 shares of common stock that may be issued as awards under the plan:

For	Against	Abstain	Broker Non-Votes
6,072,877	182,222	102,068	1,459,759

5.  The ratification of our audit committee’s selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2005:

For	Against	Abstain	Broker Non-Votes
7,714,858	-0-	102,068	-0-

ITEM 5. OTHER INFORMATION

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
Date: August 15, 2005
	By:	/s/ STEBBINS B. CHANDOR, JR.
Stebbins B. Chandor, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 15, 2005

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1

Agreement and Plan of Merger, dated as of March 17, 2005, by and between iPCS, Inc. and Horizon PCS, Inc. (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by the Registrant with the SEC on March 18, 2005 (SEC File No. 333-32064))

2.2

Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., dated as of May 26, 2004 (Incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4 filed by the Registrant with the SEC on August 5, 2004 (SEC File No. 333-117942))

2.3

Technical Amendment to Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.2 to the registration statement on Form S-4 filed by the Registrant with the SEC on August 5, 2004 (SEC File
No. 333-117942))

2.4

Modification to Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless Inc. and iPCS Equipment, Inc., dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.3 to the registration statement on Form S-4 filed by the Registrant with the SEC on August 5, 2004 (SEC File No. 333-117942))

2.5

Findings of Fact, Conclusions of Law and Order under U.S.C. Section 1129(a) and (b) and Federal Rules of Bankruptcy Procedure 3020 confirming the Second Amended Joint Plan of Reorganization of iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., Debtors and Debtors In Possession, as modified, dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.4 to the registration statement on Form S-4 filed by the Registrant with the SEC on August 5, 2004 (SEC File No. 333-117942))

2.6

Asset Purchase Agreement, dated as of May 12, 2004, by and between Horizon PCS, Inc., Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC and Sprint PCS, Inc. (Incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File No. 333-123383))

2.7

Joint Plan of Reorganization of Horizon PCS, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, dated as of September 20, 2004 (Incorporated by reference to Exhibit 2.2 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File
No. 333-123383))

3.1

Second Restated Certificate of Incorporation of iPCS, Inc. (Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed by the Registrant with the SEC on July 1, 2005 (SEC File No. 333-32064))

3.2	Amended and Restated Bylaws of iPCS, Inc. (Incorporated by reference to Exhibit 3.2 to the current report on Form 8-K filed by the Registrant with the SEC on July 1, 2005 (SEC File No. 333-32064))
3.3

Certificate of Incorporation of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.4 to the registration statement on Form S-4 filed by the Registrant with the SEC on January 8, 2001 (SEC File No. 333-47688))

3.4	Bylaws of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.5 to the registration statement on Form S-4 filed by the Registrant with the SEC on January 8, 2001 (SEC File No. 333-47688))
3.5

Certificate of Incorporation of iPCS Equipment, Inc. (Incorporated by reference to Exhibit 3.6 to the registration statement on Form S-4 filed by the Registrant with the SEC on January 8, 2001 (SEC File No. 333-47688))

3.6	Bylaws of iPCS Equipment, Inc. (Incorporated by reference to Exhibit 3.7 to the registration statement on Form S-4 filed by the Registrant with the SEC on January 8, 2001 (SEC File No. 333-47688))
3.7

Articles of Incorporation of Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 3.7 to the registration statement on Form S-1 filed by the Registrant with the SEC on August 11, 2005 (SEC File
No. 333-117944))

3.8

Bylaws of Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 3.8 to the registration statement on Form S-1 filed by the Registrant with the SEC on August 11, 2005 (SEC File No. 333-117944))

3.9

Articles of Incorporation of Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 3.9 to the registration statement on Form S-1 filed by the Registrant with the SEC on August 11, 2005 (SEC File No. 333-117944))

3.10

Bylaws of Horizon Personal Communications, Inc.  (Incorporated by reference to Exhibit 3.10 to the registration statement on Form S-1 filed by the Registrant with the SEC on August 11, 2005 (SEC File No. 333-117944))

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the registration statement on Form S-1 filed by the Registrant with the SEC on August 5, 2004 (SEC File No. 333-117944))
4.2

Amended and Restated Common Stock Registration Rights Agreement, dated as of June 30, 2005, by and among iPCS, Inc., affiliates of Silver Point Capital, affiliates of AIG Global Investment Corp., the Timothy M. Yager 2001 Trust, Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by the Registrant with the SEC on July 1, 2005 (SEC File
No. 333-32064)

4.3

Indenture dated as of April 30, 2004, by and among, iPCS Escrow Company, iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Registrant with the SEC on August 5, 2004 (SEC File No. 333-117942))

4.4

Indenture, dated as of July 19, 2004, by and among Horizon PCS Escrow Company, Horizon PCS, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 19, 2005 (SEC File No. 333-123383))

4.5

First Supplemental Indenture, dated as of June 30, 2005, by and between U.S. Bank National Association, as Trustee, and iPCS, Inc. (Incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by the Registrant with the SEC on July 1, 2005 (SEC File No. 333-117942))

5.1	Opinion of Mayer, Brown, Rowe & Maw LLP regarding legality of securities being registered (filed as an exhibit to the Registration Statement filed on August 5, 2004)
10.1*

Sprint PCS Management Agreement dated as of January 22, 1999 between WirelessCo, L.P., Sprint Spectrum, L.P., SprintCom, Inc., and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) as amended by Addendum I through Addendum V thereto (Incorporated by reference to Exhibit 10.1 to the registration statement on Form S-4 filed by the Registrant with the SEC on January 9, 2001 (SEC File No. 333-47688))

10.2

Addendum VI to Sprint PCS Management Agreement (Incorporated by reference to Exhibit 10.40 to the annual report on Form 10-K filed by the Registrant with the SEC on March 29, 2001 (SEC File No. 333-32064))

10.3

Addendum VII to Sprint PCS Management Agreement (Incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4 filed by the Registrant with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.4

Addendum VIII to Sprint PCS Management Agreement (Incorporated by reference to Exhibit 10.4 to the registration statement on Form S-4 filed by the Registrant with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.5

Amended and Restated Addendum VIII to Sprint PCS Management Agreement (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Registrant with the SEC on November 4, 2004) (SEC File No. 333-32064))

10.6

Addendum IX to Sprint PCS Management Agreement (Incorporated by reference to Exhibit 10.5 to the registration statement on Form S-4 filed by the Registrant with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.7*

Sprint PCS Services Agreement dated as of January 22, 1999 by and between Sprint Spectrum, L.P. and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) (Incorporated by reference to Exhibits 10.2 to the registration statement on Form S-4 filed by the Registrant with the SEC on January 8, 2001 (SEC File No. 333-47688))

10.8*

Sprint Trademark and Service Mark License Agreement dated as of January 22, 1999 between Sprint Communications Company, L.L.C. and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) (Incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4 filed by the Registrant with the SEC on January 8, 2001 (SEC File No. 333-47688))

10.9*

Sprint Spectrum Trademark and Service Mark License Agreement dated as of January 22, 1999 between Sprint Spectrum L.P. and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) (Incorporated by reference to Exhibit 10.4 to the registration statement on Form S-4 filed by the Registrant with the SEC on January 8, 2001 (SEC File
No. 333-47688))

10.10*

Sprint PCS Management Agreement, dated June 8, 1998, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc. (includes Addenda I, II and III) (Incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File
No. 333-51238))

10.11*

Addendum IV to Sprint PCS Management Agreement, dated as of March 16, 2005, by and between Sprint Spectrum L.P., Sprint Communications Company, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.7.1 to the registrations statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File No. 333-123383))

10.12*

Addendum V to Sprint PCS Management Agreement, dated as of June 1, 2001, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc. (Incorporated herein by reference to Exhibit 10.3.1 to the registration statement on Form 10-12G/A filed by Horizon Telcom, Inc. with the SEC on June 25, 2001 (SEC File No. 000-32617))

10.13

Addendum VI to Sprint PCS Management Agreement, dated as of August 20, 2001, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.3.2 to the current report on Form 8-K filed by Horizon PCS, Inc. with the SEC on August 24, 2001 (SEC File No. 333-51240)

10.14

Addendum VII to Sprint PCS Management Agreement, dated as of June 16, 2004, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.3.4 to the annual report on Form 10-K filed by Horizon PCS, Inc. with the SEC on March 31, 2005 (SEC File No. 333-37516))

10.15

Addendum VIII to Sprint PCS Management Agreement, dated as of March 16, 2005, among Horizon Personal Communications, Inc., SprintCom, Inc., Sprint Spectrum L.P., WirelessCo, L.P., PhillieCo, L.P., APC PCS, LLC and Sprint Communications Company, L.P. (Incorporated by reference to Exhibit 10.3.5 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File No. 333-123383))

10.16*

Sprint PCS Services Agreement, dated as of June 8, 1998, by and between Sprint Spectrum, L.P. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.4 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238))

10.17

Sprint Trademark and Service Mark License Agreement, dated as of June 8, 1998, by and between Sprint Communications Company, L.P. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.5 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238))

10.18

Sprint Spectrum Trademark and Service Mark License Agreement, dated as of June 8, 1998, by and between Sprint Spectrum L.P. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.6 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File
No. 333-51238))

10.19*

Sprint PCS Management Agreement, dated as of October 13, 1999, by and between Sprint Spectrum, L.P., SprintCom, Inc., Wirelessco, L.P. and Bright Personal Communications Services, LLC (includes Addenda I, II and III) (Incorporated by reference to Exhibit 10.7 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238))

10.20

Addendum IV to Sprint PCS Management Agreement, dated as of March 16, 2005, by and between Sprint Spectrum L.P., Sprint Communications Company, L.P. and Bright Personal Communications Services, LLC. (Incorporated by reference to Exhibit 10.7.1 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File No. 333-123383))

10.21*

Sprint PCS Services Agreement, dated as of October 13, 1999, by and between Sprint Spectrum, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.8 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238))

10.22

Sprint Trademark and Service Mark License Agreement, dated as of October 13, 1999, by and between Sprint Communications Company, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.9 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238))

10.23

Sprint Spectrum Trademark and Service Mark License Agreement, dated as of October 13, 1999, between Sprint Spectrum, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File
No. 333-51238))

10.24

Master Lease Agreement dated as of August 31, 2000 between iPCS Wireless, Inc. and Trinity Wireless Towers, Inc. (Incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K filed by the Registrant with the SEC on March 29, 2001) (SEC File No. 333-32064))

10.25

Master Tower Space Reservation and License Agreement dated as of July 20, 2002 by and between American Tower, L.P. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 filed by the Registrant with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.26

Restructuring Management Services Agreement between iPCS, Inc. and YMS Management LLC dated as of January 27, 2003, as amended. (Incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 filed by the Registrant with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.27

iPCS, Inc. Amended and Restated 2004 Long-Term Incentive Plan, (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by the Registrant with the SEC on February 2, 2005) (SEC File No. 333-32064))

10.28

Employment Agreement, dated as of July 20, 2004, by and between Timothy M. Yager and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.13 to the registration statement on Form S-4 filed by the Registrant with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.29

Employment Agreement, dated as of July 20, 2004, by and between Stebbins B. Chandor, Jr. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 filed by the Registrant with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.30

Employment Agreement, dated as of July 20, 2004, by and between Patricia M. Greteman and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4 filed by the Registrant with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.31

Employment Agreement, dated as of July 20, 2004, by and between Craig A. Kinley and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.16 to the registration statement on Form S-4 filed by the Registrant with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.32

Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.17 to the registration statement on Form S-4 filed by the Registrant with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.33

Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to the registration statement on Form S-4 filed by the Registrant with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.34

Form of Director Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.19 to the registration statement on Form S-4 filed by the Registrant with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.35

Timothy M. Yager’s Amended and Restated Stock Unit Agreement, dated as of January 27, 2005 (Incorporated by reference to Exhibit 99.3 to the current report on Form 8-K filed by the Registrant with the SEC on February 2, 2005) (SEC File No. 333-32064))

10.36

Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.21 to the registration statement on Form S-1 filed by the Registrant with the SEC on October 5, 2004 (SEC File No. 333-117944))

10.37

Agreement of Purchase and Sale, dated September 8, 2004, between iPCS Wireless, Inc. and TCP Communications LLC (Incorporated by reference to Exhibit 10.1 to the current report on the Form 8-K filed by the Registrant with the SEC on September 14, 2004) (SEC File No. 333-32064))

10.38

Employment Agreement by and between iPCS Wireless, Inc. and John J. Peterman, dated as of August 24, 2004 (Incorporated by reference to Exhibit 10.1 to the current report on the Form 8-K filed by the Registrant with the SEC on September 14, 2004 (SEC File No. 333-32064))

10.39

Employment Agreement by and between iPCS Wireless, Inc. and Edmund L. Quatmann, Jr. dated as of November 30, 2004 (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Registrant with the SEC on December 3, 2004 (SEC File No. 333-32064))

10.40

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Employing Stockholder version) (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by the Registrant with the SEC on February 2, 2005 (SEC File No. 333-32064))

10.41

Amended and Restated Non-Employee Directors Non-Qualified Stock Option Agreement, dated as of June 30, 2005, by and between iPCS, Inc. and Donald L. Bell (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by the Registrant with the SEC on July 1, 2005 (SEC File No. 333-32064))

10.42

Amended and Restated Non-Employee Directors Non-Qualified Stock Option Agreement, dated as of June 30, 2005, by and between iPCS, Inc. and Eugene I. Davis (Incorporated by reference to Exhibit 99.3 to the current report on Form 8-K filed by the Registrant with the SEC on July 1, 2005 (SEC File No. 333-32064))

10.43

Amended and Restated Non-Employee Directors Non-Qualified Stock Option Agreement, dated as of June 30, 2005, by and between iPCS, Inc. and Eric F. Ensor (Incorporated by reference to Exhibit 99.4 to the current report on
Form 8-K filed by the Registrant with the SEC on July 1, 2005 (SEC File No. 333-32064))

10.44

Amended and Restated Non-Employee Directors Non-Qualified Stock Option Agreement, dated as of June 30, 2005, by and between iPCS, Inc. and James J. Gaffney (Incorporated by reference to Exhibit 99.5 to the current report on
Form 8-K filed by the Registrant with the SEC on July 1, 2005 (SEC File No. 333-32064))

10.45

Horizon PCS, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the annual report on Form 10-K filed by Horizon PCS, Inc. with the SEC on March 31, 2005 (SEC File No. 333-37516))

10.46

Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the Horizon PCS, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K filed by Horizon PCS, Inc. with the SEC on March 31, 2005 (SEC File No. 333-37516))

10.47

Employment Agreement, dated as of October 1, 2004, by and between Horizon PCS, Inc. and Alan G. Morse (Incorporated by reference to Exhibit 10.11 to the annual report on Form 10-K filed by Horizon PCS, Inc. with the SEC on March 31, 2005 (SEC File No. 333-37516))

10.48

Nonqualified Stock Option Agreement, dated as of October 21, 2004, by and between Horizon PCS, Inc. and Alan G. Morse (Incorporated by reference to Exhibit 10.11.1 to the annual report on Form 10-K filed by Horizon PCS, Inc. with the SEC on March 31, 2005 (SEC File No. 333-37516))

10.49

Settlement Agreement and Mutual Release, dated as of March 16, 2005, by and between Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., PhillieCo, L.P., APC PCS, LLC, Sprint Communications Company L.P., Horizon Personal Communications, Inc. Bright Personal Communications Services, LLC and Horizon PCS, Inc. (Incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File No. 333-123383))

10.50*

Site Development Agreement, dated as of August 17, 1999, by and between Horizon Personal Communications, Inc. and SBA Towers, Inc. (Incorporated by reference to Exhibit 10.26 to the registration statement on Form S-4 filed by Horizon PCS with the SEC on December 15, 2000 (SEC File No. 333-51238))

10.51*

Master Site Agreement, dated as of July 1999, by and between SBA Towers, Inc. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.27 to the registration statement on Form S-4 filed by Horizon PCS with the SEC on December 15, 2000 (SEC File No. 333-51238))

10.52

Settlement and Assumption Agreement and Release, dated as of August 31, 2004, by and between Horizon PCS, Inc., Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC, SBA Broadband, Inc., SBA Network Services, Inc., SBA Sites, Inc. and SBA Towers, Inc. (Incorporated by reference to Exhibit 10.27.1 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File
No. 333-123383))

10.53*

Master Design Build Agreement, dated as of August 17, 1999, by and between Horizon Personal Communications, Inc. and SBA Towers, Inc. (Incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238))

10.54*

Master Site Agreement, dated as of October 1, 1999, by and between SBA Towers, Inc. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.29 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238))

10.55*

Master Design Build Agreement, dated as of October 1, 1999, by and between Bright Personal Communications Services, LLC and SBA Towers, Inc. (Incorporated by reference to Exhibit 10.30 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238))

10.56

Lease Agreement, dated as of May 1, 2000, by and between Chillicothe Telephone Company and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.32 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238))

10.57

Settlement Agreement and Mutual Release, dated as of May 12, 2004, by and among Sprint PCS, Inc., Horizon PCS, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.34 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File No. 333-123383))

10.58

1 Settlement Agreement, dated as of June 5, 2004, by and among Horizon Personal Communications, Inc., Horizon PCS, Inc., Virginia PCS Alliance, L.C. and West Virginia PCS Alliance, L.C. (Incorporated by reference to Exhibit 10.35 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File No. 333-123383))

10.59

Employment Agreement by and between iPCS Wireless, Inc. and Alan G. Morse, dated as of August 5, 2005 (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K  filed by the Registrant with the SEC on August 11, 2005 (SEC File No. 333-32064))

10.60

Letter Agreement by and between iPCS Wireless, Inc. and Alan G. Morse, dated August 5, 2005, regarding relocation expenses (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K  filed by the Registrant with the SEC on August 11, 2005 (SEC File No. 333-32064))

10.61

Letter Agreement by and between iPCS, Inc. and Alan G. Morse, dated as of August 5, 2005, regarding amendment to Mr. Morse’s non-qualified stock option agreement (Incorporated by reference to Exhibit 99.3 to the current report on Form 8-K  filed by the Registrant with the SEC on August 11, 2005 (SEC File No. 333-32064))

16.1

KPMG letter, dated as of October 4, 2004, regarding change in independent registered public accounting firm (Incorporated by reference to Exhibit 16.2 to the registration statement on Form S-1 filed by the Registrant with the SEC on October 5, 2004 (SEC File No. 333-117944))

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