Form 10-K
period 2005-09-30
iPCS, INC
filed 2005-12-23
CIK 1108727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2005
Or
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
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share closing price on the Pink Sheets LLC as of March 31, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $130.1 million. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors as of March 31, 2005.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

As of December 16, 2005, there were 16,654,935 shares of common stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference

None

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS

This annual report contains statements about future events and expectations that are “forward-looking statements.” These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative use of these terms or other comparable terminology. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements include:

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

•       the impact and outcome of our litigation against Sprint, Nextel and Sprint PCS, as well as the impact and outcome of the other litigation involving Sprint, Sprint PCS, various other PCS Affiliates of Sprint, and Nextel Partners;

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

•       changes in government regulation;

•       future acquisitions;

•       the competitiveness and impact of Sprint PCS’s pricing plans and PCS products and services on us;

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

•       availability of an adequate supply of subscriber equipment to Sprint PCS and to us specifically;

•       risks related to future growth and expansion, including subscriber growth;

•       general economic and business conditions; and

•       effects of mergers and consolidations within the wireless telecommunications industry, particularly business combinations involving Sprint Nextel or affiliates of Sprint Nextel, and unexpected announcements or developments from others in the wireless telecommunications industry.

PART I

ITEM 1.   BUSINESS

As used in this annual report on Form 10-K, unless the context otherwise requires: (i) “Sprint PCS” refers to the affiliated entities of Sprint Nextel Corporation that are party to our affiliation agreements; (ii) “Sprint” refers to Sprint Nextel Corporation and its affiliates; (iii) a “PCS Affiliate of Sprint” is an entity whose sole or predominant business is operating (directly or through one or more subsidiaries) a personal communications service business pursuant to affiliation agreements with Sprint Spectrum L.P. and/or its affiliates or their successors; (iv) “Sprint PCS products and services” refers to digital wireless personal communications services, including wireless voice and data services, and related retail products, including handsets, in any case, offered under the Sprint brand name; and (v) “our subscribers” refers to Sprint PCS subscribers who reside in our territory, excluding reseller subscribers.

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

This annual report on Form 10-K contains trademarks, service marks and trade names of companies and organizations other than us. Other than with respect to Sprint PCS, our use or display of other parties’ trade names, trademarks or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, the trade name or trademark owners.

General

We are a holding company that operates as a PCS Affiliate of Sprint through the following wholly owned subsidiaries:

•       iPCS Wireless, Inc.

•       Horizon Personal Communications, Inc.

•       Bright Personal Communications Services, LLC

Each of these subsidiaries is a party to separate affiliation agreements with Sprint PCS. Sprint operates a 100% digital personal communications service, or PCS, wireless network with licenses to provide voice and data service to the entire United States population using a single frequency band and a single technology. As a PCS Affiliate of Sprint, we sell Sprint PCS products and services through distribution outlets located in our territory, which outlets are comprised of our own retail stores, exclusive co-branded dealers, major national distributors, including RadioShack and Best Buy, and local third-party distributors. We also own and are responsible for building, operating and managing the portion of the Sprint PCS wireless network located in our territory. Our portion of the Sprint PCS wireless network uses the same technology as Sprint PCS to transmit wireless calls, called code division multiple access or CDMA, and is designed to offer a seamless connection with the Sprint PCS wireless network. As we do not own any licenses that are used in our portion of the Sprint PCS network, our operations and revenues are substantially dependent on the continuation of our affiliation with Sprint PCS. Additionally, our affiliation agreements with Sprint PCS give Sprint PCS a substantial amount of control over factors that significantly affect the conduct of our business.

At September 30, 2005, our licensed territory included 80 markets, known as basic trading areas, including markets located in Illinois, Michigan, Pennsylvania, Indiana, Iowa, Ohio and Tennessee. Based on the 2000 population counts compiled by the U.S. Census Bureau adjusted by estimated growth rates from third party proprietary demographic databases, at September 30, 2005, our licensed territory had a total population of approximately 15.0 million residents, of which our portion of the Sprint PCS network covered approximately 11.3 million residents. At September 30, 2005, we had approximately 476,400 subscribers. Based on covered population and total subscribers, we are the second largest PCS Affiliate of Sprint and, upon the closing of the announced merger of Sprint and Alamosa Holdings, Inc., we will be the largest.

History of Our Business

iPCS, Inc. was formed in March 2000 as a holding company for iPCS Wireless. iPCS Wireless, as the successor to Illinois PCS, LLC, became a PCS Affiliate of Sprint in 1999. Immediately prior to our merger with Horizon PCS, Inc. (discussed below), our licensed territory included 40 markets located in Illinois, Michigan, Iowa and eastern Nebraska.

Our Acquisition by AirGate PCS, Inc.

On November 30, 2001, we were acquired by AirGate PCS, Inc., another PCS Affiliate of Sprint. We were designated as an unrestricted subsidiary of AirGate and both companies operated as separate business entities. On October 17, 2003, AirGate irrevocably transferred its ownership of iPCS, Inc. to a trust, the beneficial owners of which trust were AirGate’s stockholders at the date of transfer. AirGate retained no ownership interest in the trust or in us. Upon our emergence from bankruptcy (discussed below), our common stock held by the trust was cancelled and the trust terminated by its terms.

Our Reorganization

On February 23, 2003, while we were owned by AirGate, we filed for bankruptcy under Chapter 11 of the Bankruptcy Code. The decision to file was based on a combination of factors, including weakness in the wireless telecommunications industry and the economy generally. In addition, we had experienced a decline in liquidity and cash flow, making it difficult for us to comply with our debt service obligations. We believe that actions taken by Sprint PCS—specifically, decreasing our roaming rate and imposing new and higher fees on us—were the primary reason for the decline in our liquidity. Accordingly, in connection with our bankruptcy filing, we filed a complaint against Sprint and Sprint PCS alleging that Sprint PCS breached its affiliation agreements with us.

During our bankruptcy we operated our business and managed our assets as debtors-in-possession, subject to the supervision of the bankruptcy court, without obtaining debtor-in-possession financing. This relief provided us the time necessary to reorganize our business, which included slowing subscriber growth to reduce our acquisition costs, increasing our focus on prime subscribers and aligning our operations through cost reductions to compete in our marketplace and to improve our financial results.

The following were the principal components of our plan of reorganization:

•       The cancellation of our existing common stock.

•       The issuance of 10.0 million shares of common stock, of which 9.0 million shares were to be issued to our general unsecured creditors and 1.0 million were reserved for issuance to certain members of our management, directors and other employees through our 2004 Long-Term Incentive Plan.

•       The formation of a wholly owned special purpose entity to issue $165.0 million of senior notes, the proceeds of which were held in escrow pending the effective date of our plan of reorganization.

•       The settlement of all claims by and between us and Sprint (including the claims made in our litigation against Sprint) which resulted in our write-off of all prepetition claims, as set forth in the settlement agreement and mutual release.

•       The payment to Sprint, in cash, of approximately $5.1 million in full and complete satisfaction of our obligation to cure defaults under our affiliation agreements with Sprint PCS.

•       The assumption of all contracts and leases that had not been previously rejected, including the assumption of our affiliation agreements with Sprint (as revised to provide us a number of benefits).

•       The appointment of Timothy M. Yager as our president and chief executive officer and director.

•       The appointment of four new directors to our board of directors to be designated by the committee of unsecured creditors pursuant to which Timothy C. Babich, James J. Gaffney and Kevin M. Roe were appointed as of the effective date and Eugene I. Davis was appointed in August 2004.

•       Our release of any and all claims against: (i) all of our officers, directors and employees, in each case, as of the date of the commencement of the hearing on the disclosure statement; (ii) our creditors’ committee and all of its members, in their respective capacities as such; (iii) trustee under the indenture for our existing senior discount notes, in its capacity as such; (iv) the lenders under our senior secured credit facility, in their capacities as such; (v) the agent for the lenders under our senior secured credit facility, in its capacity as such; (vi) the holders of the new notes offered hereby, in their capacity as such; and (vii) with respect to each of the above named persons, such person’s present affiliates, principals, employees, agents, officers, directors, financial advisors, attorneys and other professionals, in their capacities as such.

On July 9, 2004, the bankruptcy court confirmed our plan of reorganization and the plan of reorganization became effective on July 20, 2004. On the effective date we paid a portion of the net proceeds from the senior notes issued in connection with our emergence to repay in full in cash our obligations to each of the lenders under our then existing senior secured credit facility and to permanently retire the loans thereunder. The remaining net proceeds from the senior notes was used to satisfy all other secured claims, administrative and other priority claims and unsecured convenience claims and to pay fees and expenses related to the reorganization, as well as for general corporate purposes. Additionally, all of our subordinated claims were discharged and all of our then existing capital stock was cancelled. As a result of the consummation of our reorganization, our senior secured credit facility was repaid in full in cash and terminated, and our senior discount notes were cancelled and the holders received shares of our common stock.

Our Merger with Horizon PCS, Inc.

On July 1, 2005, we completed a merger with Horizon PCS, Inc., another PCS Affiliate of Sprint, in which Horizon PCS, Inc. merged with and into iPCS, Inc. with iPCS, Inc. as the surviving corporation. Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC (collectively, “Horizon PCS”), former wholly owned subsidiaries of Horizon PCS, Inc., are now our wholly owned subsidiaries. Horizon PCS’s territory—which is now part of our territory—consisted of 40 markets located in portions of nine contiguous states. The markets are located between Sprint’s Chicago, New York and Knoxville markets and connect or are adjacent to 12 major Sprint markets. Based on the 2000 population counts compiled by the U.S. Census Bureau and adjusted by estimated growth rates from third party proprietary demographic databases, at June 30, 2005—the last date for which such information was reported prior to our merger—Horizon PCS’s licensed territory had a total population of approximately

7.2 million residents, of which its wireless network covered approximately 5.4 million residents. At June 30, 2005, Horizon PCS had approximately 188,000 subscribers in all its markets.

Our Relationship With Sprint

Sprint directly operates its PCS network in major markets throughout the United States and has entered into independent affiliation agreements with various companies such as us under which each has become a PCS Affiliate of Sprint and has agreed to construct and manage PCS networks designed to operate seamlessly with the Sprint PCS network in smaller metropolitan areas and along major highways. Sprint PCS, together with the PCS Affiliates of Sprint, operates PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. Sprint PCS’s service, including third party affiliates like us, reaches approximately 250 million people.

Pursuant to our affiliation agreements with Sprint PCS, we agreed to offer PCS services using Sprint’s spectrum under the Sprint brand name on a wireless network built and operated at our own expense. A network build-out consists of installing radio base stations, switches and other PCS transmission equipment and software in order to operate a wireless network in accordance with the requirements of our affiliation agreements with Sprint PCS. We also agreed to provide network coverage to a minimum percentage of the population in our territory within specified time periods. Based on the information we have provided to Sprint PCS as of March 26, 2004, we have completed the required build-out of our network in iPCS Wireless’s territory, including those aspects of the build-out that were not required to be completed until a future date, and we are in compliance with all applicable build-out requirements. We believe we have completed the required buildout of our network in Horizon PCS’s territory as well. The build-out of our territory has significantly extended Sprint PCS’s wireless coverage in the regions of the United States in which we operate.

We believe that our strategic relationship with Sprint PCS provides significant competitive advantages. In particular, we believe that our affiliation agreements with Sprint PCS allow us to offer high quality, nationally branded wireless voice and data services for lower cost and lower capital requirements than would otherwise be possible. For example, we benefit from our relationship with Sprint PCS in the following ways:

•       Strong brand recognition and nationwide advertising.   We believe that we benefit from Sprint’s national and regional television, radio, print, outdoor and other advertising campaigns.

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

•       Advanced technology.   We believe that the CDMA technology used by Sprint PCS offers advantages in capacity and voice quality, as well as access to advanced features, such as Sprint PCS’s suite of PCS Vision products.

•       Handset availability and pricing.   Sprint PCS’s purchasing leverage allows us to acquire the latest innovative handsets more quickly and at a lower cost than we could without our affiliation with Sprint PCS.

•       National reseller agreements.   We receive additional revenue as a result of Sprint PCS’s relationships with wireless resellers, referred to by Sprint as mobile virtual network operators (“MVNOs”), such as Virgin Mobile, when subscribers of those resellers use our portion of the Sprint PCS network.

Our Litigation Against Sprint and the Forbearance Agreement

On December 15, 2004, Sprint Corporation and Nextel Communications, Inc. announced that they had signed a merger agreement pursuant to which they would merge and combine their operations. Shortly after announcing the merger, Sprint also announced that it would pursue discussions with the PCS Affiliates of Sprint—including us—directed toward a modification of their affiliation agreements to address the implications of its merger with Nextel. Although the parties engaged in discussions with respect to such a modification, no agreement has been reached.

When it became evident to us that Sprint intended to close its merger with Nextel prior to reaching agreement with us on necessary modifications to our affiliation agreements, we filed two complaints against Sprint. On July 15, 2005, we caused our wholly owned subsidiary, iPCS Wireless, to file a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois, and on July 22, 2005, we caused our wholly owned subsidiaries, Horizon Personal Communications and Bright Personal Communications Services, to file a complaint against Sprint, Sprint PCS and Nextel in the Court of Chancery of the State of Delaware, New Castle County. The complaints are substantially similar and allege, among other things, that following the consummation of the merger between Sprint and Nextel, Sprint will breach its exclusivity obligations to us under our management agreements. Our complaints seek, among other things, a temporary restraining order, a preliminary injunction and a permanent injunction enjoining Sprint and those acting in concert with it from engaging in certain conduct following the closing of their merger that would violate our affiliation agreements with Sprint PCS. In addition to our complaints, a number of other PCS Affiliates of Sprint also filed complaints against Sprint, Sprint PCS and Nextel, including AirGate PCS (a wholly owned subsidiary of Alamosa Holdings, Inc.), UbiquiTel, Inc., U.S. Unwired, Inc., Gulf Coast Wireless, Inc. and Enterprise Communications Partnership.

On July 18, 2005, in Cook County Circuit Court we obtained a temporary restraining order prohibiting Sprint from sharing our confidential information with Nextel in violation of iPCS Wireless’s management agreement and we continued our hearing to hear further testimony on our request for additional injunctive relief.

However, on July 28, 2005, prior to reconvening in Cook County Circuit Court, we entered into a Forbearance Agreement with Sprint. The Forbearance Agreement sets forth our agreement that we will not seek a temporary restraining order or a preliminary injunction against Sprint so long as Sprint operates the Nextel business in our territory subject to the limitations set forth in the agreement. The Forbearance Agreement contemplates that the parties will proceed as quickly as possible to a full trial on the merits of our complaint seeking a permanent injunction against Sprint.

On August 12, 2005, Sprint and Nextel closed their merger. In July and August 2005 Sprint acquired three PCS Affiliates of Sprint, two of whom—U.S. Unwired and Gulf Coast Wireless—had also filed suit against Sprint. As a result of Sprint’s acquisition of these PCS Affiliates of Sprint, their lawsuits were discontinued. In November 2005, Sprint announced that it has signed a definitive agreement to acquire Alamosa Holdings. As a result, the complaint filed by AirGate PCS, a wholly owned subsidiary of Alamosa Holdings, has been stayed pending the closing of Sprint’s acquisition of Alamosa Holdings. In December 2005, Sprint announced that it has signed a definitive agreement to acquire Enterprise Communications.

On December 1, 2005, we announced that the trial relating to the complaint filed by our wholly owned subsidiary, iPCS Wireless, in Cook County Circuit Court has been continued from December 5, 2005 to February 6, 2006.

On December 12, 2005, we announced that the trial relating to the complaint filed by our wholly owned subsidiaries, Horizon Personal Communications and Bright Personal Communications Services, against Sprint and Nextel in the Delaware Court of Chancery has been consolidated with the trial relating to the complaint filed by UbiquiTel against Sprint and Nextel in that same court. The consolidated trial is scheduled to begin on January 9, 2006, in the Delaware Court of Chancery.

In connection with the consolidation of the trials in Delaware, Sprint agreed to extend the Forbearance Agreement in the territories managed by Horizon Personal Communications and Bright Personal Communications Services until the date that any decision after trial is rendered by the Delaware Court of Chancery in connection with the merits of the complaint, with certain limited exceptions that would require approval by the Delaware Court of Chancery. The Forbearance Agreement is scheduled to expire on January 1, 2006 in the territory managed by iPCS Wireless.

See important risks related to the Sprint/Nextel merger and our litigation in Item 1B. Risk Factors—“The merger between Sprint and Nextel and the outcome of our litigation relating thereto may have an adverse effect on us in ways that would be beyond our control.”

Markets

We believe we operate in attractive markets with the following favorable roaming and travel characteristics:

•       Our territory is located near or around several large U.S. urban centers, including Chicago, Illinois; New York, New York; Philadelphia, Pennsylvania; Pittsburgh, Pennsylvania; Detroit, Michigan; Columbus, Ohio; Des Moines, Iowa; Indianapolis, Indiana; Knoxville, Tennessee; Omaha, Nebraska; and St. Louis, Missouri.

•       Our territory includes significant distances of major and secondary highways comprising the principal travel corridors between these large urban centers. As a result of our extensive network coverage of these highways in our territory, we have consistently received significant roaming revenue from wireless subscribers using our portion of the Sprint PCS network.

•       Our markets include nearly 60 colleges and universities with a total enrollment of approximately 333,000 students. We believe that colleges and universities in our markets result in additional subscribers and increased roaming revenue from wireless subscribers using our portion of the Sprint PCS network.

These market characteristics historically have led to a favorable ratio of Sprint PCS subscribers from outside our territory and subscribers of other wireless service providers using our portion of the Sprint PCS network as compared to our subscribers using wireless communications networks outside our territory.

At September 30, 2005, we had approximately 476,400 subscribers in all our markets.

The following tables list the location, basic trading area number, megahertz of spectrum licensed and estimated total population for each of the basic trading areas that comprise the territory covered under our affiliation agreements with Sprint PCS as of September 30, 2005. The first table relates to the territory covered under iPCS Wireless’s affiliation agreements with Sprint PCS, while the second table relates to the territory covered under Horizon PCS’s affiliation agreements with Sprint PCS. The number of estimated covered population for each state does not represent the number of our subscribers in such state, nor does it represent the number of subscribers that we expect to be based in such state.

iPCS Wireless, Inc.

Location(1)	Basic Trading Area No.(2)	MHz of spectrum	Estimated Total Population(3)	Estimated Covered Population(4)
ILLINOIS
Bloomington	46	10	241,752
Champaign-Urbana	71	20	231,281
Clinton-Sterling(5)	86	30	148,141
Danville(5)	103	20	110,012
Davenport-Moline(5)	105	30	429,145
Decatur-Effingham	109	10	249,052
Galesburg	161	10	74,506
Jacksonville	213	10	70,023
Kankakee	225	20	136,106
La Salle-Peru-Ottawa-Streator	243	20	153,319
Mattoon	286	10	64,763
Mount Vernon-Centralia	308	30	123,023
Peoria	344	10	462,289
St. Louis (Partial)(5)	394	30	49,120
Springfield	426	10	268,645
Total			2,811,177	2,443,094
INDIANA
Terre Haute (Partial)(5)	442	30	2,998
Total			2,998	673
IOWA
Burlington(5)	61	30	136,015
Cedar Rapids	70	30	292,398
Des Moines (Partial)	111	30	218,327
Dubuque(5)	118	30	179,892
Fort Dodge	150	30	127,814
Iowa City	205	30	133,253
Marshalltown	283	30	57,452
Mason City	285	30	116,057
Ottumwa	337	30	123,752
Waterloo-Cedar Falls	462	20	266,283
Total			1,651,243	1,107,615
MICHIGAN
Battle Creek (Partial)	33	30	57,599
Grand Rapids	169	30	1,107,042
Lansing (Partial)	241	30	62,505
Mount Pleasant	307	30	139,440
Muskegon	310	30	227,225
Petoskey	345	30	110,820
Saginaw-Bay City	390	30	629,109
Sault Ste. Marie	409	30	57,605
Traverse City	446	30	250,514
Total			2,641,859	2,081,427

NEBRASKA
Grand Island-Kearney	167	30	150,414
Hastings	185	30	73,405
Lincoln (Partial)	256	30	96,653
Norfolk	323	30	111,967
Omaha (Partial)(5)	332	30	235,440
Total			667,879	332,448
TOTAL			7,775,156	5,965,257

Footnotes follow the following table.

Horizon Personal Communications, Inc.
Bright Personal Communications Services, LLC

Location(1)	Basic Trading Area No.(2)	MHz of Spectrum	Estimated Total Population(3)	Estimated Covered Population(4)
INDIANA
Elkhart(5)	126	10	273,472
Fort Wayne(5)	155	10	721,907
Kokomo-Logansport	233	30	192,738
Marion	280	30	108,372
Michigan City-La Porte (Partial)	294	10	70,239
South Bend-Mishawaka	424	10	365,156
Total			1,731,884	1,595,465
MARYLAND
Cumberland(5)	100	30	163,833
Total			163,833	74,564
MICHIGAN
Battle Creek (Partial)	33	30	11,290
Benton Harbor (Partial)	39	10	45,397
Kalamazoo (Partial)	223	30	20,107
Total			76,794	70,752
NEW JERSEY
New York (Partial)(5)	321	30	197,559
Total			197,559	142,867
NEW YORK
Jamestown-Warren-Dunkirk(5)	215	30	183,318
Olean-Bradford(5)	330	30	238,615
Total			421,933	239,997
OHIO
Ashtabula	21	10	102,559
Athens	23	20	130,996

Canton-New Philadelphia (Partial)	65	10	36,631
Chillicothe	80	20	101,820
Cincinnati (Partial)(5)	81	10	129,414
Dayton-Springfield (Partial)	106	10	40,945
Findlay-Tiffin	143	30	153,136
Huntington-Ashland (Partial)	197	20	31,033
Lima	255	30	251,063
Portsmouth(5)	359	20	93,113
Toledo (Partial)	444	30	60,637
Zanesville-Cambridge	487	20	188,985
Total			1,320,332	800,460
PENNSYLVANIA
Allentown-Bethlehem-Easton (Partial)	10	30	58,715
Du Bois-Clearfield	117	30	129,609
Erie	131	10	280,790
Meadville	287	10	90,411
Oil City-Franklin	328	30	103,863
Pottsville	360	30	149,276
Scranton-Wilkes-Barre-Hazleton	412	30	671,469
Sharon	416	10	138,425
State College	429	30	136,444
Stroudsburg	435	30	147,685
Sunbury-Shamokin	437	30	192,015
Williamsport	475	30	164,484
Total			2,263,186	1,743,388
TENNESSEE
Kingsport-Johnson City-Bristol(5)	229	20	714,038
Knoxville (Partial)	232	10	112,883
Total			826,921	599,504
WEST VIRGINIA
Parkersburg-Marietta(5)	342	20	181,824
Total			181,824	113,447
TOTAL			7,184,266	5,380,444

(1)          In connection with the modification of Horizon PCS’s affiliation agreements with Sprint PCS in March 2005, Sprint PCS agreed to remove the Logan, West Virginia market and the Williamson, West Virginia/Pikeville, Kentucky market from Horizon PCS’s service territory.

(2)          Basic Trading Area No. refers to the Basic Trading Area number assigned to that market by the FCC for the purposes of issuing licenses for wireless services.

(3)          Estimated Total Population is based on estimates of 2000 population counts compiled by the U.S. Census Bureau adjusted by population growth rates from third party proprietary demographic databases, and represents the total population in our licensed area within these markets.

(4)          Estimated Covered Population is based on our actual network coverage (neg 103db) measured by third party proprietary mapping software using the 2000 population counts compiled by the U.S.

Census Bureau adjusted by population growth rates from third party proprietary demographic databases.

(5)          For purposes of this table, Estimated Total Population and Estimated Covered Population include all persons in the Basic Trading Area, including those persons who live in neighboring states.

Network Operations

The effective operation of our network requires:

•       public switched and long distance interconnection;

•       the implementation of roaming arrangements; and

•       the development of network monitoring systems.

Our network connects to the public switched telephone network to facilitate the origination and termination of traffic between the wireless network and both local exchange and long distance carriers. Through our arrangements with Sprint PCS and Sprint PCS’s arrangements with other wireless service providers, our subscribers have roaming capabilities on certain other PCS networks utilizing similar CDMA technology. We monitor our network during normal business hours. For after-hours monitoring, the PCS Network Operating Centers of Sprint PCS provide 24-hour, seven-day-a-week monitoring of the Sprint PCS network in our territory and real-time notification to our designated personnel.

As of September 30, 2005, the portion of the Sprint PCS network in our territory included 1,488 base stations and five switching centers.

Products and Services

We offer wireless voice and data products and services throughout our territory under the Sprint brand name. Our services are typically designed to align with the service offerings of Sprint PCS and to integrate with the Sprint PCS network. The PCS service packages we currently offer include the following:

100% digital wireless network.   We are part of Sprint’s 100% digital PCS wireless network. Sprint PCS has licenses to provide service to the entire U.S. population, including Puerto Rico and the U.S. Virgin Islands, using a single frequency band and a single technology. Sprint PCS, together with third party affiliates like us, operates PCS systems in over 300 metropolitan markets, including the 100 largest U.S. metropolitan areas. Sprint PCS’s service, including third party affiliates, reaches approximately 250 million people. Sprint PCS provides service through a combination of:

•       operating its own digital network in major U.S. metropolitan areas using CDMA digital spread-spectrum wireless technology;

•       affiliating with other companies, such as us, that use CDMA, mainly in and around smaller U.S. metropolitan areas;

•       roaming on other providers’ digital networks that use CDMA; and

•       roaming on other providers’ analog cellular networks using multi-mode and multi-band handsets.

Third generation services (PCS Vision).   We, along with Sprint PCS, launched the initial stages of third generation (3G) capability in our territory in the third quarter of 2002. This capability allows more efficient utilization of our network when voice calls are made using 3G-enabled handsets, which are handsets with increased capacity. It also enables the provision of enhanced data services. The service, marketed as “PCS Vision,” allows our subscribers to use their PCS Vision-enabled devices to check e-mail, take and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds of up to 144 kilobytes per second with average throughput speeds in the range of 50-70 kilobytes per second. In addition, in 2004 Sprint announced its plan to deploy a new wireless high-speed data network—called Evolution Data Optimized (“EV-DO”)—across its network. With average download speeds of 400-700 kilobytes per second and peak rates of up to 2 megabits per second, EV-DO, marketed as “Power Vision,” is expected to accelerate mobile device data usage. Sprint has deployed EV-DO in 141  metropolitan markets as of early November, 2005, and expects the service to be accessible to about 150 million people in over 220 metropolitan markets by early 2006. Although we are not required to deploy EV-DO across our territory, we have deployed EV-DO in Grand Rapids, Michigan and are evaluating the deployment of EV-DO in additional markets in our territory and the timing of any such additional deployment.

Roaming

Sprint PCS roaming.   Sprint PCS roaming includes both inbound roaming, when Sprint PCS wireless subscribers based outside of our territory use our network, and outbound roaming, when our subscribers use the Sprint PCS network outside of our territory. We have a reciprocal per minute fee with Sprint PCS for inbound and outbound Sprint PCS roaming. Effective as of April 1, 2004, which date was the effective date of the amendments to our affiliation agreements with Sprint PCS, the reciprocal rate is $0.058 per minute through December 31, 2006. Thereafter, the rate will be calculated based upon a predetermined formula specified in our affiliation agreements with Sprint PCS. Immediately prior to the amendments to our affiliation agreements with Sprint PCS, the reciprocal rate was $0.041 per minute. Our ratio of inbound to outbound roaming with Sprint PCS for the year ended September 30, 2005 was approximately 1.5 to 1 and is expected to decline over time as the number of our subscribers increases. Sprint PCS roaming revenue is not subject to the 8% affiliation fee that Sprint PCS retains on revenues billed to subscribers based in our territory.

In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from PCS Vision services when wireless subscribers are using such services outside of their home territory. We recognize revenue when a wireless subscriber based outside of our territory uses PCS Vision data services in our territory and we recognize expense when our subscribers use such services on the Sprint PCS network outside of our territory. This roaming activity is settled on a per kilobyte (“Kb”) basis. For 2003 the reciprocal rate was approximately $0.0013 per Kb. Effective as of April 1, 2004, the reciprocal  rate is $0.0020 per Kb through December 31, 2006. Thereafter, the rate will be calculated based upon a predetermined formula specified in our affiliation agreements with Sprint PCS.

Non-Sprint PCS roaming.   Non-Sprint PCS roaming includes both inbound non-Sprint PCS roaming, when non-Sprint PCS subscribers use our network, and outbound non-Sprint PCS roaming, when our subscribers use a non-Sprint PCS network. Pursuant to roaming agreements between Sprint PCS and other wireless service providers, when another wireless service provider’s subscriber uses our portion of the Sprint PCS network, we earn inbound non-Sprint PCS roaming revenue. These wireless service providers must pay fees for their subscribers’ use of our portion of the Sprint PCS network, and as part of our collected revenues, we are entitled to 92% of these fees. Currently, pursuant to our services agreements with Sprint PCS, Sprint bills these wireless service providers for these roaming fees and passes our portion of the fees to us. When another wireless service provider provides service to one of our subscribers, we pay outbound non-Sprint PCS roaming fees. Sprint PCS then bills our subscribers for use of that provider’s network at rates specified in their contract and pays us 100% of this outbound non-Sprint PCS roaming revenue collected from that subscriber on a monthly basis. We bear the collection risk for all service.

Reseller agreements.   We also recognize revenue from subscribers of various wholesale resellers of personal communications service when those subscribers use our portion of the Sprint PCS network. These reseller agreements are negotiated and entered into by Sprint PCS, and we receive a per minute rate for each minute that the subscribers of these resellers use our portion of the Sprint PCS network. These subscribers may be based within or outside our territory. As described below in the discussion of our management agreements with Sprint PCS, through December 31, 2006, we are required to participate in all resale arrangements that meet certain pricing minimums and, thereafter, even if we choose not to continue, we have certain continuing obligations with respect to existing resellers.

Marketing Strategy

Our marketing strategy is to complement Sprint’s national marketing strategies with techniques tailored to each of the specific markets in our territory.

Use of Sprint’s brand.   We feature exclusively and prominently the nationally recognized Sprint brand name in our marketing and sales efforts. From the subscribers’ point of view we are Sprint in our markets and, they use our portion of the Sprint PCS network and the rest of the Sprint PCS network as a unified network.

Advertising and promotions.   Sprint promotes its products through the use of national as well as regional television, radio, print, outdoor and other advertising campaigns. In addition to Sprint’s national advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our cost. We have the right to use any promotional or advertising materials developed by Sprint and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements, and material costs and incremental printing costs. We also benefit from any advertising or promotion of Sprint PCS products and services by third party retailers in our territory, such as RadioShack and Best Buy. We must pay the cost of specialized Sprint print advertising by third party retailers. Sprint also runs numerous promotional campaigns which provide subscribers with benefits such as additional features at the same rate or free minutes or kilobytes of use for limited time periods. We offer some of these promotional campaigns to potential subscribers in our territory.

Sales force with local presence.   We have established local sales forces to execute our marketing strategy through our company-owned retail stores, local distributors, direct business-to-business contacts and other channels.

Sales and Distribution

Our sales and distribution plan is designed to mirror Sprint’s multiple channel sales and distribution plan and to enhance it through the development of local distribution channels. Key elements of our sales and distribution plan consist of the following:

•  Sprint PCS retail stores.   As of September 30, 2005, we operated 33 Sprint PCS stores at various locations within our territory. These stores provide us with a local presence and visibility in certain markets within our territory. Following the Sprint PCS model, these stores are designed to facilitate retail sales, subscriber activation, bill collection and customer service.

•  Exclusive Co-Branded Dealers.   We enter into agreements with exclusive agents that operate Sprint PCS stores in our territory to further expand our distribution channels. These “branded stores” function similarly to our company-owned stores but are operated by a third party. These third parties purchase equipment from us, resell it to the consumer and receive compensation from us in the form of commissions. As of September 30, 2005, we had 59 of these branded stores and kiosks operating in our territory.

•  National third party retail stores.   Sprint PCS has national distribution agreements with various national retailers for the sale of Sprint PCS products and services. These national agreements cover retailers’ stores in our markets and include RadioShack, Best Buy, Costco, Staples, OfficeMax, Office Depot, and Wal-Mart. As of September 30, 2005, these retailers had approximately 450 locations in our territory.

•  Local third party distributors.   We contract directly with local third party distributors in our territory. These retailers are typically local businesses that have a presence in our markets. Local third party distributors purchase handsets and other PCS retail equipment from us and market Sprint PCS services on our behalf. We are responsible for managing this distribution channel and as of September 30, 2005, these local third party distributors had approximately 125 locations within our licensed territory. We compensate local third party distributors through commissions for subscriber activations.

•  Electronic commerce.   Sprint maintains an Internet site, www.sprint.com, which contains information on Sprint wireless products and services. A visitor to the Sprint internet site can order and pay for a handset and select a rate plan. Sprint PCS wireless subscribers visiting the site can review the status of their account, including the number of minutes used in the current billing cycle. We recognize the revenues generated by wireless subscribers in our territory who purchase Sprint PCS products and services over the Sprint internet site.

Distribution mix.   The approximate percentage of our gross subscriber additions that originated from each of our distribution channels for the year ended September 30, 2005 and the periods ended September 30, 2004 and July 1, 2004 is as follows:

	Year Ended September 30, 2005	Period Ended September 30, 2004	Period Ended July 1, 2004
Sprint retail stores	39	30	30
National third party retail stores	19	23	32
Local third party distributors (including exclusive co-branded dealers)	24	28	20
Other	18	19	18
	100%	100%	100%

Technology

General.   Beginning in 1993, the FCC allocated the 1900 MHz frequency block of the radio spectrum for wireless personal communications services. Wireless personal communications services differ from original analog cellular telephone service principally in that wireless personal communications services networks operate at a higher frequency and employ advanced digital technology. Analog-based networks send signals in which the transmitted signal resembles the input signal, the caller’s voice. Digital networks convert voice or data signals into a stream of digits that permit a single radio channel to carry multiple simultaneous transmissions. Digital networks also achieve greater frequency reuse than analog networks, resulting in greater capacity than analog networks. This enhanced capacity, along with enhancements in digital protocols, allows digital-based wireless technologies, whether using wireless personal communications services or cellular frequencies, to offer new and enhanced services, including greater call privacy and more robust data transmission, such as facsimile, electronic mail and connecting notebook computers with computer/data networks.

Wireless digital signal transmission is accomplished through the use of various forms of frequency management technology or “air interface protocols.” The FCC has not mandated a universal air interface protocol for digital wireless personal communications services networks. Digital wireless personal communications networks operate under one of three principal air interface protocols: CDMA, time division multiple access (“TDMA”) or global systems for mobile communications (“GSM”). TDMA and GSM communications are both time division multiple access networks but are incompatible with each other. CDMA is incompatible with both GSM and TDMA networks. Accordingly, a subscriber of a network that utilizes CDMA technology is unable to use a CDMA handset when traveling in an area not served by CDMA-based wireless personal communications services operators unless he or she is carrying a dual-band/dual-mode handset that permits use of the analog cellular network in that area. The same issue would apply to users of TDMA or GSM networks. All of the wireless personal communications services operators now have dual-mode or tri-mode handsets available to their subscribers. Because digital networks do not cover all areas in the country, these handsets will remain necessary for segments of the subscriber base.

Benefits of CDMA technology.   The Sprint PCS network and the networks of PCS Affiliates of Sprint all use digital CDMA technology, which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all speech bits, sending a scrambled transmission of the encoded speech over the air and reassembling the speech into its original format. We believe that CDMA provides important network performance benefits such as:

•       Greater capacity.   We believe, based on studies by CDMA manufacturers and our experience since its inception, that CDMA networks can provide network capacity that is approximately seven to ten times greater than that of analog technology and approximately three times greater than TDMA and GSM digital networks;

•       Privacy and security.   CDMA technology combines a constantly changing coding scheme with a low power signal to enhance call security and privacy;

•       Soft hand-off.   CDMA networks transfer calls throughout the CDMA network using a technique referred to as a soft hand-off, which connects a mobile subscriber’s call with a new base station while maintaining a connection with the base station currently in use. CDMA networks monitor the quality of the transmission received by multiple base stations simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell unless replaced by a stronger signal from another base station. Analog, TDMA and GSM networks use a “hard hand-off” and disconnect the call from the current base station as it connects with a new one without any simultaneous connection to both base stations;

•       Simplified frequency planning.   Frequency planning is the process used to analyze and test alternative patterns of frequency used within a wireless network to minimize interference and maximize capacity. Unlike TDMA-and GSM-based networks, CDMA-based networks can reuse the same subset of allocated frequencies in every cell, substantially reducing the need for costly frequency reuse patterning and constant frequency plan management;

•       Longer battery life.   Due to their greater efficiency in power consumption, CDMA handsets can provide longer standby time and more talk time availability when used in the digital mode than handsets using alternative digital or analog technologies; and

•       Efficient migration path.   We believe that CDMA technology has an efficient and incremental migration path to next generation voice and data services. Unlike technologies that require essentially a replacement investment to upgrade, CDMA upgrades, such as 1xRTT (which is the name for the first phase of CDMA’s evolution to 3G) and EV-DO, can be completed incrementally.

Competition

Competition in the wireless telecommunications industry is intense. We compete with a number of wireless service providers in our markets. We believe that in our territory our primary competition is with national and regional wireless service providers such as ALLTEL, Centennial, Cingular Wireless, U.S. Cellular, Nextel, Nextel Partners, T-Mobile and Verizon Wireless. Although we continue to compete with Nextel and Nextel Partners, Nextel and Sprint have merged and Sprint has announced that it will purchase the shares of Nextel Partners that it does not already own, making Nextel Partners a wholly owned subsidiary of Sprint.

We also face competition from resellers, which provide wireless services to customers but do not hold FCC licenses or own facilities. Instead, the resellers buy blocks of wireless telephone numbers and capacity from a licensed carrier and resell services through their own distribution network to the public.

In addition, we compete in our territory with providers of existing communications technologies, such as paging, specialized mobile radio service dispatch and conventional landline telephone companies, as well as cable operators and, increasingly, internet companies. Potential users of wireless personal communications services networks may find their communications needs satisfied by other current and developing technologies. One- or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential customers who do not need to speak to the caller. Additionally, telecommunications companies and cable operators are starting to roll-out a range of new devices and services that combine wireless, landline and internet access. For example, Verizon recently launched an internet-linked phone and Sprint and various cable companies have announced a partnership that may utilize cell phones designed to connect wirelessly to broadband internet connections using wireless fidelity (“Wi-Fi”) technology. As these new technologies develop, the level of competition that we face becomes more difficult to anticipate and, therefore, compete against. Moreover, because some of the competitors have pre-existing relationships with potential customers (e.g., existing cable providers), they may have some advantages over us (e.g., one bill for all services bundled together).

In the future, we expect to face increased competition from entities providing similar services using other communications technologies, including satellite based telecommunications and wireless cable networks. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

Many of our competitors have significantly greater financial and technical resources and larger subscriber bases than we do. In addition, some of our competitors may be able to offer regional coverage in areas not served by the Sprint PCS network, or, because of their calling volumes or relationships with other wireless providers, may be able to offer regional roaming rates that are lower than those that we offer. Wireless personal communications service operators will likely compete with us in providing some or all of the services available through our portion of the Sprint PCS network and may provide services that we do not. Additionally, we expect that existing cellular providers will continue to upgrade their networks to provide digital wireless communication services competitive with Sprint. Currently, there are five national wireless providers who are generally all present in major markets across the country. In January 2003, the FCC rule imposing limits on the amount of spectrum that can be held by one provider in a specific market was lifted, which has facilitated the consolidation of some national providers.

The FCC’s mandate that wireless carriers provide for wireless local number portability (WLNP) went into effect on November 24, 2003. WLNP allows subscribers to keep their wireless phone numbers when switching to a different service provider, which could make it easier for competing providers to market their services to our existing users. WLNP makes subscriber churn more likely, and we may be required to increase subsidies for product upgrades and/or reduce pricing to match competitors’ initiatives in an effort to retain subscribers or replace those who switch to other carriers.

Over the past several years, the FCC has auctioned, and may continue to auction, large amounts of wireless spectrum that could be used to compete with PCS services from Sprint. Based upon increased competition, we anticipate that market prices for two-way wireless services generally will decline in the future. We will compete to attract and retain subscribers principally on the basis of:

•       the strength of the Sprint brand name, services and features;

•       Sprint PCS’s network;

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

Employees

As of September 30, 2005, we employed 462 employees. Our employees are not represented by any labor union. We believe that we have a good relationship with our employees.

Affiliation Agreements with Sprint PCS

Each Sprint PCS Affiliate enters into the following four major affiliation agreements with Sprint PCS:

•       a management agreement;

•       a services agreement; and

•       two trademark and service mark license agreements with different Sprint entities.

Our affiliation agreements with Sprint PCS consist of three sets of the foregoing agreements, one set between Sprint PCS and each of iPCS Wireless, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC. Except as described herein, the material terms of each set of affiliation agreements with Sprint PCS are substantially the same.

Under our affiliation agreements with Sprint PCS, we have the exclusive right to provide wireless mobility communications services using the 1900 MHz frequency range under the Sprint brand name in our territory. Sprint PCS holds the spectrum licenses. The affiliation agreements with Sprint PCS require us to interface with the Sprint PCS network by building our network to operate on the 10, 20 or 30 MHz wireless personal communications services frequencies licensed to Sprint in the 1900 MHz range.

The following is a description of the material terms and provisions of our affiliation agreements with Sprint PCS.

The management agreements.   Under the management agreements with Sprint PCS, we have agreed to:

•       own, construct and manage a wireless personal communications services network in our territory in compliance with FCC license requirements and other technical requirements contained in the management agreements;

•       distribute Sprint PCS products and services;

•       use Sprint PCS’s and our own distribution channels in our territory;

•       conduct advertising and promotion activities in our territory; and

•       manage that portion of the wireless subscriber base assigned to our territory.

Sprint PCS has the right to monitor our wireless personal communications services network operations and the right to access our portion of the wireless network of Sprint PCS, including the right to test and monitor any of our facilities and equipment.

•       Exclusivity.   We are designated as the only person or entity that is a manager or operator for Sprint PCS in our territory. Sprint PCS is prohibited from owning, operating, building or managing another wireless mobility communications network using the 1900 MHz frequency range in our territory while our management agreements are in place and no event has occurred that would permit such agreements to terminate. Sprint PCS is permitted to make national sales to companies in the covered territory and to permit resale of the Sprint PCS products and services in the territory. Our complaints against Sprint allege, among other things, that the merger between Sprint and Nextel and the operation of the combined companies after the merger results in a breach of the exclusivity provisions of our affiliation agreements with Sprint PCS.

•       Network build-out.   The management agreements specify the terms of the Sprint PCS affiliation, including the required network build-out plan. We have agreed to cover a specified percentage of the population within each of the markets that comprise our territory by specified dates. Sprint PCS has notified us that, based on the information we have provided to Sprint PCS, as of March 26, 2004, iPCS Wireless has completed the required build-out of its network, including those aspects of the build-out that were not required to be completed until a future date, and we are in compliance with all applicable build-out requirements in iPCS Wireless’s territory. We believe that Horizon PCS is in compliance with all applicable build-out requirements for its networks. If Sprint PCS decides to expand our territory, Sprint PCS must provide us with written notice of the proposed expansion and we have 90 days to determine whether we will build-out the proposed area. If we do not exercise this right, then Sprint PCS may build-out the coverage itself, or it may allow another Sprint PCS Affiliate or another third party to do so on terms and conditions that are no more favorable than those that were offered to and rejected by us. Sprint PCS has the right, in new coverage that it constructs, or that is constructed by another Sprint PCS Affiliate or another third party, to manage the network or hire another Sprint PCS Affiliate to manage the network in the new coverage. We may choose to build-out additional coverage in our territory that is not required by Sprint PCS; provided, however, that we may not elect to build-out additional coverage for areas with respect to which we previously declined to build.

•       Products and services.   The management agreements identify the products and services that we are required to offer in our territory. These services include, but are not limited to, PCS consumer and business products and services from Sprint PCS available as of the date of the agreement, or as modified by Sprint PCS. Sprint PCS will use commercially reasonable efforts to provide adequate quantities of any equipment necessary for us to offer, sell, promote and support the Sprint PCS products and services. We are allowed to sell wireless products and services that are not Sprint PCS products and services if the offer of those additional products and services does not violate our obligations under our affiliation agreements with Sprint PCS, cause distribution channel conflicts, materially impede the development of the Sprint PCS network, cause consumer confusion with Sprint’s PCS products and services or violate the trademark license agreements. We must provide Sprint PCS with notice that we intend to offer such products or services and Sprint PCS may object if it believes that such products or services are confusingly similar to Sprint PCS products or services, or if Sprint PCS plans to introduce such products or services as Sprint PCS products or services within the following six months. We may also cross-sell services such as specified types of long distance service, Internet access, handsets and prepaid phone cards with Sprint and other Sprint PCS Affiliates. If we decide to use third parties to provide these services, we must give Sprint PCS an opportunity to provide the services on the same terms and conditions. We cannot offer traditional telephone services based on wireless technology specifically designed for the competitive local exchange market in areas where Sprint owns the local telephone company unless we name the Sprint-owned local telephone company as the exclusive distributor or Sprint PCS approves the terms and conditions.

•       National sales programs.   We are required to participate in the Sprint PCS wireless sales programs for sales to Sprint PCS’s corporate accounts and will pay the expenses and receive the compensation from Sprint PCS relative to sales to customers of those accounts located in our territory. We are also required to use Sprint’s long distance service for calls made from within designated portions of our territory to areas outside those designated portions and to connect our network to the national platforms Sprint PCS uses to provide services under the management agreements and services agreements. Sprint PCS will purchase such long distance service from Sprint Corporation on our behalf at a price and terms at least as favorable to Sprint PCS as the best prices and terms Sprint Corporation offers to any similarly situated wholesaler. However, we may purchase private line capacity for call routing directly from Sprint Corporation, if we can obtain more favorable terms, and Sprint Corporation has agreed to provide us with such capacity at the best price offered to similarly situated third parties. Under the management agreements, we are prohibited from reselling long distance service to other carriers; however, we may (1) transport long distance calls for customers, (2) transport long distance calls for resellers when such resale is subject to FCC mandate or when Sprint chooses to make such resale available, or (3) transport long distance calls for purposes of roaming.

•       Service pricing.   We are required to offer PCS subscriber pricing plans from Sprint PCS designated for regional or national offerings, including “Fair & Flexible” plans, “Free & Clear” plans and “PCS Vision” plans. We are permitted to establish our own local price plans for PCS products and services offered only in our territory, subject to Sprint PCS’s approval.

•       Roaming and fees.   We are entitled to receive a weekly fee from Sprint PCS equal to 92% of net “billed revenues” related to subscriber activity less applicable write-offs, net of deposits applied and net of recoveries. Sprint PCS determines the write-offs for any given time period. Outbound non-Sprint PCS roaming billed to subscribers based in our territory, proceeds from the sales of handsets and accessories, amounts collected with respect to taxes and surcharges for enhanced 911 and WLNP and universal service fund charges are not considered “billed revenues.” Billed revenues generally include all other subscriber account activity for Sprint PCS products and services in our territory, which includes such activities billed to, attributed to or otherwise reflected in subscribers’ accounts. We generally are entitled to 100% of the proceeds from customers for equipment and accessories sold and 81.36% of fees for enhanced 911 attributable to subscribers based in our markets, less applicable write-offs. We also are entitled to 100% of the universal service funds from the Universal Service Administrative Company associated with subscribers in our markets.

Many Sprint PCS wireless subscribers purchase bundled pricing plans that allow roaming anywhere on the Sprint PCS network without incremental PCS roaming charges. However, we will earn Sprint PCS roaming revenue for every minute that a Sprint PCS wireless subscriber from outside our territory enters our territory and uses our services, which is offset against amounts we owe as expenses for every minute that our subscribers use services outside our territory. The analog roaming rate for use on a non-Sprint PCS provider’s network is set under Sprint PCS’s third party roaming agreements. The reciprocal roaming rate for voice subscribers who roam into the other party’s or another Sprint PCS Affiliate’s network is fixed through December 31, 2006 at $0.058 per minute, plus the actual long distance charges incurred. Beginning on January 1, 2007, the reciprocal roaming rate will change annually to equal 90% of Sprint PCS’s retail yield for voice usage from the prior year. Sprint PCS’s retail yield for voice usage is defined as Sprint PCS’s average revenue per user for voice services divided by the average minutes of use per user. With respect to certain of our markets in western and eastern Pennsylvania, we receive the benefit of a special reciprocal rate for voice subscribers of $0.10 per minute. This special rate will terminate, with respect to each of these two sets of markets, on the earlier of December 31, 2011 or the first day of the calendar month which follows the first calendar quarter during which we achieve a subscriber penetration rate of at least 7% of our covered populations.

In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from PCS Vision services, known as “3G data,” when wireless subscribers are using such services outside of their home territory. We recognize revenue when a wireless subscriber based outside of its markets uses PCS Vision data services on our network and we recognize expense when our subscribers use such services on the Sprint PCS network or network of another Sprint PCS Affiliate outside of our markets. The reciprocal rate for this service is $0.0020 per kilobyte through December 31, 2006. Beginning on January 1, 2007, the rate for this service will change annually to equal 90% of Sprint PCS’s retail yield for 3G data usage from the prior calendar year; provided that such amount will not be less than our network costs (including a reasonable return using our weighted average cost of capital applied against our net investment in our service area network) to provide such services. Sprint PCS’s retail yield for 3G data usage is defined as Sprint PCS’s average revenue per user for 3G data usage divided by the average kilobytes of use per user.

•       Vendor purchase agreements.   We may participate in discounted volume-based pricing on wireless-related products and warranties Sprint PCS receives from its vendors. Sprint PCS will use commercially reasonable efforts to obtain for us the same prices as Sprint PCS receives from its vendors.

•       Advertising and promotions.   Sprint PCS uses national television, radio, print, outdoor and other advertising campaigns to promote its products. We benefit from the national advertising. In addition to Sprint PCS’s national advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our cost. We have the right to use any promotion or advertising materials developed by Sprint PCS and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements and incremental printing costs. Sprint PCS also runs numerous promotional campaigns that provide subscribers with benefits such as additional features at the same rate or free minutes of use for limited time periods. We generally offers these promotional campaigns to potential subscribers in our territory.

•       Resale of products and services.   Sprint PCS may choose to offer a resale product under which third party resellers, or MVNOs, will resell Sprint PCS products and services under brand names other than “Sprint PCS.” The management agreements provide that we will participate in all resale arrangements between Sprint PCS and resellers that are entered into, renewed or extended by

Sprint PCS prior to December 31, 2006, provided the terms and conditions of such resale arrangement meet certain minimum pricing floors set forth in our management agreements. With respect to resale arrangements entered into prior to April 1, 2004, we will be paid the reciprocal roaming rate for voice and data usage of the Sprint PCS network in our territory by customers of such resellers, which rates are fixed until December 31, 2006 at $0.058 per minute and $0.0020 per kilobyte, respectively. With respect to all resale arrangements entered into, renewed or extended by Sprint PCS between April 1, 2004 and December 31, 2006, we will receive the amount of fees collected by Sprint PCS from such resellers on a pass-through basis as payment for the use of the Sprint PCS network in our territory by customers of such resellers. We may elect to discontinue participation in any resale arrangement on the later to occur of (1) December 31, 2006, and (2) expiration of the then remaining term of such resale arrangement, giving effect to any renewals or extensions occurring prior to December 31, 2006. For purposes of determining renewals and extensions of resale arrangements, if an arrangement does not expressly state an initial term, then the arrangement will be deemed to have a five-year initial term, and if an arrangement states an initial term in excess of ten years, then the arrangement shall be deemed to have a ten-year initial term. We have begun discussions with Sprint regarding the terms and conditions under which we would continue to participate in reseller arrangements entered into, renewed or extended by Sprint after December 31, 2006; provided, however, that we have certain continuing obligations with respect to existing resellers.

•       Program requirements.   We must comply with the Sprint PCS program requirements for technical standards, customer service standards, roaming coverage and national and regional distribution and national accounts programs. Some of the technical standards relate to network up-time, dropped calls, blocked call attempts and call origination and termination failures. The management agreements provide that Sprint PCS can change the program requirements at its discretion and we must implement such changes within a commercially reasonable period of time; provided, however, that we can decline to implement certain changes that we determine will meet certain parameters. We can decline to implement a “capital” program requirement change, defined as change that would require us to make a capital expenditure that is greater than 5% of our capital budget, if such change would either (i) have a negative net present value applying a five-year discounted cash flow model or (ii) cause our combined peak negative cash flow to be an amount greater then 3% of our “enterprise value” (defined as the combined book value of our outstanding debt and equity less cash) when considered individually, or an amount greater than 5% of our enterprise value when combined with all other program requirement changes within the prior twelve months. Additionally, we can decline to implement a “non-capital” program requirement change, defined as a change that would not require us to make a capital expenditure in excess of 5% of our capital budget, if such change would either (i) cause our combined peak negative cash flow to be an amount greater than 3% of our “enterprise value” when considered individually, or an amount greater than 5% of our enterprise value when combined with all other program requirement changes within the prior twelve months or (ii) cause a decrease in our forecasted five-year discounted cash flow of more than 3% on a combined net present value basis when considered individually, or more than 5% on a combined net present value basis when combined with all other program requirement changes within the prior twelve months. Notwithstanding the foregoing, we are required to implement certain program requirement changes, regardless of whether we determine that such changes will exceed any of the above referenced parameters. We must implement a capital program requirement change if the capital requirement associated with such change is necessary to comply with the network performance standards required under our management agreement. Additionally, we must implement any program requirement change if the change relates to a pricing plan or a roaming program and Sprint PCS reasonably determines that the change must be implemented immediately to respond to competitive market forces. Finally, Sprint PCS may require us to implement any program requirement change if Sprint PCS compensates us the amount necessary to prevent us from exceeding all of the applicable above-referenced parameters.

•       Non-competition.   We may not offer Sprint PCS products and services outside our territory without the prior written approval of Sprint PCS. Within our territory, we may offer, market or promote telecommunications products and services only under the Sprint PCS brand, our own brands, brands of our related parties or other products and services approved under our respective management agreements, except that no brand of a significant competitor of Sprint PCS or its related parties may be used for those products and services. To the extent we have obtained or will obtain licenses to provide wireless personal communications services outside our territory, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint PCS. Additionally, if subscribers in our markets travel to other geographic areas, we must route those subscribers’ incoming and outgoing calls according to Sprint PCS’s roaming and inter-service area requirements, without regard to any wireless networks that we or our respective affiliates operate.

•       Inability to use non-Sprint brand.   We may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products and services on a non-branded, “private label” basis or under any brand, trademark or trade name other than the Sprint PCS brands, except for sales to resellers or as otherwise permitted under the trademark and service mark license agreements.

•       Transfer of the PCS network.   In conjunction with the sale of its wireless PCS network, Sprint PCS can sell, transfer or assign its wireless PCS network and its FCC licenses to a third party if the third party agrees to be bound by the terms of the management agreements and the services agreements.

•       Change in control.   Sprint PCS has the right to withhold its consent to any transaction pursuant to which the “ultimate parent” of iPCS Wireless,  Horizon Personal Communications,  or Bright Personal Communications Services, changes, but this consent cannot be unreasonably withheld.

•       Rights of first refusal.   Sprint PCS has rights of first refusal, without stockholder approval, to buy iPCS Wireless’s and Bright Personal Communications Services’s assets upon a proposed sale of all or substantially all of their respective assets used in the operation of their respective networks.

•       Term.   The initial term of iPCS’ management agreement commenced on January 22, 1999 and the initial terms of Horizon Personal Communications’s and Bright Personal Communication Services’s management agreements commenced on June 8, 1998 and October 13, 1999, respectively, and each continues for a period of 20 years. Following expiration of the initial term, the management agreements will automatically renew for three successive 10-year renewal periods (for a maximum of 50 years including the initial term), unless at least two years prior to the commencement of any renewal period either party notifies the other party that it does not wish to renew the applicable management agreement.

•       Termination of management agreements.   Each management agreement can be terminated as a result of the following events:

•        termination of Sprint PCS’s spectrum licenses in the applicable company’s territory;

•        an uncured breach under our management agreement;

•        our management agreement not complying with any applicable law in any material respect; or

•        the termination of any of our trademark and service mark license agreements.

The termination or non-renewal of the management agreement triggers some of our rights and some rights of Sprint PCS. The right of either party to require the other party to purchase or sell the operating assets is discussed below.

If we have the right to terminate a management agreement because of an event of termination caused by Sprint PCS, generally we may:

•       in the case of the agreement with iPCS Wireless, require Sprint PCS to purchase all of its operating assets used in connection with its network for an amount equal to at least 88% of its “entire business value” (as defined below); provided, however, in BTAs where Sprint PCS owns 10 MHz of spectrum or less, if Sprint PCS acquires additional spectrum, in the entirety of those BTAs in iPCS Wireless’ territory such that Sprint PCS is the licensee of 20 MHz or more of PCS spectrum in iPCS Wireless’ territory, then the amount must be equal to at least 80% of iPCS Wireless’ “entire business value”;

•       in the case of the agreements with each of Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC., require Sprint PCS to purchase either subsidiaries’ operating assets used in connection with its network for an amount equal to at least 80% of such subsidiary’s “entire business value”;

•       in all areas in its territory where Sprint PCS was the licensee for 20 MHz or more of the spectrum on the date the applicable management agreement was executed, require Sprint PCS to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of either (i) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS and (ii) 9% of the applicable subsidiary’s “entire business value”; or

•       choose not to terminate the management agreement and sue Sprint PCS for damages or submit the matter to arbitration.

If Sprint PCS has the right to terminate a management agreement because of an event of termination caused by us, generally Sprint PCS may:

•       require us, without stockholder approval, to sell the operating assets of the applicable subsidiary to Sprint PCS for an amount equal to 72% of the “entire business value” of the applicable subsidiary;

•       require us to purchase, subject to governmental approval, up to 10 MHz of licensed spectrum in our territory for an amount equal to the greater of either (i) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS and (ii) 10% of the “entire business value” of the applicable subsidiary;

•       take any action as Sprint PCS deems necessary to cure the breach of the management agreement, including assuming responsibility for, and operating, the network of the applicable subsidiary; or

•       choose not to terminate the management agreement and sue us for damages or submit the matter to arbitration.

•       Non-renewal of management agreements.   If Sprint PCS gives us timely notice that it does not intend to renew a management agreement, we may:

•        require Sprint PCS to purchase all of the operating assets used in connection with the network of the applicable subsidiary for an amount equal to 80% of the applicable subsidiary’s “entire business value”; or

•        in all areas in such subsidiary’s territory where Sprint PCS was the licensee for 20 MHz or more of the spectrum on the date the applicable management agreement was executed, require Sprint PCS to assign to such subsidiary, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of either (i) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS and (ii) 10% of such subsidiary’s “entire business value.”

If we give Sprint PCS timely notice of non-renewal, or we and Sprint PCS both give notice of non-renewal, or a management agreement expires with neither party giving a written notice of non-renewal, or if a management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint PCS may, subject to certain limitations:

•       purchase all of the applicable subsidiary’s operating assets, without stockholder approval, for an amount equal to 80% of its “entire business value”; or

•       require such subsidiary to purchase, subject to governmental approval, up to 10 MHz of licensed spectrum in such subsidiary’s territory for an amount equal to the greater of either (i) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS and (ii) 10% of such subsidiary’s “entire business value.”

•       Determination of entire business value.   If the “entire business value” of an operating subsidiary is to be determined, Sprint PCS and iPCS will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine the subsidiary’s “entire business value” on a going concern basis using the following principles:

•        the “entire business value” is based on the price a willing buyer would pay a willing seller for the entire ongoing business;

•        the then-current customary means of valuing a wireless telecommunications business will be used;

•        the business is conducted under the Sprint PCS brands and such company’s affiliation agreements with Sprint PCS;

•        such company is deemed to own the spectrum and frequencies presently owned by Sprint PCS that are used by such company under such company’s affiliation agreements with Sprint PCS; and

•        the valuation will not include any value for businesses not directly related to the Sprint PCS products and services, and those businesses will not be included in the sale.

•       Insurance.   We are required to obtain and maintain with financially reputable insurers who are licensed to do business in all jurisdictions where any work is performed under such company’s management agreements, and who are reasonably acceptable to Sprint PCS, workers’ compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and “all risk” property insurance.

•       Indemnification.   We have agreed to indemnify Sprint PCS and its directors, officers, employees and agents and related parties of Sprint PCS and their directors, officers, employees and agents against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in its management agreement or any other agreement between us and Sprint PCS, our ownership of the operating assets or the actions or the failure to act of anyone employed or hired by us in the performance of any work under the management agreement, except that we will not be obligated to indemnify Sprint PCS for any claims arising solely from the negligence or willful misconduct of Sprint PCS. Sprint PCS has agreed to indemnify us and our directors, officers, employees and agents against all claims against any of the foregoing arising from Sprint PCS’s violation of any law, from Sprint PCS’s breach of any representation, warranty or covenant contained in our management agreements or any other agreement between us and Sprint PCS, and, solely with respect to the former Horizon PCS subsidiaries, from the actions or the failure to act of anyone who is employed by Sprint PCS in the performance of any work under the management agreements between Sprint and such subsidiary, except Sprint PCS will not be obligated to indemnify such subsidiary for any claims arising solely from such subsidiary’s negligence or willful misconduct.

•       Dispute resolution.   If the parties cannot resolve any dispute between themselves, then our management agreements provide that the parties will continue to operate under our affiliation agreements with Sprint PCS and that either party may file suit in a court of competent jurisdiction or commence an arbitration proceeding. Absent our express agreement with Sprint PCS to submit an issue or dispute to arbitration, neither party can be compelled to submit a dispute to arbitration.

•       Most favored nation clause.   We generally have the right to amend our management agreements or services agreements to obtain the most favorable terms provided under a management agreement or services agreement between Sprint PCS and another Sprint PCS affiliate of similar size (defined as having at least three million covered persons) if, prior to December 31, 2006, Sprint PCS amends the terms of any of those agreements of another Sprint PCS affiliate of similar size in a manner that is more favorable than the terms of our agreements. This right is only effective, however, if we agree to accept all of the terms and conditions set forth in the other agreements agreed to after the date this right became effective; provided, however, that no specific changes will be made to such our agreements if such changes were made to the other Sprint PCS Affiliates’ agreements (1) solely because the affiliate owns spectrum on which its network operates (unless such Sprint PCS Affiliate acquired the spectrum from Sprint PCS after the date this right became effective), (2) such changes were compelled by a law or regulation inapplicable to us, (3) such changes were due solely to a change in a build-out plan or (4) such changes relate to unique terms or conditions.

The services agreements.   The services agreements outline various back office services provided by Sprint PCS and available to us for an additional fee.

The “Sprint CCPU services” are support services provided by Sprint relating to billing, customer care, collections, network operations control center monitoring, national platform, information technology, interconnectivity, voice mail, directory assistance, operator services and roaming clearinghouse services. We have agreed to continue to purchase the Sprint CCPU service from Sprint PCS through December 31, 2006 at a monthly rate per subscriber of $7.00 until December 31, 2005 and $6.75 from January 1, 2006 until December 31, 2006. Beginning in 2007, the monthly rate for the next three years for Sprint CCPU service will be reset to a mutually acceptable amount based on the amount necessary to recover Sprint PCS’s reasonable costs for providing Sprint CCPU service; provided, however that the monthly rate will not exceed $8.50 per subscriber. We have begun discussions with Sprint regarding the terms and conditions under which we would continue to purchase these services from Sprint after December 31, 2006, if at all. If we cannot agree with Sprint PCS on a new rate for any future three-year period beyond 2006, we have the option to continue to purchase the Sprint CCPU service and have an arbitrator determine the new rate or self-provision or procure those services elsewhere, subject to certain rights and procedures relating to our ability to transition only customer care and collection services beginning in 2008.

The “Sprint CPGA services” are services provided by Sprint relating to subscriber activation, credit verification, handset logistics and handset carrying and obsolescence costs. The cost for Sprint CPGA service is included as a part of the total costs that we use to calculate the non-GAAP financial measure that we use called “CPGA.”  We have agreed to continue to purchase the Sprint CPGA service from Sprint PCS through December 31, 2006 at a monthly rate of $23.00 per gross subscriber addition in the service area managed by iPCS Wireless’s area, and $22.00 per gross subscriber addition in the services areas of Horizon Personal Communications and Bright Personal Communications Services. Beginning in 2007, the monthly rate for the next three years for Sprint CPGA service will be reset to a mutually acceptable amount based on the amount necessary to recover Sprint PCS’s reasonable costs for providing Sprint CPGA service. We have begun discussions with Sprint regarding the terms and conditions under which we would continue to purchase these services from Sprint after December 31, 2006, if at all. If we cannot agree with Sprint on a new rate for any future three-year period beyond 2006, we have the option to continue to purchase the Sprint CPGA service and have an arbitrator determine the new rate or self-provision or procure those services elsewhere.

Sprint PCS may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services performed by Sprint PCS in connection with any other business or outside our markets. Sprint PCS must give us nine months’ notice if it discontinues a significant service, including customer service, billing or collections. If we wish to continue to receive that service, Sprint PCS will use commercially reasonable efforts to help us provide the service ourselves or find another vendor to provide the service and to facilitate any transition.

We may elect to outsource all (but not less than all) of our customer care services, which consist primarily of call center support, by providing notice to Sprint PCS during the six-month period beginning on January 1, 2006 and ending on June 30, 2006, together with payment of a $3.0 million election fee. After making the election, Sprint PCS will continue to provide services to us, other than the customer care services that have been outsourced, and the services agreement shall be amended to provide that the fees such company pays to Sprint PCS for the Sprint CCPU service and the Sprint CPGA service will be the then-current cost to Sprint PCS of such services; provided, however, that the fee for the Sprint CPGA service through December 31, 2006, shall be $15.00 multiplied by the number of gross customer additions in our territory.

We, on the one hand, and Sprint PCS, on the other hand, have agreed to indemnify each other as well as affiliates, officers, directors and employees of the other against any and all claims arising from violations by the indemnifying party of law or the services agreement except for any liabilities resulting from the negligence or willful misconduct of the person seeking to be indemnified or its representatives. Our services agreements also provide that no party will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, such services agreement except as may otherwise be required by the indemnification provisions. Our services agreements automatically terminate upon termination of the associated management agreement, and neither party may terminate the services agreement for any reason other than the termination of the associated management agreement.

The trademark and service mark license agreements.   We have a non-transferable license to use, at no additional cost to us, the Sprint and Sprint PCS brand names and several other U.S. trademarks and service marks on Sprint PCS products and services. We believe that the Sprint and Sprint PCS brand names and symbols enjoy a high degree of recognition, providing such companies an immediate benefit in the marketplace. The use of the licensed marks by us is subject to adherence to quality standards determined by Sprint and use of the licensed marks in a manner that would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed to promptly notify Sprint and Sprint PCS of any infringement of any of the licensed marks within our territory of which we become aware and to provide assistance to Sprint and Sprint PCS in connection with Sprint’s enforcement of its rights. We have agreed with Sprint and Sprint PCS that we and Sprint will each indemnify the other for losses incurred in connection with a material breach of the trademark license agreements. In addition, we have agreed to indemnify Sprint and Sprint PCS from any loss suffered by reason of a third party claim arising from our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint PCS products and services other than losses arising solely out of such our use of the licensed marks in compliance with the contractual guidelines.

Sprint and Sprint PCS can terminate our trademark and service mark license agreements if we file for bankruptcy or materially breach such agreements or if the associated management agreement is terminated. We can terminate our trademark and service mark license agreements upon Sprint’s or Sprint PCS’s abandonment of the licensed marks or if Sprint or Sprint PCS files for bankruptcy or the associated management agreement is terminated. Sprint can assign its interests in the licensed marks to a third party if that third party agrees to be bound by the terms of the company’s trademark and service mark license agreements.

REGULATORY ENVIRONMENT

Regulation of the Wireless Telecommunications Industry

The FCC can have a substantial impact upon entities that manage wireless personal communications service networks and/or provide wireless personal communications services because the FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications networks in the United States. Except as discussed below, Sprint, not us, holds the FCC licenses for the wireless services that we provide in our service territory. Therefore, most FCC regulations affecting the combined business apply directly to Sprint, but are binding on us indirectly through contractual obligations.

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

•       establish service requirements such as enhanced 911, service, telecommunications relay service for the deaf (TRS) and hearing aid compatibility (HAC) functionality;

•       participate in number “pooling” programs and maintain detailed records of numbers used subject to audit;

•       allocate spectrum for PCS and other wireless services and establish procedures, including auction procedures, for awarding licenses to utilize spectrum for provision of wireless services;

•       offer number portability to subscribers;

•       impose fines and forfeitures for violations of any of the FCC’s rules;

•       impose per-subscriber regulatory user fees on wireless telecommunications operations

•       regulate the construction of towers and the placement of antennae on new or existing structures;

•       regulate the technical standards of wireless personal communications services networks; and

•       govern certain aspects of the relationships between carriers and subscribers, such as the use of personal information and number portability.

Through rules that became fully effective on January 1, 2003, the FCC eliminated its spectrum cap for Commercial Mobile Radio Service, or CMRS, which includes broadband wireless personal communications services, cellular and SMR. The cap previously had limited CMRS providers to 55 MHz in any geographic area. The FCC also eliminated its rule that prohibited a party from owning interests in both cellular networks in the same Metropolitan Statistical Areas (“MSAs”), though it retained the cross- interest prohibition for less populous Rural Service Areas (“RSAs”). The FCC’s new rules blur the “bright line” rule previously provided by the spectrum caps, however, and require a case-by-case analysis to determine whether a proposed CMRS spectrum combination will not have an anticompetitive effect. Our merger with Horizon PCS did not implicate the FCC’s revised spectrum aggregation policy.

Transfers and Assignments of Wireless Personal Communications Services Licenses

Although we use Sprint PCS’s licenses to provide wireless service as a PCS Affiliate of Sprint, following the consummation of our merger with Horizon PCS, we own one FCC license for PCS services for the Chillicothe, Ohio market, and a related FCC license for microwave radio backhaul/control facilities. The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a wireless personal communications service license. The FCC granted its approval for the transfer of control of the Horizon PCS licenses on May 12, 2005. This grant of approval is now final and non-appealable, and on July 6, 2005 we notified the FCC that the merger was consummated as of July 1, 2005.

Conditions of Wireless Personal Communications Services Licenses

Wireless personal communications service licenses are granted for ten-year terms conditioned upon timely compliance with the FCC’s build-out requirements. Pursuant to the FCC’s build-out requirements, all 30 MHz broadband wireless personal communications service licensees must construct facilities that offer coverage to one-third of the population in their licensed areas within five years and to two-thirds of the population in such areas within ten years, and all 10 MHz broadband wireless personal communications services licensees must construct facilities that offer coverage to at least one-quarter of the population in their licensed areas within five years or make a showing of “substantial service” within that five-year period.

If the build-out requirements are not met, wireless personal communications service licenses could be forfeited. The FCC also requires licensees to maintain control over their licenses, which means that Sprint must maintain a sufficient degree of supervisory power over our activities involving Sprint’s spectrum. Our affiliation agreements with Sprint PCS reflect an arrangement that the parties believe meet the FCC requirements for licensee control of licensed spectrum.

If the FCC were to determine that any of our respective affiliation agreements with Sprint PCS need to be modified to increase the level of licensee control, the respective agreements may be modified to cure any purported deficiency regarding licensee control of the licensed spectrum. However, the business arrangement between the respective parties may have to be restructured. The FCC could also impose monetary penalties on Sprint, and possibly revoke one or more of the Sprint licenses.

Wireless Personal Communications Services License Renewal

Wireless personal communications service licensees can renew their licenses for additional ten-year terms. Wireless personal communications service renewal applications are not subject to auctions. However, under the FCC’s rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC’s rules afford wireless personal communications services renewal applicants involved in comparative renewal hearings with a “renewal expectancy.” The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the wireless personal communications service renewal applicant has:

•       provided “substantial service” during its license term; and

•       substantially complied with all applicable laws and FCC rules and policies.

The FCC’s rules define “substantial service” in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. The FCC’s renewal expectancy and procedures make it likely that Sprint will retain the wireless personal communications service licenses that we manage for the foreseeable future.

Interconnection

The FCC has the authority to order interconnection between CMRS providers and incumbent local exchange carriers. The FCC has ordered local exchange carriers to provide reciprocal compensation to CMRS providers for the termination of traffic. Interconnection agreements are negotiated on a statewide basis and are subject to state approval.

The FCC rules and rulings, as well as state proceedings, and a review by courts of such rules and rulings directly impact the nature and cost of the facilities necessary for interconnection of the PCS networks of Sprint with local, national and international telecommunications networks. They also determine the nature and amount of revenues that Sprint can receive for terminating calls originating on the networks of local exchange and other telecommunications carriers.

Other FCC Requirements

CMRS providers, including Sprint, are required to permit manual roaming on their networks. With manual roaming, any user whose mobile phone is technically capable of connecting with a carrier’s network must be able to make a call by providing a credit card number or making some other arrangement for payment. Since October 2000, the FCC has been considering changes in its rules that may terminate the manual roaming requirement and may impose automatic roaming obligations, under which users with capable equipment would be permitted to originate or terminate calls without taking action other than turning on the mobile phone.  In August 2005, the FCC issued a Memorandum Opinion and Order and Notice of Proposed Rulemaking (WT Docket Nos. 00-193 and 05-265) to examine whether its current rules regarding roaming requirements applicable to CMRS licensees (i.e., cellular, broadband PCS and covered SMR) should be modified given the current state of the CMRS market. Pursuant to this rulemaking, the FCC may proceed with the proposal to simply eliminate the current manual registration roaming requirement and not adopt an automatic roaming requirement, thus essentially leaving the future of roaming to “market forces”.

FCC rules require that local exchange and most CMRS providers allow subscribers to change service providers without changing telephone numbers, which, for wireless service providers, is referred to as wireless local number portability, or WLNP. FCC regulations requiring that most CMRS providers implement WLNP in the 100 largest metropolitan areas in the United States went into effect on November 24, 2003, and FCC regulations requiring that CMRS providers implement WLNP outside the 100 largest metropolitan areas in the United States went into effect on May 24, 2004. FCC regulations require most CMRS providers to be able to deliver calls from their networks to ported numbers anywhere in the country and contribute to the Local Number Portability Fund. Implementation of WLNP has required wireless personal communications service providers like Sprint (and indirectly, its affiliates) to purchase more expensive switches and switch upgrades. However, it has also enabled existing cellular subscribers to change to wireless personal communications services without losing their existing wireless telephone numbers, which has made it easier for wireless personal communications service providers to market their services to existing cellular users.

FCC rules require broadband personal communications services and other CMRS providers to implement enhanced emergency 911 capabilities that provide the location of wireless 911 callers to “Public Safety Answering Points.” The FCC has approved a plan proposed and amended by Sprint under which Sprint began selling specially equipped telephone handsets in 2001, with a rollout of such handsets that continued until June 30, 2003, when all new handsets activated nationwide were to be specially equipped. Sprint’s plan requires that by December 31, 2005, 95% of Sprint wireless subscriber handsets in service must be equipped for the Sprint wireless enhanced 911 service. Moreover, Sprint completed its PCS network upgrade to support enhanced 911 service by December 31, 2002 and began providing a specified level of enhanced 911 service by June 30, 2002.

In August 2004, the FCC adopted new regulations that require all telecommunications carriers to report outages to the FCC in order to maintain and improve the reliability and security of telecommunications networks.

Communications Assistance for Law Enforcement

The Communications Assistance for Law Enforcement Act (“CALEA”), enacted in 1994, requires wireless personal communications service and other telecommunications service providers to ensure that their facilities, equipment and services are able to comply with authorized electronic surveillance by federal, state and local law enforcement personnel. Wireless personal communications service providers were generally required to comply with the current industry CALEA capability standard, known as J-STD-025, by June 30, 2000, for the electronic interception of voice communications, and with certain additional standards by September 30, 2001. Wireless personal communications service providers are also required to implement “packet-mode” electronic interception capabilities. Wireless communications service providers, including Sprint (on behalf of itself and the PCS Affiliates of Sprint, including us), filed for an extension of time to implement the packet-mode interception capabilities until November 19, 2003. The FCC extended the compliance date to January 30, 2004 in the absence of an FBI program to develop agreed upon carrier deployment dates. On January 30, 2004, Sprint (on behalf of itself and the PCS Affiliates of Sprint) filed a request for further extension to deploy packet-mode interception capabilities. On June 21, 2004, the Department of Justice opposed the request for additional time. In December 2004, Sprint deployed packet-mode CALEA electronic capabilities in its wireless IP network compliant with industry standards, therefore negating the request for extension of time as it applies to Sprint’s packet-mode ReadyLink™ service. Sprint’s request for extension of time with respect to other packet-mode services remains pending. Most wireless personal communications service providers are ineligible for federal reimbursement for the software and hardware upgrades necessary to comply with the CALEA capability and capability requirements. In addition, the FCC is considering petitions from numerous parties to establish and implement technical compliance standards pursuant to CALEA requirements. In sum, CALEA capability and capability requirements are likely to impose some additional switching and network costs upon Sprint and the PCS Affiliates of Sprint and other wireless entities.

The USA Patriot Act of 2001 included certain provisions that enable law enforcement agencies and other branches of the government to more easily acquire records and information regarding certain uses of communications facilities from telecommunications carriers, including PCS carriers.

Federal Tower/Antenna Regulations

Sprint and the PCS Affiliates of Sprint must bear the expense of compliance with FCC and Federal Aviation Administration (FAA) regulations regarding the siting, painting, lighting and construction of transmitter towers and the mounting of antennae on new or existing structures. In addition, FCC environmental regulations may cause some of our base station locations to become subject to the additional expense of regulation under the National Environmental Policy Act (“NEPA”) and the National Historic Preservation Act (“NHPA”). The FCC is required to implement these acts by requiring service providers to meet land use and radio emissions standards. In particular, the construction of a new tower, building or other structure to be used as an antenna structure requires the owner of such structure to (1) perform an environmental assessment to ensure that the structure will not have a substantial effect on the environment, and will comply with NEPA protections concerning wildlife preserves, Indian religious sites, endangered species habitats, flood plains, historic districts, etc.; (2) obtain State Historic Preservation Officer (“SHPO”) approval of the structure, or verify that it qualifies for an exemption from this requirement under the National Programmatic Agreement governing antenna siting; (3) perform an analysis to ensure that facilities using the structure will not violate the FCC’s restrictions concerning the health effects of radio frequency radiation; and (4) determine if the structure will affect the radiation pattern of nearby AM broadcast stations. Moreover, the mounting of an antenna on a new or existing structure requires the licensee to make the above determinations, with respect to its antenna. Finally, if the construction of an antenna structure or mounting of an antenna involves the acquisition of land or construction of a fuel storage tank at the antenna site (e.g., for use by a back up power generator), then the owner/licensee may have to take certain steps to ensure its compliance with the Comprehensive Environmental Response, Compensation and Liability Act  (“CERCLA”).

Review of Universal Service Requirements

The FCC and certain states have established “universal service” programs to ensure that affordable, quality telecommunications services are available to all Americans. Sprint is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that Sprint’s “contribution” to the federal universal service program is a variable percentage of “end-user telecommunications revenues.” Although many states have or are likely to adopt a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC’s rules. At the present time, it is not possible to predict the extent of the Sprint total federal and state universal service assessments or its ability to recover from the universal service fund. However, some wireless entities are seeking state commission designation as “eligible telecommunications carriers,” enabling them to receive federal and state universal service support.

The House Commerce Committee has released a discussion draft of the Universal Service Reform Act of 2005, announcing that it encourages interested parties to provide comments by December 23, 2005. The Universal Service Reform Act would increase contributions to the Universal Service Fund by assessing them on the intrastate, interstate, and international revenues of: 1) Any entity that pays into the USF under the current system (e.g., long distance providers); 2) Any provider of a service that uses telephone numbers, Internet Protocol (IP) addresses or their functional equivalents to provide or enable real time voice communications and in which the voice component is the primary function (e.g., cable telephony and Voice over Internet Protocol (VoIP) providers); and 3) Any provider that offers a network connection for a fee to the public (e.g., digital subscriber line (DSL), cable modem, WiMax, and broadband over power line (BPL) providers. Currently, wireless telecommunications providers pay their universal service contribution based only on the interstate portion of their revenues, but the Universal Service Reform Act (if enacted) could broaden the USF contribution base to include all wireless revenues.

Partitioning/Disaggregation/Spectrum Leasing

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

FCC rules also allow service providers to enter into flexible spectrum leasing arrangements with licensees in a wide variety of wireless radio services, including wireless personal communications services. These “secondary market” rules are intended to promote increased facilities-based competition in wireless services and may provide us with another means of obtaining access to wireless personal communications service spectrum as a supplement or alternative to the existing management arrangements.

Wireless Facilities Siting

States and localities are not permitted to regulate the placement of wireless facilities so as to “prohibit” the provision of wireless services or to “discriminate” among providers of those services. In addition, so long as a wireless network complies with the FCC’s rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. These rules are designed to make it possible for Sprint and the PCS Affiliates of Sprint and other wireless entities to acquire necessary tower sites in the face of local zoning opposition and delays. However, states may require wireless providers to demonstrate that they comply with FCC regulations concerning the health effects of radio frequency radiation. In addition, state and local safety and aesthetic regulations/zoning ordinances apply to wireless providers, to the extent that such regulations are not found by a court to prohibit the provision of wireless services or discriminate among wireless providers. Moreover, wireless providers must seek State Historic Preservation Office approval of tower or antenna siting actions as described above; and wireless providers must also make filings necessary to register to do business in each state in which they intend to operate.

Equal Access

Wireless providers are not required to provide long-distance carriers with equal access to wireless subscribers for the provision of toll services. This enables iPCS and Sprint to generate additional revenues by reselling the toll services of Sprint and other interexchange carriers from whom we can obtain favorable volume discounts. However, the FCC is authorized to require unblocked access to toll service providers subject to certain conditions.

Other State Regulation of Wireless Service

With the rapid growth and penetration of wireless services has come a commensurate surge of interest on the part of some state legislatures and state public utility commissions in regulating our industry. State regulation has imposed limitations on customer billing, termination of service arrangements, advertising, filing of “informational” tariffs, certification of operation, service coverage and quality, drivers’ use of handsets, provision of emergency 911 service and many other areas. We anticipate that this trend will continue. It will require us to devote resources to working with the states to respond to their concerns while minimizing any new regulation that could increase our costs of doing business.

Section 332 of the Communications Act preempts states from regulating the rates and entry of CMRS providers. However, states may petition the FCC to regulate the rates and entry of those providers and the FCC may grant that petition if the state demonstrates that:

•       market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory; or

•       such market conditions exist and commercial mobile radio service is a replacement for a substantial portion of the landline telephone service within the state.

To date, the FCC has granted no such petition.

Section 332 of the Communications Act does not prohibit a state from regulating the other “terms and conditions” of commercial mobile services, including consumer billing information and practices, billing disputes and other consumer protection matters. Several states have invoked this language to impose, or propose, various consumer-related regulations on the wireless industry such as rules governing customer contracts and advertising. In some instances, state public service commissions still require CMRS providers to register, and to notify the commissions in the event of a change in ownership or discontinuance of service. Prior notification to customers may also be required. States also may impose their own universal service support regimes on wireless and other telecommunications carriers, similar to the requirements that have been established by the FCC.

To the extent Sprint and the PCS Affiliates of Sprint provide fixed wireless loop service, we may be subject to additional state regulation. These standards and rulings have prevented states from delaying the entry of wireless personal communications services and other wireless carriers into their jurisdictions via certification and similar requirements, and from delaying or inhibiting aggressive or flexible wireless price competition after entry.

Interference Temperature

In November 2003, the FCC launched an inquiry aimed at establishing a new paradigm for the determination of interference to wireless services. Currently, interference measurements are based on transmitter operations. The proposed “interference temperature” would take into account interactions between transmitters and receivers, as well as all other elements of the radio frequency environment. One goal of this proceeding is to create opportunities for other transmitters, whether licensed or unlicensed, to operate in bands that are now exclusively reserved for licensees, such as the personal communications service frequencies used by Sprint. It is too early in this proceeding to determine what effect, if any, this inquiry by the FCC will have on the combined business.

ITEM 1A.   RISK FACTORS

Risks Related to Our Business, Strategy and Operations

Our substantial leverage could adversely affect our ability to incur additional indebtedness if needed and could negatively affect our ability to service our debt.

We are highly leveraged. As of September 30, 2005, our total outstanding debt, including capital lease obligations but excluding the markup of the Horizon PCS debt to fair value, was approximately $290.4 million. As of that date, such indebtedness represented approximately 52% of our total capitalization. The indentures that govern our 11 1/2% senior notes and our 11 3/8% senior notes permit us and our subsidiaries to incur additional indebtedness subject to certain limitations. The incurrence of additional indebtedness could further exacerbate the risks associated with our leverage. If we incur additional indebtedness that ranks equally with the senior notes, the holders of that debt will be entitled to share ratably with the holders of the senior notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us.

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

The ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions, the outcome of our litigation with Sprint,  and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms in a timely manner or at all. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of out indebtedness on commercially reasonable terms or at all. The indentures that govern the senior notes limit our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, result in our bankruptcy.

We may fail to realize the anticipated benefits of our merger with Horizon PCS.

We closed our merger with Horizon PCS on July 1, 2005. The success of our merger with Horizon PCS will depend, in part, on our ability to realize the anticipated growth opportunities, economies of scale and other benefits from combining the business of iPCS with the business of Horizon PCS. To realize the anticipated benefits of this combination, our management team must develop strategies and implement a business plan that will:

•       effectively manage the networks and markets of iPCS and Horizon PCS;

•       effectively manage cash for use in financing future growth and working capital needs;

•       effectively manage the marketing and sales of the services;

•       successfully retain and attract key employees, including management, during a period of transition and in light of the competitive employment market; and

•       maintain adequate focus on existing businesses and operations while working to integrate the two companies.

The diversion of our management’s attention from ongoing operations and any difficulties encountered in the transition and integration process could have a material adverse effect on our financial condition and results of operations. If we do not realize economies of scale and other anticipated benefits as a result of the merger,  our operations and results may suffer. There is no assurance that combining our business with that of Horizon PCS, even if achieved in an efficient, effective and timely manner, will result in combined results of operations and financial conditions superior to what we could have achieved independently.

We incurred significant costs associated with our merger with Horizon PCS and will continue to incur additional costs associated with the merger.

We incurred significant direct transaction costs associated with our merger with Horizon PCS, which were included as a part of the total purchase price for accounting purposes. We will continue to pay severance expenses in connection with the termination of the employment of certain employees of Horizon PCS, and other costs associated with integrating the two companies. We may incur additional charges in subsequent quarters associated with the merger.

We emerged from bankruptcy in 2004 and we have a history of net losses. We may incur additional losses in the future, and our operating results could fluctuate significantly on a quarterly and annual basis.

We emerged from bankruptcy in July 2004 and Horizon PCS emerged from bankruptcy in October 2004. Prior to our emergence from bankruptcy and the implementation of fresh-start accounting,

we had a net accumulated deficiency of $393.5 million and Horizon PCS had a net accumulated deficiency of $685.9 million. Our future operating profitability and cash flows from operating activities will depend upon many factors, including, among others, the outcome of our litigation against Sprint, our ability to market Sprint PCS products and services, achieve projected market penetration and manage subscriber turnover rates. If we do not achieve and maintain operating profitability and positive cash flows from operating activities, we may be unable to make interest or principal payments on the senior notes. Our inability to satisfy our obligations may result in our restructuring or bankruptcy.

In addition, our future operating results and cash flows will be subject to quarterly and annual fluctuations due to many factors, some of which are outside our control. These factors include increased costs we may incur in connection with the further development, expansion and upgrade of our wireless network and fluctuations in the demands for our services. We may not achieve or sustain profitability. To the extent our quarterly or annual results of operations fluctuate significantly, we will be unable to pay amounts due under the senior notes. Our inability to satisfy our obligations may result in our restructuring or bankruptcy.

It is our strategy to continue our subscriber growth, which may negatively affect our near term profitability.

We intend to continue to grow our subscriber base by expanding our sales distribution channels, particularly the number of exclusive co-branded dealers and company-owned retail stores, and by increasing our sales and marketing activities in order to maximize revenues from our third generation network and advanced product offerings. If we seek to accelerate our subscriber growth, we will incur significant up-front subscriber acquisition expenses, which initially will result in reduced levels of cash flows from operating activities as compared to our most recent prior periods. In addition, to the extent our subscriber growth includes a higher percentage of sub-prime credit subscribers, our churn and bad debt expense may increase, which would impair our ability to maintain and increase our revenues and cause a deterioration in our operating margin.

Our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in our historical financial statements.

As a result of our emergence from bankruptcy, we are operating our business with a new capital structure, and are subject to fresh-start accounting prescribed by generally accepted accounting principles. In accordance with fresh-start accounting, assets and liabilities were recorded at fair value, with the enterprise value that was determined in connection with the reorganization. Accordingly, iPCS’s financial condition and results of operations for the periods subsequent to July 1, 2004 are not comparable to the financial condition or results of operations for the periods as of and prior to July 2, 2004 reflected in our historical consolidated financial statements included elsewhere in this report.

If we receive lower revenues or incur more fees than we anticipate for PCS roaming from Sprint PCS, our results of operations may be negatively affected.

We are paid a fee from Sprint PCS for every minute and kilobyte that Sprint PCS’s subscribers not based in our territory use the Sprint PCS network in our territory. Similarly, we pay a fee to Sprint for every minute and kilobyte that our subscribers use the Sprint PCS network outside our territory. The per-minute and per-kilobyte rates that we receive from Sprint PCS and that we pay to Sprint PCS are the same and are fixed until the end of December 2006. Thereafter, the rate will change, based on an agreed-upon formula that may have an adverse effect on us. In addition, Sprint PCS subscribers based in our territory may spend more time outside our territory than we anticipate, and wireless subscribers from outside our territory may spend less time in our territory or may use our services less than we anticipate. Our ratio of inbound to outbound roaming with Sprint PCS was approximately 1.5 to 1 for the year ended September 30, 2005. We expect this ratio to decline over time as our subscriber base continues to grow, resulting in us receiving less Sprint PCS roaming revenue and/or having to pay more in Sprint PCS roaming fees than we collect in Sprint PCS roaming revenue which will negatively affect our operating results.

Roaming revenue from subscribers of wireless communications providers other than Sprint PCS and other PCS Affiliates of Sprint may decline in the future which may negatively affect our operating results.

We derive a significant amount of roaming revenue from wireless communications providers other than Sprint PCS and other PCS Affiliates of Sprint for permitting their subscribers to roam on the Sprint PCS network in our territory. For the year ended September 30, 2005, approximately 7% of our roaming revenue was attributable to revenue derived from these other wireless communications providers. We do not have agreements directly with these wireless providers. Instead, we rely on roaming arrangements that Sprint PCS has negotiated and entered into. Sprint PCS may negotiate and enter into roaming arrangements with other wireless communications providers at rates that are lower than current rates, resulting in a decrease in our roaming revenue. If the rates offered by Sprint PCS are not attractive, these other wireless communications providers may decide to build out their own networks in our territory and compete with us directly or enter into roaming arrangements with our competitors who already have networks in our territory, resulting in a decrease in our roaming revenue. Roaming revenue from subscribers of wireless communications providers other than Sprint PCS and PCS Affiliates of Sprint may decline as a result of decreased roaming traffic in our territory if our quality of service does not continue to meet designated technical and quality standards or if we are unable to control fraudulent use.

Our roaming arrangements may not be competitive with other wireless communications providers, which may restrict our ability to attract and retain subscribers which may negatively affect our operating results.

We do not have agreements directly with other wireless service providers for roaming coverage outside our territory for Sprint PCS subscribers based in our territory. Instead, we rely on roaming arrangements that Sprint PCS has negotiated with other wireless communications providers for coverage in these areas. Some risks related to these arrangements are as follows:

•       the arrangements may not benefit us in the same manner that they benefit Sprint PCS;

•       the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by Sprint PCS;

•       the price of a roaming call may not be competitive with prices charged by other wireless companies for roaming calls;

•       subscribers must end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network;

•       Sprint PCS subscribers based in our territory may not be able to use advanced PCS features from Sprint PCS, such as PCS Vision, while roaming;

•       Sprint PCS or the carriers providing the service may not be able to provide accurate billing information on a timely basis; and

•       if Sprint PCS subscribers based in our territory do not have a similar wireless experience as when they are on the Sprint PCS network, we may lose current subscribers and Sprint PCS products and services may be less attractive to potential new subscribers.

If we are unable to attract and retain subscribers for any reason, our ability to maintain and increase revenues will be impaired and our operating margin will deteriorate.

If we lose the right to install our equipment on wireless towers or are unable to renew expiring leases for wireless towers on favorable terms or at all, our business and results of operations could be adversely impacted.

Virtually all of our base stations are installed on leased tower facilities that may be shared with one or more other wireless communications providers. In addition, a large portion of these leased tower sites are owned by a limited number of  tower companies. If a master agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support the use of its tower sites by us, we would have to find new sites or may be required to rebuild the affected portion of the Sprint PCS network in our territory. In addition, the concentration of our tower leases with a limited number of tower companies could adversely affect our results of operations and financial condition if any of our operating subsidiaries is unable to renew its expiring leases with these tower companies either on favorable terms or at all. If any of the tower leasing companies with whom we do business should experience severe financial difficulties, or file for bankruptcy protection, our ability to use our towers could be adversely affected. That, in turn, would adversely affect our revenues and financial condition if a material number of towers were involved.

We depend on other telecommunications companies for some services that, if delayed or interrupted, could delay our expected increases in subscribers and revenues.

We depend on other telecommunications companies to provide facilities and transport to interconnect portions of our network and to connect our network with the landline telephone system. Without these services, we could not offer Sprint PCS services to our subscribers in some areas. From time to time, we have experienced delays in obtaining facilities and transport from some of these companies, and in obtaining local telephone numbers for use by our subscribers, which are sometimes in short supply, and we may continue to experience delays and interruptions in our network operations and our business may suffer. Delays or interruptions could also result in a breach of our affiliation agreements with Sprint PCS, subjecting these agreements to potential termination by Sprint PCS.

Alternative technologies and current uncertainties in the wireless and overall communications market may make the technology we use obsolete or reduce demand for PCS products and services.

The wireless telecommunications industry is experiencing significant and rapid technological change, as evidenced by the continued pace of upgrades in existing digital wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. We rely on Sprint to keep pace with these technological changes. If Sprint is unable to keep pace with these technological changes or other changes in the wireless communications market, the technology used in our network or our business strategy may become obsolete. Other carriers are in the process of upgrading their networks to 3G technologies such as EV-DO, Universal Mobile Telecommunications System (UMTS) or High-Speed Downlink Packet Access (HSDPA). We have upgraded our network to CDMA 1xRTT, which is the name for the first phase of CDMA’s evolution to 3G, and, as of September 30, 2005, are offering PCS Vision services in markets representing approximately 99.6% of the covered population in our territory. Sprint PCS has begun to deploy EV-DO technology in portions of its service area and expects its EV-DO service, marketed as “Power Vision,” to be accessible to about 150 million people in early 2006. Although we are not required to deploy EV-DO across our network, we deployed EV-DO in Grand Rapids, Michigan and may similarly elect to deploy EV-DO technology in additional portions of our service area, which would significantly increase our capital expenditures. If we fail to implement significant technological changes, we may also lose subscribers and our ability to maintain and increase revenues will be impaired.

The convergence of wireless, landline telephone service, cable television and Internet access is also creating uncertainties in the overall communications market.  The proliferation of Wi-Fi  and the potential application of WiMAX create additional uncertainty about how customers will communicate wirelessly in the future. Future wireless applications on current or future portions of the wireless spectrum may also reduce demand for the wireless products and services we offer for Sprint.  In addition, Sprint has interests in developing technologies and delivery channels, such as its recently announced joint venture with certain cable companies, including Comcast, Time Warner and Cablevision, that may have a material adverse effect on our business.

The loss of the officers and skilled employees upon whom we depend to operate our business could adversely affect our operating results.

Our business is managed by a small number of executive officers on whom we depend to operate our business. We believe that our future success will depend in part on our continued ability to retain these executive officers and to attract and retain other highly qualified technical and management personnel. Notwithstanding our employment agreements with certain of our executives, we may not be successful in retaining key personnel or in attracting and retaining other highly qualified technical and management personnel. Moreover, our past inability to meet our obligations that resulted in our bankruptcy filing, or the perception that we may not be able to meet our obligations following the reorganization, could adversely affect our ability to retain or attract high-quality personnel. The loss of the officers and skilled employees upon whom we depend to operate our business could adversely affect operating results.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business and operating results.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. If we fail to achieve and maintain the adequacy of our internal control, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed and investors could lose confidence in our reported financial information.

Risks Related to Our Relationship with Sprint PCS

Our ability to conduct our business would be severely restricted if Sprint PCS terminates our affiliation agreements.

Our relationship with Sprint PCS is governed by our affiliation agreements with it. We do not own any licenses that are used in our portion of the Sprint PCS network and our business depends on the continued effectiveness of these affiliation agreements with Sprint PCS. Sprint PCS may be able to terminate our affiliation agreements with it if we materially breach the terms of the agreements. These terms include operational and network requirements that are extremely technical and detailed and apply to each retail store, cell site and switch site. Many of these operational and network requirements can be changed by Sprint PCS, in certain cases, with little notice. As a result, we may not always be in compliance with all requirements of our affiliation agreements with Sprint PCS. Sprint PCS conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes need to be addressed. We may need to incur substantial costs to remedy any noncompliance. If we are not in compliance with our affiliation agreements, such failure could limit our ability to obtain any additional financing that we may need in order to remedy such noncompliance. Additionally, our substantial indebtedness and our recent emergence from bankruptcy could further limit our ability to obtain additional financing. If we cannot obtain additional financing, we may be unable to remedy such noncompliance, thereby resulting in a material breach of our affiliation agreements which could lead to their termination by Sprint PCS. If Sprint PCS terminates or fails to renew our affiliation agreements or fails to perform its obligations under those agreements, our ability to conduct business would be severely restricted.

If we materially breach our affiliation agreements with Sprint PCS, Sprint PCS may have the right to purchase our operating assets at a discount to market value.

Our affiliation agreements with Sprint PCS require that we provide network coverage to a minimum network coverage area within specified time frames and that we meet and maintain Sprint PCS’ technical and customer service requirements. A failure to meet Sprint PCS’s technical or customer service requirements contained in the affiliation agreements, among other things, would constitute a material breach of the agreements, which could lead to their termination by Sprint PCS. We may amend our affiliation agreements with Sprint PCS in the future to expand our network coverage. Our affiliation agreements with Sprint PCS provide that upon the occurrence of an event of termination caused by our breach of such agreements, Sprint PCS has the right to, among other things, purchase our operating assets without stockholder approval and for a price equal to 72% of our “entire business value,” which is our appraised value determined using certain principles set forth in our affiliation agreements with Sprint PCS and based on the price a willing buyer would pay a willing seller for our entire business as a going concern. See “Business—Our Affiliation Agreements with Sprint PCS” for a description of how we calculate our entire business value.

Sprint PCS may make decisions that could reduce our revenues, increase our expenses and/or our capital expenditure requirements and make our affiliate relationships with Sprint PCS  less advantageous than expected.

Under our affiliation agreements with Sprint PCS, Sprint PCS has a substantial amount of control over factors that significantly affect the conduct of our business. We are required to offer PCS subscriber pricing plans from Sprint PCS designated for regional or national offerings, including “Fair & Flexible” plans, “Free & Clear” plans and “PCS Vision” plans. Sprint PCS prices subscriber pricing plans based on its own objectives and could set price levels or change other characteristics of its plans in a way that may not be economically advantageous for our business, which would result in decreased revenues and/or increased expenses. In addition, subject to certain limitations set forth in our affiliation agreements with Sprint PCS, Sprint PCS may alter its network and technical requirements or request that we build out additional areas within our territory, which could result in increased operating expenses, additional equipment and build-out costs or in Sprint PCS building out that area itself or assigning it to another PCS Affiliate of Sprint.Certain provisions of our affiliation agreements with Sprint PCS may diminish our value and restrict the sale of our business.

Under specific circumstances and without stockholder approval, Sprint PCS may purchase our operating assets or capital stock at a discount. In addition, Sprint PCS has the right to withhold its consent to any transaction in which the “ultimate parent” of any of our operating subsidiaries that is the party to the affiliation agreements with Sprint PCS, changes. We must obtain the consent of Sprint PCS prior to any assignment by us of our affiliation agreements with it. Sprint PCS also has a right of first refusal if we decide to sell our operating assets to a third party. We are also subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of our operating assets to competitors of Sprint PCS. These restrictions and the other restrictions contained in our affiliation agreements with Sprint PCS restrict our ability to sell our business, may reduce the value a buyer would be willing to pay for our business, and may reduce our “entire business value,” which is our appraised value determined using principles set forth in our affiliation agreements with Sprint PCS and based on the price a willing buyer would pay a willing seller for our entire business as a going concern.

Problems with Sprint PCS’s internal support systems could lead to customer dissatisfaction or increase our costs.

We rely on Sprint PCS’s internal support systems, including customer care, billing and back office support. Sprint PCS has entered into business process outsourcing agreements with third parties to provide these services. Sprint PCS may not be able to successfully add system capacity, its internal support systems may not be adequate and the third parties that Sprint PCS has contracted with may not perform their obligations. Problems with Sprint PCS’ internal support systems could cause:

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

Our costs for internal support systems may increase if Sprint PCS terminates all or part of our service agreeements with it.

The costs for the services provided by Sprint PCS under our affiliation agreements with Sprint PCS relative to billing, customer care and other back-office functions for the year ended September 30, 2005 were approximately $27.2 million. Because we incur the majority of these costs on a per-subscriber basis, which, under our affiliation agreements with Sprint PCS, is fixed until the end of December 2006 and after which will be reset by Sprint based on the amount necessary to recover its costs to provide the services, we expect the aggregate cost for such services to increase as the number of our subscribers increases. We have begun discussions with Sprint regarding the terms and conditions under which we would continue to purchase these back-office and support services from Sprint after December 31, 2006, if at all. If we cannot agree with Sprint PCS on a new rate for any future three-year period beyond 2006, we have the option to continue to purchase such services and have an arbitrator determine the new rate or self-provision or procure those services elsewhere. Sprint PCS has the right to terminate any service provided under such agreements upon nine months’ prior written notice, but if we desire to continue receiving such service, Sprint PCS has agreed that it will assist us in developing that function internally or locating a third party vendor that will provide that service. Although Sprint PCS has agreed that if it terminates the services, it will reimburse us for expenses we incur in transitioning to any service internally or to a third party, if Sprint PCS terminates a service for which we have not developed or are unable to develop a cost-effective alternative, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted. We do not currently have a contingency plan if Sprint PCS terminates a service we currently receive from it or if we cannot reach agreement with Sprint on new rates.

If Sprint PCS does not maintain control over its licensed spectrum, our affiliation agreements with Sprint PCS may be terminated which will negatively affect our operating results.

Sprint PCS, not us, holds the licenses necessary to provide wireless services in our territory. The FCC requires that licensees like Sprint PCS maintain control of their licensed systems and not delegate control to third party operators or managers without the FCC’s consent. Our affiliation agreements with Sprint PCS reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum. However, if the FCC were to determine that any of our affiliation agreements with Sprint PCS need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreements to comply with applicable law. If we cannot agree with Sprint PCS to modify the agreements, those agreements may be terminated. If the agreements are terminated, we would no longer be a part of the Sprint PCS network and we would not be able to conduct our business.

The FCC may fail to renew the Sprint PCS wireless licenses under certain circumstances, which would prevent us from providing wireless services.

Sprint PCS wireless licenses are subject to renewal and revocation by the FCC. Certain of Sprint PCS wireless licenses in our territory will expire in 2007, but we expect will be renewed for additional ten-year terms. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint PCS or us to comply with these standards could result in the non-renewal of the Sprint PCS licenses for our territory. Additionally, if Sprint PCS does not demonstrate to the FCC that Sprint PCS has met the construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint PCS loses its licenses in our territory for any of these reasons, we and our subsidiaries would not be able to provide wireless services without obtaining rights to other licenses. If Sprint PCS loses its licenses in another territory, Sprint PCS or the applicable PCS Affiliate of Sprint would not be able to provide wireless services without obtaining rights to other licenses and our ability to offer nationwide calling plans would be diminished and potentially more costly.

Parts of our territory have limited licensed spectrum, which may adversely affect the quality of our service.

In the majority of our markets, Sprint PCS has licenses covering 20 MHz or 30 MHz of spectrum. However, Sprint PCS has licenses covering only 10 MHz in parts of our territory which represent approximately 3.8 million in total population out of a total population of over 15.0 million residents in our territory. In the future, as our subscriber base increases in those areas, this limited licensed spectrum may not be able to accommodate increases in call volume or changes or upgrades in technology and may lead to increased dropped calls and may limit our ability to offer enhanced services. We may also have to increase our capital expenditures and/or operating expenses in an attempt to compensate for this lack of licensed spectrum.

We rely on Sprint PCS  for a substantial amount of our financial information. If that information is not accurate, our ability to accurately report our financial data could be adversely affected, and the investment community could lose confidence in us.

Under our affiliation agreements, Sprint performs our billing, customer care and collections, PCS network systems support, inventory logistics, long distance transport and national third party sales support. The data provided by Sprint related to these functions they perform for us is the primary source for our service revenue and for a significant portion of our cost of service and roaming, and selling and marketing expenses included in our statement of operations. We use this data to record our financial results and prepare our financial statements. If Sprint fails to deliver timely and accurate information, this may lead us to make adverse decisions and inaccurate assumptions for future business plans and could also negatively affect our cash flows as Sprint collects our receivables and remits a net amount to us that is based on the financial information it provides. In addition, delays and inaccuracies which are material could adversely affect the effectiveness of our disclosure controls and procedures and if we later identify material errors in that data provided to us, we may be required to restate our financial statements. If that occurs as to us or any other PCS Affiliate of Sprint, investors and securities analysts may lose confidence in us.

If Sprint does not succeed, our business may not succeed.

If Sprint has a significant disruption to its business plan or PCS network, fails to operate its business in an efficient manner or suffers a weakening of its brand name, our operations and profitability would likely be negatively impacted. If Sprint should have significant financial problems, including bankruptcy, our business would suffer material adverse consequences, which could include termination or revision of our affiliation agreements with Sprint PCS.

The merger between Sprint and Nextel and the outcome of our litigation relating thereto may have an adverse effect on us in ways that would be beyond our control.

We have filed two complaints against Sprint alleging, among other things, that following the consummation of the merger between Sprint and Nextel, Sprint will breach its exclusivity obligations to us under our management agreements. Our complaints seek, among other things, a temporary restraining order, a preliminary injunction and a permanent injunction enjoining Sprint and those acting in concert with it from engaging in certain conduct following the closing of their merger that would violate our affiliation agreements with Sprint PCS. We cannot predict the outcome of our litigation against Sprint. If we do not prevail, Sprint may operate the legacy Nextel business in our territory in a manner that has an adverse effect on our business and operations, including by engaging in conduct expressly prohibited by the Forbearance Agreement, examples of which are set forth below. If we do not prevail, our stock price may be adversely affected.

We agreed not to seek a temporary restraining order or a preliminary injunction against Sprint so long as Sprint operates the Nextel business in our territory subject to the limitations set forth in the Forbearance Agreement. Notwithstanding the Forbearance Agreement, Sprint’s ownership and operation of the Nextel business in our territory has, among other things, caused customer confusion in our territory. The Forbearance Agreement is scheduled to expire on January 1, 2006 in the territory managed by iPCS Wireless, and after the date that any decision after trial is rendered in the Delaware Court of Chancery in the territories managed by Horizon Personal Communications and Bright Personal Communications Services. We do not know how Sprint will operate the Nextel business in our territory after expiration of the Forbearance Agreement. Upon expiration, Sprint may operate the legacy Nextel business in a manner that may have a material adverse effect on us. For example, Sprint may:

•  share our confidential information with persons at Sprint outside of the group responsible for managing Sprint’s relationship with the PCS Affiliates of Sprint;

•  engage in conduct designed to induce and facilitate existing customers of Sprint PCS in our territory to transition their service to Nextel (e.g., direct marketing, local advertising and waiver of early termination fees);

•  sell dual-mode handsets in our territory that are pre-programmed to travel on the legacy Nextel network as opposed to the portion of the Sprint PCS network in our territory;

•  change the branding on legacy Nextel stores in our territory;

•  co-brand legacy Nextel products and services as Sprint in national third party retailers in our territory.

We do not know whether we will ultimately reach agreement on mutually satisfactory terms for revised affiliation agreements. It is likely that any such revised affiliation agreements would result in us making significant payments to lease or acquire assets relating to the legacy Nextel network in our territory, to purchase legacy Nextel subscribers in our territory and/or to commit to a further build-out and expansion of our network beyond what is required under our existing affiliation agreements with Sprint PCS. There is no assurance that we will have adequate funds on hand or the ability to borrow such funds in order to acquire the network assets or subscribers or to otherwise modify our network. In addition, any borrowing would increase our existing substantial leverage.

As of December 16, 2005, Sprint has acquired, or announced that it has agreed to acquire, five PCS Affiliates of Sprint, four of whom had also filed suit against Sprint relating to the merger of Sprint and Nextel. Giving effect to these acquisitions, there will be five remaining PCS Affiliates of Sprint. As a result of these acquisitions, Sprint may not devote as much of its personnel and resources to the remaining PCS Affiliates of Sprint, which may have a material adverse effect on our operations.

If other PCS Affiliates of Sprint have financial difficulties, the PCS network of Sprint could be disrupted which may negatively affect our operating results.

The Sprint PCS network is a combination of networks. The large metropolitan areas are operated by Sprint, and the areas in between them are operated by PCS Affiliates of Sprint, all of which are independent companies like us. We believe that most, if not all, of these companies have incurred substantial debt to finance the large cost of building out their networks. If other PCS Affiliates of Sprint experience financial difficulties, the Sprint PCS network could be disrupted in the territories of those PCS Affiliates of Sprint. Material disruptions in the Sprint PCS network could have a material adverse effect on our ability to attract and retain subscribers. If the affiliation agreements of those PCS Affiliates of Sprint, are like ours, Sprint PCS would have the right to step in and operate the affected territory. However, this right could be delayed or hindered by legal proceedings, including any bankruptcy proceeding related to the affected PCS Affiliates of Sprint. Like us, another PCS Affiliate of Sprint recently emerged from bankruptcy and others have experienced financial difficulties.

Risks Related to the Wireless Telecommunications Industry

We may experience a high rate of subscriber turnover, which would adversely affect our financial performance.

The wireless telecommunications industry in general, and Sprint PCS and the PCS Affiliates of Sprint in particular, including us, have experienced a high rate of subscriber turnover, commonly known as churn. We believe this higher churn rate has resulted from Sprint PCS’s programs for marketing its services to sub-prime credit subscribers and Sprint PCS’ focus on adding subscribers from the consumer segment of the industry, rather than the business segment. Significant competition in our industry and general economic conditions may cause our future churn rate to be higher than our historical rate. Factors that may contribute to higher churn include:

•       inability or unwillingness of subscribers to pay, resulting in involuntary deactivations, which accounted for approximately 42% of our subscriber deactivations for the year ended September 30, 2005;

•       subscriber mix and credit class, particularly sub-prime credit subscribers, which accounted for approximately 24% of our subscriber base as of September 30, 2005;

•       attractiveness of our competitors’ products, services and pricing, coupled with the wireless local number portability (“WLNP”) requirement enabling subscribers to keep their telephone numbers and thereby, making turnover easier;

•       network performance and coverage relative to our competitors;

•       customer service;

•       failure by Sprint or us to offer competitive rates, service offerings, handset pricing and customer retention benefits to existing customers;

•       any increased prices for services in the future;

•       customer confusion as a result of the Sprint-Nextel merger; and

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

Intense competition in the wireless telecommunications industry could cause prices for wireless products and services to continue to decline. If prices drop, our rate of net subscriber additions will take on greater significance in improving our financial condition and results of operations. However, as our and our competitors’ penetration rates in our markets increase over time, our rate of adding net subscribers could decrease further. If this decrease were to happen, it could materially adversely affect our liquidity, financial condition and results of operations. In addition, we may incur additional costs through equipment upgrades and other retention costs to keep our current subscribers from switching to our competitors.

Significant competition in the wireless telecommunications industry may result in our competitors offering new services or lower prices, which could prevent us from operating profitably and may cause prices for our services to continue to decline in the future.

Competition in the wireless telecommunications industry is intense. Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the wireless telecommunications industry. If prices for our services continue to decline, it could adversely affect our ability to increase revenue, which would have a material adverse effect on our financial condition, our results of operations. In addition, the viability of our business depends upon, among other things, our ability to compete with other wireless providers on reliability, quality of service, availability of voice and data features and customer care. In addition, the pricing of our services may be affected by competition, including the entry of new service providers into our markets. Furthermore, there has been a recent trend in the wireless telecommunications industry toward consolidation of wireless service providers, which we expect to lead to larger competitors over time.

Our dependence on Sprint PCS to develop competitive products and services and the requirement that we obtain Sprint PCS’ consent to sell non-Sprint approved equipment may limit our ability to keep pace with our competitors on the introduction of new products, services and equipment. Some of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and Internet access, along with their wireless communications services. In addition, we may be at a competitive disadvantage because we may be more highly leveraged than some of our competitors.

We are a consumer business and an economic downturn in the United States involving significantly lowered consumer spending could negatively affect our results of operations.

Our primary subscriber base is composed of individual consumers, and in the event of an economic downturn in the United States in which spending by individual consumers drops significantly, our business may be negatively affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Our corporate headquarters is located in Schaumburg, Illinois. We lease office space for our headquarters and other parts of our operations, primarily for our retail stores, base stations and switching centers, in a number of locations. As of September 30, 2005, we leased 33 retail stores and five switching centers. As of September 30, 2005, we also leased space on 1,484 wireless towers owned by third parties. During the year ended September 30, 2005, we completed the sale of 92 of our owned wireless towers to TCP Communications, LLC and Global Tower, LLC. Accordingly, as of September 30, 2005, we own four wireless towers. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed on commercially reasonable terms.

ITEM 3.     LEGAL PROCEEDINGS

On February 23, 2003, iPCS, Inc. and its wholly owned subsidiaries iPCS Wireless, Inc. and iPCS Equipment, Inc. filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court-administered reorganization. Its plan of reorganization was confirmed by the Bankruptcy Court on July 9, 2004 and declared effective on July 20, 2004. iPCS’s bankruptcy case remained open at September 30, 2005, pending resolution of outstanding claims and disputes relating to state property taxes.

Prior to our merger with Horizon PCS, Inc., on August 15, 2003, Horizon PCS, Inc. and its wholly owned subsidiaries, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the purpose of effecting a court-administered reorganization. Its plan of reorganization was confirmed by the Bankruptcy Court on September 21, 2004 and declared effective on October 1, 2004. As of September 30, 2005, the Horizon PCS bankruptcy case remained open pending the resolution of an outstanding state franchise tax claim.

On July 15, 2005, we caused our wholly owned subsidiary, iPCS Wireless, Inc., to file a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois, and on July 22, 2005, we caused our wholly owned subsidiaries, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, to file a complaint against Sprint, Sprint PCS and Nextel in the Court of Chancery of the State of Delaware, New Castle County. The complaints are substantially similar and allege, among other things, that following the consummation of the merger between Sprint and Nextel, Sprint will breach its exclusivity obligations to us under our management agreement. Our complaints seek, among other things, a temporary restraining order, a preliminary injunction and a permanent injunction enjoining Sprint and those acting in concert with it from engaging in certain conduct post-closing in violation of its management agreement. Our trials against Sprint seeking a permanent injunction are scheduled to commence on January 9, 2006, in the Delaware Court of Chancery, and on February 6, 2006 in Cook County Circuit Court. See “Our Litigation Against Sprint and the Forbearance Agreement” in Item 1.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.   Shares of our common stock began trading on the Pink Sheets LLC on August 3, 2004 under the symbol “IPCX.” Prior to that date, there was no public market for our common stock. On April 29, 2005 we announced that our common stock also began trading on the OTC Bulletin Board. As of December 16, 2005, there were in excess of 340 beneficial owners of our common stock. On December 16, 2005, the last reported sale price of our common stock was $46.00.

The following table sets forth on a per share basis the high and low bid prices for our common stock for the quarters (or portion thereof) indicated as reported by the Pink Sheets LLC:

	High	Low
Fiscal Year Ended September 30, 2005
Fourth Quarter Ended September 30, 2005	$45.10	$32.60
Third Quarter Ended June 30, 2005	$35.15	$30.45
Second Quarter Ended March 31, 2005	$33.00	$29.00
First Quarter Ended December 31, 2004	$30.25	$18.25
Fiscal Year Ended September 30, 2004
Fourth Quarter Ended September 30, 2004 (beginning August 3, 2004)	$19.00	$15.50

Dividend Policy.   We have not previously paid dividends. Our future decisions concerning the payment of dividends will depend on our results of operations, financial condition and capital expenditure plans and will be subject to limitations under the indentures governing our senior notes, as well as such other factors that our board of directors, in its sole discretion, may consider relevant.

Securities Authorized for Issuance Under Equity Compensation Plans.   See our disclosure set forth below in Item 12. Security ownership of certain beneficial owners and management related stockholder matters.

ITEM 6.   SELECTED FINANCIAL DATA

We derived the following balance sheet data as of September 30, 2005 and 2004 and statement of operations data for the years ended September 30, 2005 and 2003, and for the periods ended September 30, 2004 and July 1, 2004 from our audited consolidated financial statements, included elsewhere in this report. We derived the following balance sheet data as of September 30, 2003, 2002, and 2001 and the statement of operations for the year ended September 30, 2002 and for the nine months ended September 30, 2001 from our audited consolidated financial statements, which are not included in this report.

In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, we adopted fresh-start accounting as of July 1, 2004, and our emergence from Chapter 11 resulted in a new reporting entity. Results for the periods as of and prior to July 1, 2004 have been designated as results of the “Predecessor Company” and results for the periods subsequent to July 1, 2004 have been designated as results of the “Successor Company.” Under fresh-start accounting, our reorganization equity value was allocated to the assets and liabilities based on their respective fair values and was in conformity with SFAS No. 141 “Business Combinations”. As a result of the implementation of fresh-start accounting, our financial statements after July 1, 2004 are not comparable to our financial statements for prior periods. Results as of and for the year ended September 30, 2005 include results for Horizon PCS from the date of acquisition (July 1, 2005) and, accordingly, are not comparable to prior periods.

The financial information presented in the tables below are from our audited financial statements. It is important that you also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and, in each case, any related notes thereto included elsewhere in this report.

	Successor Company		Predecessor Company
	Year Ended September 30, 2005	Period Ended September 30, 2004	Period Ended July 1, 2004	Year Ended September 30, 2003	Year Ended September 30, 2002	Nine Months Ended September 30, 2001
	(Dollars in thousands except per share data)
Statement of Operations Data:
Revenues:
Service revenue	$189,177	$37,909	$107,097	$145,249	$116,187	$47,180
Roaming revenue	82,959	15,829	34,525	44,220	47,303	25,309
Equipment and other revenue	7,911	1,644	4,240	4,824	6,931	5,023
Total revenues	280,047	55,382	145,862	194,293	170,421	77,512
Operating expenses:
Cost of service and roaming (exclusive of depreciation, as shown separately below)	(153,224)	(29,082)	(83,230)	(130,065)	(128,512)	(60,496)
Cost of equipment	(27,260)	(5,584)	(12,801)	(11,797)	(20,484)	(14,275)
Selling and marketing	(44,893)	(7,996)	(20,976)	(27,343)	(44,727)	(24,862)
General and administrative expenses(a)	(11,354)	(1,705)	(3,550)	(5,546)	(24,930)	(8,635)
Reorganization income (expense)(b)	—	—	60,797	(31,093)	—	—
Stock-based compensation expense	(1,200)	(22)	—	—	(3,985)	(1,530)
Depreciation	(53,700)	(8,790)	(28,596)	(37,274)	(33,687)	(13,922)
Amortization of intangible assets	(18,126)	(3,051)	—	(3,274)	(3,915)	(1,463)
Gain (loss) on disposal of property and equipment	(141)	4	(13)	(474)	(6,318)	467
Impairment of goodwill(c)	—	—	—	—	(8,060)	—
Impairment of property and equipment(c)	—	—	—	—	(29,382)	—
Impairment of intangible assets(c)	—	—	—	—	(23,626)	—
Total operating expenses	(309,898)	(56,226)	(88,369)	(246,866)	(327,626)	(124,716)
Operating income (loss)	(29,851)	(844)	57,493	(52,573)	(157,205)	(47,204)
Interest income	1,782	289	263	70	604	3,537
Interest expense	(22,926)	(5,425)	(10,142)	(20,301)	(26,154)	(16,995)
Cancellation of debt(d)	—	—	131,956	—	—	—
Other income (expense), net	57	4	7	(63)	56	3
Income (loss) before income taxes and cumulative effect of a change in accounting principle	(50,938)	(5,976)	179,577	(72,867)	(182,699)	(60,659)
(Provision for) benefit from income taxes	—	—	—	—	—	—
Income (loss) before cumulative effect of a change in accounting principle	(50,938)	(5,976)	179,577	(72,867)	(182,699)	(60,659)
Cumulative effect of a change in accounting principle, net of taxes(e)	—	—	—	—	4,335	—
Net income (loss)	$(50,938)	$(5,976)	$179,577	$(72,867)	$(178,364)	$(60,659)
Other Data:
Basic and diluted loss per share of common stock(f)	$(4.60)	$(0.65)	n/a	n/a	n/a	n/a

	Successor Company		Predecessor Company
	As of September 30,		As of September 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$98,107	$57,760	$17,654	$27,588	$54,579
Property and equipment, net	153,504	134,931	170,620	200,735	198,161
Total assets	673,990	312,308	221,574	280,695	328,756
Total current liabilities	89,235	53,797	157,961	370,183	40,684
Total liabilities not subject to compromise	—	—	171,674	—	—
Liabilities subject to compromise(g)	—	—	229,477	—	—
Total liabilities	403,908	223,262	—	387,405	261,087
Redeemable preferred stock(h)	—	—	—	—	121,548
Stockholder’s equity (deficiency)(i)	270,082	89,046	(179,577)	(106,710)	(53,879)

(a)           General and administrative expenses for the nine months ended September 30, 2001 and the year ended September 30, 2002 included approximately $2.4 million and $18.4 million, respectively, of expenses related to AirGate’s acquisition of us.

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

(c)           In 2002, we recorded an impairment charge of approximately $8.1 million as a result of our annual impairment testing of goodwill as required by SFAS No. 142 “Goodwill and Other Intangibles”. In addition, we recorded impairment charges of approximately $53.0 million under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which consisted of approximately $23.6 million of intangible assets and $29.4 million of property and equipment.

(d)          As of the effective date of our plan of reorganization, we recognized income of approximately $132.0 million on the cancellation of debt related to the discharge of certain of our liabilities subject to compromise as required under our plan of reorganization.

(e)           In connection with AirGate’s acquisition of us, we changed our method of recognizing interest expense on our then existing senior discount notes effective as of October 1, 2001. The cumulative effect of this change in accounting for the periods through September 30, 2001, was a reduction in the carrying value of the senior discount notes by approximately $4.3 million along with a corresponding decrease in our net loss.

(f)             Basic and diluted loss per share for the Successor Company are calculated by dividing the net loss available to common stockholders by the weighted average number of shares of our common stock. Pursuant to our plan of reorganization, 8.6 million shares were distributed to our unsecured creditors on the effective date and the remaining 0.4 million shares held in reserve were distributed in 2005 upon resolution of disputed claims. The full nine million shares were used in the calculation of weighted average shares for the years ended September 30, 2005 and the period ended September 30, 2004. The calculation was made in accordance with SFAS No. 128, “Earnings Per Share”. The basic and diluted loss per share are the same because the inclusion of the incremental potential shares from any assumed exercise of stock options is antidilutive. Per share information is not presented for the Predecessor Company as it is not meaningful.

(g)           Amount includes approximately $206.7 million related to our then existing senior discount notes and other amounts owed to Sprint and other creditors.

(h)          In connection with AirGate’s acquisition of us, all shares of preferred stock were converted into common shares.

(i)             As part of our plan of reorganization, our previously issued common stock was cancelled and new equity was issued to our general unsecured creditors in satisfaction and retirement of their claims.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following is an analysis of our results of operations, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Form 10-K. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to the risk and uncertainties listed in the section entitled “This Annual Report Contains Forward-Looking Statements” and other factors discussed elsewhere herein and in our other filings with the SEC.

Definitions of Operating Metrics

In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we provide certain financial measures that are calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and as adjusted to GAAP (“non-GAAP”) to assess our financial performance. In addition, we use certain non-financial terms that are not measures of financial performance under GAAP. Terms such as net subscriber additions and churn are terms used in the wireless telecommunications industry. The non-GAAP financial measures of average revenue per user (“ARPU”) and cost per gross addition (“CPGA”) reflect standard measures of performance commonly used in the wireless telecommunications industry. The non-financial terms and the non-GAAP measures reflect wireless telecommunications industry conventions and are commonly used by the investment community for comparability purposes. The non-GAAP financial measures included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are reconciled below in “Reconciliation of Non-GAAP Financial Measures” and, together with the non-financial terms, are summarized as follows:

•       Net subscriber additions for the period represented is calculated as the gross new subscribers acquired in the period less the number of subscribers deactivated plus the net subscribers  transferred in or out of our markets during the period.

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

•       ARPU, or average revenue per user, is a measure of the average monthly service revenue earned from subscribers based in our territory. This measure is calculated by dividing subscriber revenues in our consolidated statement of operations by the number of our average monthly subscribers during the period divided by the number of months in the period.

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

•  Licensed population represents the number of residents (usually expressed in millions) in the markets in our territory for which we have an exclusive right to provide wireless mobility communications services under the Sprint brand name. The number of residents located in our territory does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

•  Covered population represents the number of residents (usually expressed in millions) covered by our portion of the wireless network of Sprint. The number of residents covered by our network does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” unless the context indicates otherwise, all references to “subscribers” or “customers’ and other operating metrics mean subscribers or customers excluding subscribers of resellers, or MVNOs, that use our network and resell wireless service under private brands.

Overview

As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in 80 markets including markets in Illinois, Michigan, Pennsylvania, Indiana, Iowa, Ohio and Tennessee. The territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our portion of the PCS network of Sprint PCS is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, exclusive co-branded dealers, major national retailers and local third party distributors. Based on the 2000 population counts compiled by the U.S. Census Bureau adjusted by estimated growth rates from third party proprietary demographic databases, as of September 30, 2005, our licensed territory had a total population of approximately 15.0 million residents, of which our wireless network covered approximately 11.3 million residents. At September 30, 2005, we had approximately 476,400 subscribers. We are headquartered in Schaumburg, Illinois.

We recognize revenues from our subscribers for the provision of wireless telecommunications services, proceeds from the sale of handsets and accessories through channels controlled by us and fees from Sprint PCS and other wireless service providers and resellers when their subscribers roam onto our network. Sprint PCS retains 8% of all service revenue collected from our subscribers (not including product sales or roaming charges billed to our subscribers) and 8% of all fees collected from other wireless service providers and resellers when their subscribers roam onto our network. We report the amount retained by Sprint PCS as an operating expense. In addition, Sprint PCS bills our subscribers for taxes, handset insurance and Universal Service Fund charges which we do not record. Sprint PCS collects these amounts from the subscribers and remits them to the appropriate entity.

As part of our affiliation agreements with Sprint PCS, we have contracted with Sprint to provide to us back-office services such as subscriber activation, handset logistics, billing, customer care and network monitoring services through December 31, 2006. We elected to obtain these services from Sprint to take advantage of its economies of scale, to accelerate our build-out and market launches and to lower our capital requirements. The cost for these services is primarily on a per subscriber or per transaction basis and is recorded as an operating expense. We have begun discussions with Sprint regarding the terms and conditions under which we would continue to purchase these services from Sprint after December 31, 2006, if at all.

Reorganization

On February 23, 2003, while we were wholly owned by AirGate, we filed for bankruptcy under Chapter 11 of the Bankruptcy Code. The decision to file was based on a combination of factors, including weakness in the wireless telecommunications industry and the economy generally. In addition, we had experienced a decline in liquidity and cash flow, making it difficult for us to comply with our debt service obligations. We believe that actions taken by Sprint—specifically, decreasing our roaming rate and imposing new and higher fees on us—were the primary reason for the decline in our liquidity. Accordingly, in connection with our bankruptcy filing, we filed a complaint against Sprint and Sprint PCS alleging that Sprint breached its affiliation agreements with us.

During our bankruptcy we operated our business and managed our assets as debtors-in-possession, subject to the supervision of the bankruptcy court, without obtaining debtor-in-possession financing. This relief provided us the time necessary to reorganize our business, which included slowing subscriber growth to reduce our acquisition costs, increasing our focus on prime subscribers and aligning our operations through cost reductions to compete in our marketplace and to improve our financial results.

On July 9, 2004, the bankruptcy court confirmed our plan of reorganization and the plan of reorganization became effective on July 20, 2004. On the effective date we paid a portion of the net proceeds from the senior notes issued in connection with our emergence to satisfy in full in cash our obligations to each of the lenders under our then existing senior secured credit facility and to permanently retire the loans thereunder. The remaining net proceeds from the senior notes was used to satisfy all other secured claims, administrative and other priority claims and unsecured convenience claims and to pay fees and expenses related to the reorganization, as well as for general corporate purposes. Additionally, all of our subordinated claims were discharged and all of our then existing capital stock was cancelled. As a result of the consummation of our reorganization, our senior secured credit facility has been repaid in full in cash and terminated, and our senior discount notes have been cancelled and the holders have received shares of our common stock.

Merger with Horizon PCS, Inc.

On July 1, 2005, we completed our tax-free stock for stock merger transaction with Horizon PCS, Inc., in which Horizon PCS, Inc. merged with and into iPCS, Inc. with iPCS, Inc. as the surviving corporation. Horizon PCS, Inc. was a PCS Affiliate of Sprint whose territory covered 40 markets in nine contiguous states. Based on covered population and total subscribers, we are now the second largest PCS Affiliate of Sprint and, upon the closing of the announced merger of Sprint and Alamosa Holdings, Inc., we will be the largest. In addition, the transaction almost doubled the size of our operations, thereby providing future synergies in a number of operating and administrative areas. The transaction was accounted for under the purchase method and the results of Horizon PCS, Inc. are included in our consolidated results of operations from the date of acquisition.

Relationship with Sprint

Our relationship with Sprint is the most significant relationship we have. The terms of our relationship are set forth in our affiliation agreements with Sprint PCS. Pursuant to these affiliation agreements, we agreed to offer PCS services using Sprint’s spectrum under the Sprint brand name on a wireless network built and operated at our own expense. We believe that our strategic relationship with Sprint PCS provides significant competitive advantages. In particular, we believe that our affiliation agreements with Sprint PCS allow us to offer high quality, nationally branded wireless voice and data services for lower cost and lower capital requirements than would otherwise be possible.

Sprint’s merger with Nextel has thrust our relationship with Sprint into a state of uncertainty, the resolution of which may have a materially adverse effect on our business. On December 15, 2004, Sprint announced that it had signed a merger agreement with Nextel pursuant to which they would merge and combine their operations. Shortly after announcing the merger, Sprint also announced that it would pursue discussions with the PCS Affiliates of Sprint—including us—directed toward a modification of their affiliation agreements to address the implications of its merger with Nextel. Although the parties engaged in discussions with respect to such a modification, no agreement has been reached. As discussed in Item 1. Business—“Our Litigation Against Sprint and the Forbearance Agreement” above, we have filed lawsuits against Sprint, Sprint PCS and Nextel.

We do not know how Sprint intends to operate the legacy Nextel network in iPCS  Wireless’s territory after expiration of the Forbearance Agreement on January 1, 2006 and in Horizon PCS’s territory after the date that any decision after trial is rendered by the Delaware Court of Chancery. Sprint may elect to operate the legacy Nextel business in a manner that may have a material adverse effect on us. We do not know whether we will ultimately reach agreement with Sprint on mutually satisfactory terms for revised affiliation agreements. If we are able to modify our affiliation agreements with Sprint, it is likely that any such revised affiliation agreements would materially change our business and operations. We do not know the outcome of our pending litigation against Sprint. If we do not prevail, Sprint may engage in conduct that has a material adverse effect on our business and operations. We intend to continue to enforce our rights to the fullest extent, but there is no assurance that we will prevail.

Consolidated Results of Operations

In accordance Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” the results of operations and the liquidity and financial condition of the Successor Company have not been combined with those of the Predecessor Company in this Management’s Discussion and Analysis. The period ended September 30, 2004 refers to the three-month period beginning on July 2, 2004. The period ended July 1, 2004 refers to the nine-month period beginning on October 1, 2003.

Results of operations for any period less than one year are not necessarily indicative of results of operations for a full year. In addition, results for the year ended September 30, 2005 include results for Horizon PCS from the date of acquisition (July 1, 2005) and accordingly are not comparable to the results of operations for any prior period.

Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics that we use for the relevant time periods:

	Successor Company		Predecessor Company
	As of and For the Year Ended September 30, 2005	As of and For the Period Ended September 30, 2004	As of and For the Period Ended July 1, 2004	As of and For the Year Ended September 30, 2003
Total Subscribers	476,400	240,500	233,000	220,100
Net Subscriber Additions	47,900	7,500	12,900	4,400
Churn.	2.6%	2.9%	2.7%	3.4%
ARPU.	$51.27	$53.43	$53.04	$53.36
CPGA.	$377	$368	$378	$345

Net Subscriber Additions.   On July 1, 2005, we acquired Horizon PCS which provided personal communication services to approximately 188,000 subscribers as of June 30, 2005. The other increases in net subscriber additions from 2003 to 2005 can be attributed to the increase in our distribution outlets, primarily from our retail stores and exclusive co-branded dealers in our territory, and to our increased sales and promotional efforts to attract new subscribers.

After our Chapter 11 bankruptcy filing in February 2003, we closed stores and cancelled distribution agreements with local agents in order to limit new activations as a means to conserve cash. Throughout 2004, we began slowly ramping up our growth in new subscriber additions.

Churn.   The improvement in churn for the year ended September 30, 2005 over 2004 resulted primarily from improvements in network quality, the increased competitiveness of our rate plans and handsets, and increased take rates of family plans and overage protection plans (such as Fair and Flexible plans). In addition, approximately 85% of our subscribers were under contract at September 30, 2005, compared to approximately 75% at September 30, 2004.

Churn for the year ended September 30, 2003 was 3.4%. The higher churn rate in 2003 was due to a higher percentage of sub-prime customers we were adding prior to our Chapter 11 bankruptcy filing in February 2003.

Average Revenue Per User.   The reduction in ARPU reflected a reduction in minutes over plan revenue, the elimination of accrued activation fees as part of fresh start accounting, and the July 2005 merger with Horizon PCS, whose subscribers historically had a lower ARPU. For the year ended September 30, 2005, our average monthly minutes over plan revenue per user was $4.01. For the periods ended September 30, 2004 and July 1, 2004, average monthly minutes over plan revenue per user was $6.08 and $6.10, respectively. Average monthly data revenue, however, has increased to $5.66 for the year ended September 30, 2005 compared to $4.38 and $2.86, respectively, for periods ended September 30, 2004 and July 1, 2004. We expect this trend of increasing data revenue will help offset continued decreases in minutes over plan revenue.

ARPU was $53.36 for the year ended September 30, 2003. For the year ended September 30, 2003, our average monthly minutes over plan revenue per user was $8.71 and our average monthly data revenue was $1.17.

Cost Per Gross Addition.   The increased CPGA for the fiscal year ended September 30, 2005 over the periods ended September 30, 2004 and July 1, 2004 was due to higher costs associated with increasing our distribution and growing our subscriber base. These costs include promotional expenses, commissions and equipment subsidies and rebate expenses. At September 30, 2005, we operated 33 retail stores, including 13 stores in Horizon PCS’s territory, and managed 59 co-branded dealers, including 13 dealers in Horizon PCS’s territory. At both September 30, 2004 and at July 1, 2004, we operated 12 retail stores.  At September 30, 2004 and at July 1, 2004, we managed seven and four exclusive co-branded dealers, respectively.

For the year ended September 30, 2003, CPGA was $345. The increased CPGA for the periods ended September 30, 2004 and July 1, 2004 relative to the fiscal year ended September 30, 2003 was due to higher costs we incurred as we started to ramp up our growth of new subscriber additions, including promotional expenses, commissions and equipment subsidies and rebate expenses.

Reconciliation of Non-GAAP Financial Measures (All Revenues and Expenses in Thousands)

We utilize certain financial measures that are not calculated in accordance with GAAP to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The non-GAAP financial measures discussed in “—Results of Operations” are ARPU and CPGA. A description of each of these non-GAAP financial measures is provided in “—Definition of Operating Metrics.” The following tables reconcile the non-GAAP financial measures with our consolidated financial statements presented in accordance with GAAP, excluding subscriber data.

	Successor Company
	For the Year Ended September 30, 2005	For the Period Ended September 30, 2004
ARPU
Service revenue	$189,177	$37,909
Average subscribers	307,495	236,505
ARPU	$51.27	$53.43

	Predecessor Company
	For the Period Ended July 1, 2004	For the Year Ended September 30, 2003
ARPU
Service revenue	$107,097	$145,249
Average subscribers	224,334	226,859
ARPU	$53.04	$53.36

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenues.

	Successor Company
	For the Year Ended September 30, 2005	For the Period Ended September 30, 2004
CPGA
Selling and Marketing:	$44,893	$7,996
plus: Activation costs included in cost of service and roaming	(552)	(471)
plus: Equipment costs, net of cost of upgrades	21,140	4,828
less: Equipment revenue, net of upgrade revenue	(5,841)	(1,193)
CPGA costs	$59,640	$11,160
Gross adds	158,225	30,307
CPGA	$377	$368

	Predecessor Company
	For the Period Ended July 1, 2004	For the Year Ended September 30, 2003
CPGA
Selling and Marketing:	$20,976	$27,343
plus: Activation costs included in cost of service and roaming	1,070	1,530
plus: Costs of products sold, net of cost of upgrades	9,669	10,500
less: Products sales revenues, net of upgrade revenue	(3,179)	(3,610)
CPGA costs	$28,536	$35,763
Gross adds	75,395	103,592
CPGA	$378	$345

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

Revenues.

The following table sets forth a breakdown of revenues by type:

	Successor Company		Predecessor Company
	For Year Ended September 30, 2005	For the Period Ended September 30, 2004	For the Period Ended July 1, 2004	For the Year Ended September 30, 2003
Service revenue	$189,177	$37,909	$107,097	$145,249
Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint	73,096	14,385	29,748	35,764
Roaming revenue from other wireless carriers	5,493	1,231	4,645	8,456
Reseller revenue	4,370	213	132	—
Equipment revenue	7,692	1,483	3,805	4,369
Other revenue	219	161	435	455
Total revenues	$280,047	$55,382	$145,862	$194,293

Service revenue.   Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes over plan, long distance, travel and roaming usage charges, other feature revenues and late payment fee and early cancellation fee revenues. Deductions for billing adjustments and promotional credits are recorded as a reduction to service revenue. Increases in service revenue from 2003 to 2005 reflect a larger number of subscribers on our network as a result of a focus on increased subscriber growth after we emerged from bankruptcy coupled with the subscribers acquired with the merger with Horizon PCS offset with a decrease in ARPU.

Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.   We receive revenue on a per minute basis for voice traffic and per kilobyte basis for data traffic when subscribers of Sprint PCS and other PCS Affiliates of Sprint use our network. In addition, we receive toll revenue for any long distance calls made by these subscribers while roaming on our network. The reciprocal roaming rate arrangement we have with Sprint PCS for inbound and outbound roaming was $0.058 per minute for voice charges effective January 1, 2003, and dropped to $0.041 per minute effective January 1, 2004. Effective April 1, 2004, this rate returned to $0.058 per minute. This rate is effective through December 31, 2006. For data traffic, this rate was $0.0013 per kilobyte in 2003 and $0.0020 in 2004. The 2004 rate is also effective through December 31, 2006. These rates will be reset effective January 1, 2007.

The increase in roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint was due to an increase in roaming minutes and increased kilobyte traffic per subscriber. As we have seen in our own subscriber usage, we also experienced increased growth in kilobyte data usage from subscribers of Sprint PCS and other PCS Affiliates of Sprint. Roaming minutes and kilobytes from subscribers of Sprint PCS and other PCS Affiliates of Sprint for the year ended September 30, 2005 were 1.0 billion and 3.3 billion, respectively, compared to 206 million and 516 million and 466 million and 940 million for the periods ended September 30, 2004, and July 1, 2004 respectively. For the year ended September 30, 2003, roaming minutes and kilobytes from subscribers of Sprint PCS and other PCS Affiliates of Sprint were 459 million and 486 million, respectively.

Roaming revenue from other wireless carriers.   We receive roaming revenue from wireless carriers other than Sprint and other PCS Affiliates of Sprint when subscribers of such other wireless carriers roam in our territory. We do not have agreements with these other wireless carriers. Instead, we rely on roaming arrangements Sprint PCS has negotiated with them. We are paid on a per minute basis for voice traffic pursuant to these agreements. Roaming revenue from other wireless carriers has decreased from 2003 to 2005 as a result of both lower minutes and lower per minute rates Sprint PCS has negotiated. Roaming minutes for the year ended September 30, 2005, the period ended September 30, 2004, the period ended July 1, 2004 and the year ended September 30, 2003 were 45.5 million, 10.9 million, 32.3 million and 56.1 million, respectively. For these same periods, the per minute rates were $0.12, $0.11, $0.14, and $0.15, respectively.

Reseller revenue.   Through Sprint PCS we allow resellers, or MVNOs, such as Virgin Mobile, to use our network. Per these arrangements, we are paid on a per minute basis. The increase in reseller revenue is due to increases in both reseller subscribers in our territory and an increase in the number of agreements signed by Sprint PCS with resellers. At September 30, 2005, we had 147,800 reseller subscribers, of  which approximately 101,000 reseller subscribers were acquired in the Horizon PCS merger on July 1, 2005. At September 30, 2004 and July 1, 2004, we had approximately 10,000 and 4,000 reseller subscribers, respectively.

Equipment revenue.   Equipment revenue is derived from the sale of handsets and accessories to new customers and current customers who upgrade their handsets from our retail and local distribution channels, net of sales incentives, rebates and an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days after the date of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us; however, when we cannot reissue the handsets, used handsets are returned to Sprint PCS for refurbishing. Through February 1, 2005, we received a credit from Sprint PCS which was less than what we originally paid for the handset. Subsequent to February 1, 2005, we receive an allocation of refurbished handsets that we can purchase from Sprint PCS at a reduced price. The increase in equipment revenue is due to an increase in subscriber growth which can be partially attributed to the increase in our distribution outlets, primarily from our retail stores and exclusive co-branded dealers in our territory, and to our increased sales and promotional efforts to attract new subscribers.

Other revenue.   Other revenue consists mostly of tower leasing revenue. The decrease in other revenue is the result of our sales of our towers during 2005. Because we no longer owned the towers, this revenue stream from other wireless carriers who leased space on our towers was eliminated.

For the Year Ended September 30, 2005 and the Periods Ended September 30, 2004 and July 1, 2004

Cost of Service and Roaming.   Cost of service and roaming includes network operations expense, roaming expense relating to when our subscribers roam either on other Sprint PCS networks or other wireless carriers’ networks, back-office customer services provided by Sprint PCS, the provision for doubtful accounts, long distance expense and the 8% affiliation fee due to Sprint PCS for collected revenues. Network operations expenses include salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost of our subscribers using Sprint PCS and other wireless carriers’ networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under “—Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.” Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. For the year ended September 30, 2005 and the periods ended September 30, 2004 and July 1, 2004, cost of service and roaming was $153.2 million, $29.1 million, and $83.2 million, respectively. The increase in 2005 reflected our larger number of subscribers served, the increased size of our network, increases in roaming expense and an increase in collected revenue, upon which our 8% affiliation fee is calculated.

At September 30, 2005, our network consisted of 1,488 cell sites, including 786 in the acquired Horizon PCS territories, and five switches, including three switches in the acquired Horizon PCS territories. At September 30, 2004 and July 1, 2004, our network consisted of 669 and 662 cell sites, respectively. As of September 30, 2004 and July 1, 2004, we had two switches in operation.

Cost of Equipment.   Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment for the year ended September 30, 2005 was $27.3 million. Cost of equipment for the periods ended September 30, 2004 and July 1, 2004, was $5.6 million and $12.8 million, respectively. The increase for the year ended September 30, 2005 primarily resulted from both the increased subscriber activations and subscribers upgraded as our points of distribution in the retail and local distribution channels increased.

Selling and Marketing.   Selling and marketing expense includes the costs to operate our retail stores, advertising and promotional expenses, commissions and equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint controlled channels. Selling and marketing expense for the year ended September 30, 2005 was $44.9 million. Selling and marketing expense for the periods ended September 30, 2004 and July 1, 2004 was $8.0 million and $21.0 million, respectively. The increase in 2005 reflected our continuing effort to increase our subscriber base across our entire territory. During the year, we added new retail stores, exclusive co-branded dealers and additional sales personnel responsible for managing indirect channels. We also significantly increased our advertising and promotional expenses to attract and sign new subscribers.

General and Administrative.   General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense and other professional expenses.  For the year ended September 30, 2005, general and administrative expenses were $11.4 million. For the periods ended September 30, 2004 and July 1, 2004, general and administrative expenses were $1.7 million and $3.6 million, respectively. The increase in 2005 reflected the larger administrative infrastructure necessary to manage the larger operations and increased costs related to being an SEC reporting company. We also incurred approximately $0.3 million in integration expenses related to the Horizon PCS merger during the year ended September 30, 2005. In addition, we incurred approximately $1.1 million in legal costs related to our litigation with Sprint.

Reorganization Income (Expense).   Reorganization income or expense consists of those items incurred as a direct result of our Chapter 11 filing as well as the effects of fresh-start accounting adopted on July 1,

2004. There was no reorganization income or expense for the year ended September 30, 2005 or the period ended September 30, 2004. Reorganization income for the period ended July 1, 2004 totaled $60.8 million.

Stock-based compensation expense.   For the year ended September 30, 2005, we recorded $1.2 million of stock-based compensation expense. In connection with the closing of our merger with Horizon PCS, four former directors resigned from our board of directors. Effective with their resignation, we amended each of these directors’ stock option award agreements to extend the termination date of these director’s options from 90 days to 210 days post-resignation. As a result of these amendments, we recorded additional stock-based compensation expense of approximately $0.6 million during the year ended September 30, 2005. In addition, we recorded $1.6 million of deferred compensation recorded as a result of the merger for the unvested Horizon options that were converted into options to purchase iPCS shares. For the year ended September 30, 2005, we recorded $0.5 million of stock-based compensation expense relating to this deferred compensation. The remaining stock-based compensation expense in the year ended September 30, 2005 was related to restricted stock grants to employees under our long-term incentive plan. For the period ended September 30, 2004, we recorded $22,000 of stock-based compensation expense related to the restricted stock grants to employees. There was no stock-based compensation expense for the period ended July 1, 2004.

Depreciation and Amortization.   For the year ended September 30, 2005, the period ended September 30, 2004, and the period ended July 1, 2004, depreciation and amortization expense totaled $71.8 million, $11.8 million, and $28.6 million, respectively. Of these amounts, amortization of intangibles totaled $18.1 million, $3.1 million, and $0.0 million for these same periods, respectively. During the year ended September 30, 2005, we recorded accelerated depreciation of $13.6 million on our Michigan network assets after we signed an agreement with Nortel to replace our current Lucent network with Nortel equipment, thereby reducing the estimated economic useful lives of this Lucent equipment. In addition, Horizon PCS signed a similar agreement with Nortel to replace their existing Motorola equipment, and as a result, we recorded accelerated depreciation totaling $2.8 million for these Motorola assets from the date of the merger through September 30, 2005.

Amortization of intangibles increased in the year ended September 30, 2005 as 2005 included a full year of amortization expense related to the intangibles recorded as a result of fresh-start accounting and amortization expense from July 1, 2005 through September 30, 2005 related to the intangibles recorded as a result of our merger with Horizon PCS.

Interest Income.   For the year ended September 30, 2005, the period ended September 30, 2004, and the period ended July 1, 2004, interest income totaled $1.8 million, $0.3 million, and $0.3 million, respectively. The increase in 2005 over the prior periods in 2004 was due to higher cash balances from the net proceeds of the $165.0 million 11 1/2% senior notes offering coupled with cash balances of $19.9 million acquired in the merger with Horizon PCS.

Interest Expense.   For the year ended September 30, 2005, interest expense was $22.9 million. This primarily consisted of interest on our 11 1/2% senior notes and 11 3/8% senior notes. For the period ended September 30, 2004 and the period ended July 1, 2004, interest expense was $5.4 million and $10.1 million, respectively. For the periods ended September 30, 2004 and July 1, 2004, we recorded interest expense on the outstanding balance of our senior credit facility that was paid off in full as part of our plan of reorganization and on the 11 1/2% senior notes that were issued in April 2004.

Cancellation of Debt   For the period ended July 1, 2004, we recorded income of $132.0 million for the cancellation of debt that resulted from the discharge of our unsecured creditor claims in exchange for equity in the reorganized company upon our emergence from bankruptcy.

Net Income (Loss).   For the year ended September 30, 2005, our net loss was $50.9 million. Net loss for the period ended September 30, 2004 was $6.0 million. For the period ended July 1, 2004, we recorded net income of $179.6 million as a result of $60.8 million of reorganization income and $132.0 million of cancellation of debt income as mentioned above.

For the Period Ended September 30, 2004, the Period Ended July 1, 2004 and the Year Ended September 30, 2003

Cost of Service and Roaming.   For the periods ended September 30, 2004 and July 1, 2004, and the year ended September 30, 2003, cost of service and roaming was $29.1 million, $83.2 million, and $130.1 million, respectively. We decommissioned one of our switches and completed a least-cost routing analysis and redesign of our transport and facility infrastructure in June 2004. These two initiatives will result in savings that will reduce our comparable network operating costs by approximately $3.0 million in future years.

At September 30, 2004 and July 1, 2004, our network consisted of 669 and 662 cell sites, respectively. As of July 1, 2004 and September 30, 2004, we had two switches in operation. For the year ended September 30, 2003, our network consisted of 646 cell sites and three switches.

Cost of equipment.   Cost of equipment for the periods ended September 30, 2004 and July 1, 2004, was $5.6 million and $12.8 million, respectively. Cost of equipment for the year ended September 30, 2003 was $11.8 million. In 2004, we incurred additional costs for equipment as we implemented an upgrade policy for our current customers to help to reduce churn.

Selling and Marketing.   Selling and marketing expense for periods ended September 30, 2004 and July 1, 2004 was $8.0 million and $21.0 million respectively. Selling and marketing expense for the year ended September 30, 2003 was $27.3 million. Subsequent to our Chapter 11 filing in February 2003, as a means to conserve cash, we limited the amount of advertising costs we incurred to acquire new customers. In 2004, we increased our advertising expense as we slowly returned to a subscriber growth mode.

General and Administrative.   For the periods ended September 30, 2004 and July 1, 2004, general and administrative expenses were $1.7 million and $3.6 million, respectively. For the year ended September 30, 2003, general and administrative expenses were $5.5 million. For the year ended September 30,2003 general and administrative expenses also included fees totaling $1.1 million for services provided by AirGate Service Company. By September 30, 2003, we had cancelled all services provided by AirGate Service Company and had hired additional personnel to handle these responsibilities.

Reorganization Income (Expense).   Reorganization income for the period ended July 1, 2004 totaled $60.8 million. Reorganization income or expense consists of those items incurred as a direct result of our Chapter 11 filing as well as the effects of fresh-start accounting adopted on July 1, 2004. Included in reorganization income for the period ended July 1, 2004 were the following:

•       $2.3 million of expense for the write-off of the unamortized financing fees related to the senior credit facility paid in full as part of the approved Plan of Reorganization,

•       $2.6 million of compensation expense related to the grant of stock and stock unit awards to the Chief Restructuring Officer in compensation for his successful completion of the reorganization,

•       $1.4 million of costs related to the disposal of assets and lease rejection damages,

•       $12.8 million of professional fee and other expenses related to the reorganization, and

•       $79.9 million of restructuring income which was the result of fresh-start accounting and the revaluation of our assets and liabilities to their fair value.

For the year ended September 30, 2003, reorganization expense totaled $31.1 million. Included in this total was $15.2 million to adjust the senior discount notes to their estimated claim value and $5.5 million for the write-off of remaining deferred financing costs related to the senior discount notes. In addition for the year ended September 30, 2003, $8.4 million of professional fees related to the reorganization was recorded and $2.0 million was recorded for lease rejection damages, severance and property write-offs.

Stock-based Compensation Expense.   For the period ended September 30, 2004, we recorded $22,000 of non-cash stock compensation expense related to the restricted stock grants to employees as part of the one million shares reserved for employees and directors under the long-term incentive plan as part of our plan of reorganization. There was no stock-based compensation expense for the period ended July 1, 2004 or the year ended September 30, 2003.

Depreciation and Amortization.   For the periods ended September 30, 2004 and July 1, 2004, and the year ended September 30, 2003, depreciation and amortization expense totaled $11.8 million, $28.6 million, and $40.5 million, respectively. Of these amounts, amortization of intangibles totaled $3.1 million, $0.0 million, and $3.3 million for these same periods, respectively. At September 30, 2003, the remaining value of our intangible assets was fully amortized. As a result of fresh-start accounting applicable for the period ended July 1, 2004, all our assets were revalued and we recorded $81.9 million of new intangibles that are being amortized over their remaining lives.

Interest Income.   For the periods ended September 30, 2004 and July 1, 2004 and the year ended September 30, 2003, interest income totaled $0.3 million, $0.3 million, and $0.1 million, respectively.

Interest Expense.   For the periods ended September 30, 2004 and July 1, 2004, interest expense was $5.4 million and $10.1 million, respectively. For the year ended September 30, 2003, interest expense was $20.3 million. Interest expense in 2003 included interest on our senior credit facility and interest on senior discount notes through our Chapter 11 filing in February 2003. For the periods ended September 30, 2004 and July 1, 2004, we recorded interest expense on the $165.0 million of senior notes that were issued in April 2004 and on our outstanding balance of our senior credit facility that was paid off in full as part of our plan of reorganization.

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

Liquidity and Capital Resources

As of September 30, 2005, we had $114.8 million in cash and cash equivalents and investments compared to $57.8 million as of September 30, 2004. This higher amount included cash and investments of approximately $43.1 million acquired in the merger with Horizon PCS on July 1, 2005. As of September 30, 2005, we had two outstanding senior note obligations: (1) our 11 1/2% senior notes with a face amount of $165.0 million and (2) our 11 3/8% senior notes with a face amount $125.0 million. As described below, principal payments begin in 2012 and our annual interest payments under the indentures total approximately $33.2 million. As of September 30, 2005, we had $0.4 million in capital lease obligations and no secured or unsecured bank or credit facility.

Subject to our ability to manage subscriber growth and achieve operating efficiencies, cash, cash equivalents and investments, combined with cash flows from operations, are expected to be sufficient to fund any operating losses and working capital and to meet capital expenditure needs and debt service requirements for the foreseeable future.

Significant Sources of Cash

We generated $12.9 million in operating cash flows for the year ended September 30, 2005 compared to $2.4 million and $18.9 million, respectively, in operating cash flow for the periods ended September 30, 2004 and July 1, 2004. The net cash flows generated from operating activities for the year ended September 30, 2005 were due to lower net operating losses after adjustments for non-cash items, offset by unfavorable working capital adjustments  from accounts receivable and receivable from Sprint. The cash flows generated from operating activities for the period ended September 30, 2004 were due to lower net losses offset with an unfavorable change in working capital. For the period ended July 1, 2004, the net cash flows generated from operating activities were due to favorable changes in working capital coupled with a lower net loss excluding cancellation of debt income and non-cash reorganization expenses.

We received approximately $16.4 million during the year ended September 30, 2005 from the sale of 92 cell sites to two parties.  As of December 16, 2005, we own four towers we acquired through the Horizon PCS merger which we expect to sell in the year ended September 30, 2006. During the year ended September 30, 2005, we also received approximately $1.0 million from the sale of used equipment which was removed from our markets pursuant to replacement agreements signed with Nortel Networks as described below in “—Contractual Obligations.”

For the year ended September 30, 2005, we received a total of $9.5 million in proceeds from the exercise of options representing approximately 449,000 shares and in addition, through our merger with Horizon PCS, we acquired its outstanding cash and cash equivalents net of transaction costs, of approximately $19.9 million.

For the period ended July 1, 2004, cash flows from financing activities totaled $162.4 million. Proceeds from the senior notes offering in April, 2004 totaled $165.0 million. Offsetting this were issuance costs related to these notes of $1.5 million and $1.1 million of additional principal payments made to our senior secured lenders under the cash collateral order.

Significant Uses of Cash

Cash flows from investing activities for the year ended September 30, 2005 totaled $19.9 million. Capital expenditures totaled $17.4 million and included $10.7 million for the replacement of the Lucent network equipment in our Michigan markets, $3.6 million for new cell site construction, $0.5 million for switch and cell site capacity equipment, $1.4 million for new store and store improvements and $0.9 million for computer equipment and other administrative-related capital expenditures.

Cash flows used for investing activities for the period ended September 30, 2004 totaled $3.2 million and included capital expenditures of $0.6 million for new cell site construction, $1.8 million for 1xRTT capacity and upgrade equipment, $0.9 million for switch and cell site capacity equipment and $0.1 million for computer and IT related capital purchases. Offsetting the $3.4 million of capital expenditures was $0.2 million of receipts from the sale of assets. For the period ended July 1, 2004, cash flows used for investing activities totaled $8.5 million and included $4.1 million in switch capital expenditures mainly for the purchase and installation of equipment at the Davenport, Iowa switch location. This additional equipment was necessary to add capacity in order to accommodate the movement of cell traffic away from our Gridley, Illinois switch which we decommissioned in June 2004. We also incurred $2.3 million of capital expenditures to upgrade and add capacity to portions of our network to 1xRTT and we incurred $2.1 million of capital expenditures to add fifteen additional cell sites to our network.

Principal payments on our long-term debt, other than capital leases, are not due until 2012.  For the year ended September 30, 2005, we made interest payments on our senior notes of approximately $26.1 million. This represents a full year of interest payments on our 11 1/2% senior notes of approximately $19.0 million and one semi-annual interest payment of $7.1 million on our 11 3/8% senior notes, which we acquired on July 1, 2005 as a result of our merger with Horizon PCS. The interest rates on our senior notes are fixed and therefore the amount of our interest payments would not be impacted by a change in the overall interest rate environment.

Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources

We have identified the following important trends and factors (as well as risks and uncertainties associated with such items) that could impact our future financial performance.  This section should be read in conjunction with the “Risk Related to our Business, Strategy and Operations” section found in Item 1A. Risk Factors of this annual report on Form 10-K.

•       Continuing focus on subscriber additions.   We have seen improvements in our net subscriber additions during the last year as we have increased our distribution and marketing efforts, including the opening of new retail stores and exclusive co-branded dealers. To the extent that we seek to accelerate our subscriber additions, we will incur significant upfront subscriber acquisition expenses (including the customer handset subsidy, commissions and promotional expenses) that initially will result in increased losses and reduced levels of cash flows from operating activities. Alternatively, we may not be able to sustain our planned growth in subscribers or obtain sufficient revenue to achieve and sustain profitability. If we are not able to achieve our planned subscriber growth, it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve positive free cash flow, which in turn will have a negative effect on capital resources.

•       Improving churn.   In the year ended September 30, 2005, we experienced a decrease in churn as we focused on improvements in network quality, increased competitiveness of our rate plans and handsets and increased take rates of family plans and overage protection plans (like Fair & Flexible), which we believe result in lower churn. In addition, churn for the overall wireless industry improved in 2005. We may experience a higher churn rate in the future. In addition, to the extent our subscriber growth includes a higher percentage of sub-prime credit subscribers, our churn and bad debt expense may increase. If churn increases over the long-term, we would lose the cash flows attributable to these subscribers and have greater than projected losses.

•       Declining voice revenue per subscriber.   In the year ended September 30, 2005, our ARPU declined in part as a result of declining voice revenue per subscriber, including declining minutes over plan revenue. The wireless industry is very competitive and continued pressure in pricing is expected in the future as a result of, among other things, increased focus on family plans and overage protection plans. Although we expect that family plans and overage protection plans will improve churn, these plans tend to lower voice revenue on a per subscriber basis. Although the data portion of ARPU is expected to continue to increase, declining voice ARPU resulting in lower overall ARPU would make it more difficult to obtain sufficient revenue to achieve or sustain profitability.

•       Higher subscriber acquisition costs.   We may continue to experience higher costs to acquire subscribers. As we continue to increase our distribution, we will increase the fixed costs in our sales and marketing organization. In addition, we may increase our marketing expenses in an effort to attract and acquire new subscribers. Also, more aggressive promotional efforts may lead to higher handset subsidies. With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

•       Higher operating costs.   In the year ended September 30, 2005, our operating costs increased significantly due to our larger number of subscribers served, the increased size of our network, increases in roaming expense and an increase in collected revenue, upon which our 8% affiliation fee is calculated. If our subscriber base continues to increase, our operating costs will continue to increase.  In addition, we may incur significant wireless handset subsidy costs for existing subscribers who upgrade to a new handset. As our subscriber base matures and technological innovations occur, more existing subscribers may begin to upgrade to new wireless handsets for which we subsidize the cost to the subscriber. We also expect to continue to incur costs related to our litigation with Sprint. At the same time, a large portion of our ongoing network and general and administrative expenses are fixed. We believe that we need to add more subscribers to recognize increased economies of scale in our business. If we are unable to add more subscribers to our network, achieve the desired synergies of the merger with Horizon PCS or continue to improve the efficiencies in our operating costs, results will be negatively effected.

•       Roaming revenue.   A substantial portion of our revenue is derived from roaming revenue from Sprint PCS and other PCS affiliates of Sprint. The increase in roaming revenue during 2005 was due to an increase in roaming minutes and increased kilobyte traffic. Effective on April 1, 2004, our roaming rate paid to us by Sprint PCS was set at $0.058 per minute of use and is fixed through December 31, 2006. Thereafter, the rate will change, based on an agreed-upon formula that may have an adverse effect on us. In addition, if we receive fewer roaming minutes or kilobyte traffic on our network, our results of operations will be negatively affected.

•       Increasing capital expenditures.   As we continue to add capacity and coverage to our wireless network, we will incur significant capital expenditures. We have recently replaced our equipment in a number of our markets with Nortel equipment pursuant to two letter agreements with Nortel. We may expand the replacement activity into our remaining markets which would result in additional expenditures. In addition, changes and upgrades in technology, like EV-DO, may require additional expenditures. Sprint PCS has begun to deploy EV-DO technology in portions of its service area and expects to cover 150 million people by early 2006. To date, we have deployed EV-DO technology in a small portion of our service area. We may elect to deploy EV-DO technology in additional portions of our service area which may significantly increase our capital expenditures and operating expenses. We have not yet determined when, and to what extent, we may further deploy EV-DO. Unforeseen changes in technology and changes in our plans to upgrade or expand our network may require us to spend more money than we expected and have a negative effect on our cash flow.

•       Ongoing Sprint Relationship and Litigation.   We rely on Sprint for a number of important functions, including but not limited to, customer service, billing, long-distance transport services, national network operations, support, inventory logistics support, national advertising, product development, and financial information. Failure of Sprint to provide these and other services on a timely and cost efficient manner would negatively impact our results of operations. Sprint PCS may also make decisions that could reduce our revenues, increase our expenses and/or our capital expenditure requirements and make our affiliate relationships with Sprint less advantageous than expected. In addition, we filed complaints against Sprint alleging that, among other things, Sprint will breach the exclusivity provisions of our management agreements. An adverse outcome to our proceedings may have a negative effect on our results of operations.

•       Capital Markets Availability.   We may not be able to access the credit or equity markets for additional capital if the liquidity discussed above is not sufficient for the cash needs of our business. We continually evaluate options for additional sources of capital to supplement our liquidity position and maintain maximum financial flexibility. If the need for additional capital arises due to our actual results differing significantly from our business plan or for any other reason, we may be unable to raise additional capital.

Commitments and Contingencies

The costs for the services provided by Sprint PCS under our service agreements with Sprint PCS relative to billing, customer care and other back-office functions for the year ended September 30, 2005, the periods ended September 30, 2004 and July 1, 2004 were approximately $27.2 million, $5.3 million, and $12.9 million, respectively.  Because we incur the majority of these costs on a per subscriber basis, which is fixed until the end of December 2006 and after which will be adjusted by Sprint PCS based on a formula related to Sprint PCS’s costs to provide the services, we expect the aggregate cost for such services to increase as the number of our subscribers increases after December 2006. Sprint PCS may terminate any service provided under such agreements upon nine months’ prior written notice, but if we would like to continue receiving such service, Sprint PCS has agreed that it will assist us in developing that function internally or locating a third-party vendor that will provide that service. Although Sprint PCS has agreed in such an event to reimburse us for expenses we incur in transitioning to any service internally or to a third-party, if Sprint PCS terminates a service for which we have not developed or are unable to develop a cost-effective alternative, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted. We do not currently have a contingency plan if Sprint PCS terminates a service we currently receive from it.

Variable interest rates may increase substantially. At September 30, 2005 we have only fixed rate indebtedness under our existing capital leases and the senior notes. To the extent that we incur any floating rate financing in the future, we would be exposed to interest rate risk on such indebtedness.

As discussed in Item 1. Business under the caption “Our Litigation Against Sprint and the Forbearance Agreement” we have two lawsuits pending against Sprint. Our trials against Sprint seeking a permanent injunction are scheduled to commence on January 9, 2006, in the Delaware Court of Chancery, and on February 6, 2006, in Cook County Circuit Court.

Contractual Obligations

We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the senior notes, capital leases and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future minimum contractual cash obligations for the next five years and in the aggregate at September 30, 2005, are as follows (dollars in thousands):

		Payments Due by Period
		Year Ended September 30,
	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$290,000	$—	$—	$—	$—	$—	$290,000
Cash interest	232,304	33,194	33,194	33,194	33,194	33,194	66,334
Operating leases(1)	103,121	28,284	21,428	19,368	18,271	11,175	4,595
Capital lease obligations	805	68	63	66	69	71	468
Purchase obligations	8,350	8,350	—	—	—	—	—
Total	$634,580	$69,896	$54,685	$52,628	$51,534	$44,440	$361,397

(1)          Does not include payments due under renewals to the original lease terms.

Both of our senior notes contain covenants which restrict our ability to incur additional indebtedness, merge, pay dividends, dispose of our assets, and certain other matters as defined in the indentures. In addition, the senior notes:

•       rank pari passu in right of payment with all our existing and future unsecured senior indebtedness;

•       rank senior in right of payment to all our future subordinated indebtedness; and

•       are unconditionally guaranteed by our domestic unrestricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc. and Bright Personal Communication Services, LLC and any new domestic restricted subsidiaries of ours.

However, the senior notes are subordinated to all our secured indebtedness to the extent of the assets securing such indebtedness, and to any indebtedness of our subsidiaries that do not guarantee the new senior notes.

Upon a change of control as defined in the indentures, we will be required to make an offer to purchase the senior notes at a price equal to 101% of the aggregate principal amount of senior notes repurchased plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

11 1/2% Senior Notes:   Interest on our 11 1/2% senior notes  is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2004 to the holders of record on the immediately preceding April 15 and October 15. At any time prior to May 1, 2007, we may redeem up to 35% of the aggregate principal amount of the 11 1/2% senior notes at a redemption price of 111.50% of the principal amount thereof, plus accrued and unpaid interest, and liquidated damages (as defined in the indenture), if applicable, to the redemption date with the net cash proceeds of a sale of our equity interests or a contribution to our common equity capital; provided that:

•       at least 65% of aggregate principal amount of senior notes originally issued remains outstanding immediately after the redemption; and

•       the redemption occurs within 90 days of the date of the closing of such sale of equity interests or contribution.

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

11 3/8% Senior Notes:   Interest on our 11 3/8% senior notes is payable semi-annually in arrears on July 15 and January 15, commencing on January 15, 2005 to the holders of record on the immediately preceding July 1 and January 1. At any time prior to July 15, 2007, we may redeem up to 35% of the aggregate principal amount of the 11 3/8% senior notes at a redemption price of 111.375% of the principal amount thereof, plus accrued and unpaid interest, and liquidated damages (as defined in the indenture), if applicable, to the redemption date with the net cash proceeds of a sale of our equity interests or a contribution to our common equity capital; provided that:

•       at least 65% of aggregate principal amount of senior notes originally issued remains outstanding immediately after the redemption; and

•       the redemption occurs within 90 days of the date of the closing of such sale of equity interests or contribution.

Except pursuant to the preceding paragraph, the senior notes will not be redeemable at our option prior to July 15, 2008.

On or after July 15, 2008, we may redeem all or a part of the senior notes issued under the indenture upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, on the senior notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on May 1 of the years indicated below, subject to the rights of holders of senior notes on the relevant record date to receive interest on the relevant interest payment date:

Year	Percentage
2008	105.688%
2009	102.844%
2010 and thereafter	100.000%

Off-Balance Sheet Arrangements

Other than the operating lease commitments included above, we have no off-balance sheet arrangements that would have a current or future effect on the financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Nortel Networks Equipment Agreements

On November 22, 2004, we signed a letter of agreement with Nortel Networks to replace the Lucent network equipment then deployed in our Michigan markets with Nortel equipment including one switch, 232 base stations, various additional capacity growth and network equipment. Under the terms of the agreement, we agreed to purchase equipment totaling $15.2 million and will receive special pricing on future purchases through December 31, 2007. Through September 30, 2005, we have purchased approximately $9.6 million of equipment under this agreement. Subsequent to September 30, 2005, we have purchased an additional $4.0 million of equipment under this agreement.

In addition, in January 2005 Horizon PCS signed a $14.0 million letter of agreement with Nortel Networks to replace the Motorola network equipment then deployed in its Fort Wayne, Indiana, Chillicothe, Ohio, and Johnson City, Tennessee markets with Nortel equipment including 390 base stations, various additional capacity growth and network equipment. We assumed this agreement as a result of our merger with Horizon PCS. Under the terms of the agreement, we are obligated to purchase equipment, software and services totaling $14.0 million and will receive special pricing on future purchases through June 30, 2007. Through September 30, 2005, we have purchased approximately $11.3 million of equipment under this agreement. Subsequent to September 30, 2005, we have purchased an additional $1.7 million of equipment under this agreement. The letter agreement also provides us with the ability, if exercised by April 1, 2007, to purchase additional Nortel equipment, for $14.2 million, which would similarly replace our existing Motorola equipment in our Pennsylvania and New York markets. We are still evaluating if we will exercise this option.

Seasonality

Our business is subject to seasonality because the wireless telecommunications industry historically has been dependent on fourth calendar quarter results. Among other things, the industry relies on moderately higher subscriber additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of available financial resources during this period.

Inflation

We believe that inflation has not had a significant impact in the past and is not likely to have a significant impact in the foreseeable future on our results of operations.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States and require us to select appropriate accounting policies.  The assumptions and judgments we use in applying our accounting policies have a significant impact on our reported amounts of assets, liabilities, revenue and expenses.  While we believe that the assumptions and judgments used in our estimates are reasonable, actual results may differ from these estimates under different assumptions or conditions.

We have identified the most critical accounting policies upon which our financial status depends.  The critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. We also have other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are complex or subjective.

Revenue recognition.   We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. We recognize service revenue from our subscribers as they use the service. Likewise, we recognize roaming revenue from Sprint and other PCS Affiliate of Sprint customers as they use their service on our network.

Due to the numerous bill cycle cutoffs throughout the month, we are required to estimate the unbilled but earned service revenue from the bill cutoff date to the end of the reporting period. Both these estimates are based on the number of days in a month from each bill cycle cutoff date to the end of the reporting period assuming our customers use their service equally each day throughout the month.

A change in usage that would have changed the unbilled revenue by 10% for the year ended September 30, 2005 would have changed service and roaming revenues by approximately $0.1 million and $0.5 million, respectively.

Allowance for doubtful accounts.   We establish an allowance for doubtful accounts to cover probable losses. In determining this allowance, we use estimates based on historical write-off and collection experience, historical trends of the aging of our accounts receivable, and changes in the percentage of our customers based on their credit classification of prime or subprime, as determined by various credit scoring matrices.

Write-offs and collections can both be affected by changes in the general economic and business climate which can be difficult to predict. In addition, Sprint PCS handles all of our collection activity for us and gives us little visibility into changes in the collection process or regular reporting from third-party collection activity.

At September 30, 2005, if each of our reserve percentages by aging category had been underreserved or overreserved by 1%, our allowance for doubtful accounts would have been understated or overstated by approximately $0.2 million.

Long-lived asset recovery.   Long-lived assets, excluding intangibles, consists of property and equipment. We record depreciation on a straight-line basis based on our estimates of the useful economic life of these assets. For property and equipment, changes in technology or in our intended use of these assets could cause the estimated life or the value of these assets to be reduced. In addition, changes in general industry conditions could cause the value of certain of these assets to be reduced. Under SFAS

No. 144, whenever events or conditions change such that the carrying amount may not be recoverable, the asset values must be reviewed for impairment. This impairment analysis is performed by comparing the carrying value of a group of assets to future net cash flows. This analysis requires a significant amount of judgment in determining growth rates for the company, future economic conditions, and future requirements of technological upgrades and advances.

Besides impairment analysis, estimates of estimated useful life can change rapidly with changes in technology or changes in equipment vendors, as we did in 2005. Because of our decision to change our network equipment in Michigan from Lucent to Nortel, we accelerated the lives on these assets from an average of 7 years to approximately 5 years, and as a result of the shortening of these assets’ useful lives, we recorded additional depreciation of approximately $13.6 million for the year ended September 30, 2005.

Intangible Assets.   Intangible assets, including goodwill, for us are the result of fresh-start accounting where our assets and liabilities were revalued to their fair value and as a result of our merger with Horizon PCS. Our definite life intangible assets consist of our right to provide service under the Sprint PCS affiliation agreements and our customer base. The value assigned to each of these assets was done with the help of an outside appraisal and was done utilizing appraisals, commonly used discounted cash flow valuation methods and selected price earnings multiples of publicly-traded companies similar to ours.

A significant amount of judgment is involved in the estimates used with some of these valuation methods, including projected revenue growth, market and industry growth rates, competition, and working capital and capital expenditure requirements. In addition, intangibles are subject to certain judgments when completing impairment analysis under SFAS No. 142. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of the assets. Goodwill and our indefinite life intangible assets were recorded with our merger with Horizon PCS, and conditions did not warrant an impairment test as of September 30, 2005.

We record amortization expense of our definite life assets on a straight-line basis over the estimated remaining economic useful life of these assets. If we were to increase the estimated economic useful life of these assets by 10%, our amortization expense for the year ended September 30, 2005 would have decreased by approximately $1.5 million. If we were to decrease the estimated economic useful life of these assets by 10%, our amortization expense for the year ended September 30, 2005 would have increased by approximately $2.1 million.

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

Under fresh-start accounting, our reorganization equity value was allocated to our assets and liabilities based on their respective fair values in conformity with the purchase method of accounting for business combinations. As a result of the implementation of fresh-start accounting, our financial statements after the effective date are not comparable to our financial statements for prior periods.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for fiscal years beginning after June 15, 2005.

Companies may adopt SFAS No. 123R in one of two ways:  modified  prospective and modified retrospective. As of the adoption date, under the modified prospective method, compensation cost is recognized for 1) all share-based compensation arrangements granted after the adoption date and 2) all remaining unvested share-based compensation arrangements granted prior to the adoption date. The modified retrospective method includes the same share-based compensation arrangements under the modified prospective method, but also allows companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either all prior periods presented or prior interim periods of adoption. We plan to adopt SFAS No. 123R using the modified prospective method.

We currently account for share-based compensation arrangements to employees using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee and director stock options. Compensation expense is determined as the excess of the fair value of the Company’s common stock at date of grant over the exercise price. Accordingly, the adoption of SFAS No. 123R will increase the Company’s operating expenses by approximately $2.9 million, $2.2 million, $1.4 million and $0.1 million for the years ended September 30, 2006, 2007, 2008 and 2009, respectively, for unvested options as of September 30, 2005. The full impact of adoption of SFAS No. 123R cannot reasonably be estimated at this time because it will depend on future grant awards along with the valuation model used and the related assumptions in determining the value of these awards. However, if we had adopted SFAS No. 123R in prior periods, the impact of the adoption would have approximated that disclosed in the pro forma net loss per share in Note 2 of the Notes to the Consolidated Financial Statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in commodity futures trading activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that could expose us to market risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are submitted as a separate section of this annual report on Form 10-K. See “Index to Consolidated Financial Statements,” commencing on page F-1 hereof.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

(b)   Changes in Internal Controls over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table presents information with respect to our directors and executive officers:

Name	Age	Position
Timothy M. Yager	36	Director, President and Chief Executive Officer
Timothy C. Babich	29	Director
Timothy G. Biltz	47	Director
Jeffrey W. Jones	43	Director
Robert A. Katz	38	Chairman of the Board
Ryan L. Langdon	33	Director
Kevin M. Roe	38	Director
Stebbins B. Chandor, Jr.	45	Executive Vice President and Chief Financial Officer
Alan G. Morse	47	Chief Operating Officer
John (Sonny) J. Peterman	44	Senior Vice President of Sales
Edmund L. Quatmann, Jr.	35	Vice President, General Counsel and Secretary
Patricia M. Greteman	44	Vice President and Controller
Craig A. Kinley	36	Vice President of Engineering and Network Operations

Timothy M. Yager has been a Director and our President and Chief Executive Officer since the effective date of our plan of reorganization and was our Chief Restructuring Officer since January 2003. Mr. Yager was previously President, Chief Executive Officer and Manager of Illinois PCS, LLC (the predecessor of iPCS Wireless, Inc.) from January 1999 until July 2000 and had been President, Chief Executive Officer and Director of iPCS, Inc. since its formation in March 2000 until November 30, 2001, the closing date of our acquisition by AirGate PCS, Inc. iPCS filed a voluntary petition in bankruptcy court pursuant to Chapter 11 of the Bankruptcy Code on February 23, 2003. From December 2001 until December 2002, he was a director of AirGate PCS, Inc. From January 1995 to January 1999, he was the Senior Vice President of Geneseo Communications, Inc., an independent telephone company in Illinois. During this time, he was also the Chief Operating Officer, General Manager and later the President of GenSoft Systems, Inc., a subsidiary of Geneseo Communications, Inc. that designs software to provide information and billing services to the telecommunications industry. He was a member of the Board of Directors of Cambridge Telcom from April 1997 to November 2001.

Timothy C. Babich has been a Director since the effective date of our plan of reorganization. Mr. Babich has over five years of experience in the telecom, media and technology investing industry. Since March 2001, Mr. Babich has served as an employee of Silver Point Capital, L.P., a private investment partnership. From May 2000 until March 2001, he was an analyst at The Beacon Group.

Timothy G. Biltz has been a Director since the consummation of our merger with Horizon PCS on July 1, 2005. He served as a director of Horizon PCS from the consummation of its reorganization in October 2004 until the merger. Mr. Biltz was the Chief Operating Officer of SpectraSite Holdings, Inc. (predecessor to SpectraSite, Inc.) from August 1999 to August 2005, and also served as a director of SpectraSite from June 2004 to August 2005, when SpectraSite closed its merger with American Tower Corporation. Prior to joining SpectraSite, Mr. Biltz spent 10 years at Vanguard Cellular Systems, Inc., most recently as Executive Vice President and Chief Operating Officer. He joined Vanguard in 1989 as Vice President of Marketing and Operations and was Executive Vice President and President of U.S. Wireless Operations from November 1996 until May 1998 when he became Chief Operating Officer. SpectraSite Holdings, Inc. filed for Chapter 11 protection under the United States bankruptcy laws on November 15, 2002.

Jeffrey W. Jones has been a Director since the consummation of our merger with Horizon PCS on July 1, 2005. He served as a director of Horizon PCS from the consummation of its reorganization in October 2004 until the merger. Mr. Jones currently serves as Senior Vice President and Chief Financial Officer of Vail Resorts, Inc. He joined Vail Resorts, Inc. in September 2003, as Senior Vice President and Chief Financial Officer of Vail Resorts Development Company and served in that capacity until November 18, 2003. From June 1999 to September 2003, Mr. Jones served as Executive Vice President and Chief Financial Officer of Clark Retail Enterprises, Inc. in Chicago, Illinois, a privately held multi-unit convenience, food and gasoline retailer. From June 1998 to June 1999, Mr. Jones was Chief Financial Officer and Treasurer of Lids Corporation in Boston, Massachusetts, a specialty retailer. Lids Corporation filed for Chapter 11 protection under the United States bankruptcy laws on January 4, 2001 (nineteen months after Mr. Jones left Lids Corporation). From 1994 to 1998, Mr. Jones held the positions of Vice President and Controller and then Vice President of Finance, Real Estate and Administration for Clark Refining and Marketing, Inc. (now known as Premcor, Inc.) in St. Louis, Missouri. Prior to 1994, Mr. Jones worked in several corporate positions, including Controller, Treasurer and Vice President-Controller, at Dairy Mart Convenience Stores, Inc., a publicly traded company. Clark Retail Group and Clark Retail Enterprises, Inc. filed for Chapter 11 protection under the United States bankruptcy laws on October 14, 2002. Mr. Jones is a member of the American Institute of Certified Public Accountants.

Robert A. Katz has been the Chairman of the Board since the consummation of our merger with Horizon PCS on July 1, 2005. He served as a director of Horizon PCS from September 2004 until the merger. Mr. Katz has been associated with Apollo Management, L.P., an affiliate of Apollo Investment Fund IV, L.P., in various capacities since 1990. Mr. Katz is also a director of Vail Resorts, Inc. and United Agri Products, Inc. Mr. Katz previously served on the board of directors of Horizon PCS from September 2000 until August 15, 2003 the date on which Horizon PCS filed for Chapter 11 protection under the United States bankruptcy laws.

Ryan L. Langdon has been a Director since June 30, 2005. Mr. Langdon is a Senior Managing Director of Newport Global Advisors. Prior to September 2005, Mr. Langdon was a Managing Director and Portfolio Manager of Distressed Debt for the High Yield Group of AIG Global Investment Corp. (a Subsidiary of American International Group) (“AIGGIC”), where he had been employed since February 2002, initially as an analyst in the telecommunications sector. Prior to joining AIGGIC, Mr. Langdon was a high yield telecommunications and cable analyst with ABN AMRO from June 1999 to February 2002, and prior to that was an analyst with Pacholder Associates from October 1995 to June 1999. Mr. Langdon was a director of IWO Holdings Inc. from February 2005 until its acquisition by Sprint in October 2005.

Kevin M. Roe has been a Director since the effective date of our plan of reorganization. In January 2003, Mr. Roe founded Roe Equity Research, LLC, an independent sell-side equity research firm focusing on the U.S. wireless and wireline telecommunications services sector. Mr. Roe has also served as the President of Roe Equity Research, LLC since its inception. From May 1995 to March 2002, Mr. Roe served as Senior Equity Research Analyst and Head of US Telecommunication Services equity research team of ABN AMRO Inc., most recently serving as a Managing Director. From July 1993 until May 1995, Mr. Roe served in the Telecommunications Services equity research team of PaineWebber, Inc.

Stebbins B. Chandor, Jr. has been our Executive Vice President and Chief Financial Officer since March 2004. Prior to hiring our Chief Operating Officer, Mr. Chandor was also responsible for the Company’s operations. Previously, he was Senior Vice President, Chief Financial Officer of iPCS, Inc. (and its predecessor) from March 2000 until November 30, 2001, the closing date of our acquisition by AirGate PCS, Inc. iPCS filed a voluntary petition in bankruptcy court pursuant to Chapter 11 of the Bankruptcy Code on February 23, 2003. From August 1995 to March 2000, he was Senior Vice President and Chief Financial Officer for Metro One Telecommunications, Inc., a publicly traded provider of enhanced directory assistance and information services to the wireless telecommunications industry. From

June 1985 to August 1995, Mr. Chandor served in various corporate finance capacities with BA Securities, Inc., a wholly owned subsidiary of BankAmerica Corporation, and affiliated or predecessor firms including Bank of America and Continental Bank N.A.

Alan G. Morse has been our Chief Operating Officer since the consummation of our merger with Horizon PCS on July 1, 2005. He served as Chief Operating Officer of Horizon PCS from March 1, 2002 until the consummation of the merger. Previously, Mr. Morse was chief operating officer of TelePacific Communications, Inc., an integrated telecommunications provider operating in California and Nevada from 2000 to 2001. From 1996 to 2000, he was area vice president for Sprint PCS where he managed the build-out, launch and operation of Sprint PCS businesses in Cleveland, Cincinnati, Columbus, Indianapolis, and Pittsburgh. He has held management positions with Nextel Communications Inc. and Cellular One of Ohio and Michigan. Mr. Morse was chief operating officer of Horizon PCS at the date Horizon PCS filed for Chapter 11 protection under the United States bankruptcy laws.

John (Sonny) J. Peterman has been our Senior Vice President of Sales since August 2004. From June 2004 until August 2004, Mr. Peterman was the Vice President for Business Development for ClearLinx Network Corporation, a wireless networking company. From November 1998 until June 2004, he was Vice President of the Midwest Region of American Tower Corporation, a publicly held owner and operator of broadcast and wireless communications sites. Prior to November 1998, Mr. Peterman was Vice President of Sales and Distribution with 360 Communications (formerly Sprint Cellular) and from 1989 to 1996 he managed most of Sprint Cellular’s wireless operations in Ohio.

Edmund L. Quatmann, Jr. has been our General Counsel since November 30, 2004 and our Secretary since December 13, 2004. On December 1, 2005, Mr. Quatmann was also named Vice President. Prior to joining us, Mr. Quatmann was in the Corporate and Securities Group of the law firm of Mayer, Brown, Rowe & Maw LLP in Chicago, Illinois from October 1998 until November 2004. From September 1996 until October 1998, Mr. Quatmann was in the Business/Transactional group of the law firm of Bryan Cave LLP in St. Louis, Missouri.

Patricia M. Greteman has been our Vice President and Controller since June 2003 and previously was Controller of Illinois PCS, LLC (the predecessor of iPCS Wireless, Inc.) from May 1999 until July 2000 and held the same position with iPCS, Inc. from its formation in March 2000 until November 30, 2001, the closing date of our acquisition by AirGate, at which time her title changed to Director of Accounting for iPCS, Inc. From May 1993 to April 1999, she served as the Controller of ACC of Kentucky, LLC, a cellular carrier covering a territory with over one million total residents. From November 1991 to April 1992, Ms. Greteman served as the Controller of Arch Mineral Corporation’s Catenary Coal Company. From August 1989 to October 1991, she served as the Assistant Controller of Arch of Kentucky.

Craig A. Kinley has been our Vice President of Engineering and Network Operations since June 2003 and previously was Senior Director of Engineering and Network Operations with AirGate PCS, Inc. from September 1999 until June 2003 with responsibility during the latter portion of his service for iPCS’s territory. From April 1998 to June 1999, he was a Project Manager with Compass Telecom Services LLC and served as a consultant to AirGate PCS, Inc. From April 1997 to February 1998, he was a Regional Coordinator with Sprint Spectrum L.P.

Committees of the Board of Directors

Our board of directors has established three standing committees:

•       Audit Committee;

•       Compensation Committee; and

•       Nominating and Corporate Governance Committee.

Audit Committee.   Our audit committee is required to be comprised of not fewer than three directors elected by a majority of our board. Our audit committee oversees our accounting and financial reporting processes, as well as the audits of our financial statements, including retaining and discharging our independent registered public accounting firm. Our audit committee is comprised of Messrs. Jones (Chairman), Biltz and Roe.

Our board of directors has determined that Mr. Jones, the chairman of our audit committee, is an “audit committee financial expert,” as defined by the SEC’s rules, and that Mr. Jones is “independent,” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Compensation Committee.   Our compensation committee is required to be comprised of not fewer than three directors elected by a majority of our board. Our compensation committee oversees the administration of our benefit plans, including the iPCS incentive plan and the Horizon PCS incentive plan, reviews and administers all compensation arrangements for executive officers and establishes and reviews general policies relating to the compensation and benefits of our officers and employees. Our compensation committee is comprised of Messrs. Langdon (Chairman), Babich and Katz.

Nominating and Corporate Governance Committee.   Our nominating and corporate governance committee is required to be comprised of not fewer than three directors elected by a majority of our board. Our nominating and corporate governance committee’s responsibilities include identifying and recommending to the board appropriate director nominee candidates and providing oversight with respect to corporate governance matters. Our nominating and corporate governance committee is comprised of Messrs. Roe (Chairman), Jones and Langdon.

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

Both of these documents are available in the “Investor Relations” section of our Internet website, available at www.ipcswirelessinc.com. We will provide to any person, without charge, upon request, a copy of our Code of Ethics. Requests for a copy should be directed in writing to iPCS, Inc. at 1901 N. Roselle Road, Suite 500, Schaumburg, Illinois, 60195, Attention: General Counsel.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth a summary of the annual, long-term and all other compensation for our President and Chief Executive Officer and our other four executive officers during the fiscal years ended September 30, 2005, 2004 and 2003. These five persons are referred to collectively as the “Named Executive Officers.” For purposes of this disclosure, the compensation for the periods ended September 30, 2004 and July 1, 2004 are reflected as for the year ended September 30, 2004.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation	All Other Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus(6)	Other Annual Compensation		Securities Underlying Options (#)	(10)
Timothy M. Yager(1)	2005	$350,000	$260,400	—		—	$12,702
Director, President and	2004	59,231	210,000	—		250,000	1,088,315	(11)
Chief Executive Officer	2003	—	—	—		—	723,333	(12)
Stebbins B. Chandor, Jr.(2)	2005	250,000	205,000	—		—	7,242
Executive Vice President	2004	201,942	125,000	—		137,500	3,963
and Chief Financial Officer	2003	—	—	—		—	—
John (Sonny) J. Peterman(3)	2005	195,000	96,720	$9,000	(7)	—	211
Senior Vice President of	2004	14,250	—	750	(7)	50,000	18
Sales	2003	—	—	—		—	—
Craig A. Kinley(4)	2005	159,675	140,912	7,574	(8)	—	8,239
Vice President of Engineering	2004	128,220	102,800	19,854	(9)	40,000	4,763
and Network Operations	2003	—	32,000	—		—	—
Edmund L. Quatmann, Jr.(5)	2005	152,733	128,533	—		45,000	171
Vice President, General	2004	—	—	—		—	—
Counsel and Secretary	2003	—	—	—		—	—

(1)          Mr. Yager entered into an agreement with us to act as our Chief Restructuring Officer on January 27, 2003. Mr. Yager became our President and Chief Executive Officer following the consummation of our reorganization.

(2)          Mr. Chandor was hired on a part-time basis in October 2003 and was hired on a full-time basis as Executive Vice President Operations and Chief Financial Officer in March 2004.

(3)          Mr. Peterman commenced employment with us in August 2004.

(4)          Mr. Kinley commenced employment with us in October 2003.

(5)          Mr. Quatmann commenced employment with us in November 2004.

(6)          The amounts disclosed in the Bonus column were all awarded under our incentive bonus program. In addition, Messrs. Chandor and Quatmann received a special bonus of $50,000 each in 2005, and Mr. Kinley received (i) retention bonus payments in the aggregate amount of $50,000 in 2005 and $50,000 in 2004 pursuant to the retention bonus plan for certain key employees implemented during our bankruptcy with the approval of the bankruptcy court and (ii) a special bonus in 2005 in the amount of $18,000 for successful completion of the Nortel swap in our Michigan markets.

(7)          Consists of a monthly car allowance of $750.

(8)          Consists of a monthly car allowance totaling $2,250 and quarterly cost of living adjustment (COLA) payments totaling $5,324.

(9)          Consists of a monthly car allowance totaling $9,000 and quarterly COLA payments totaling $10,854.

(10)   Except as noted in Notes 11 and 12, the amounts disclosed in the All Other Compensation column consist of company matching contributions under our 401(k) plan and company-paid term life insurance premiums as follows:  Mr. Yager: 401(k) matching contributions: $12,432 in 2005 and $1,068 in 2004; company-paid life insurance premiums: $270 in 2005 and $45 in 2004. Mr. Chandor: 401(k) matching contributions: $6,972 in 2005 and $3,828 in 2004; company-paid life insurance premiums: $270 in 2005 and $135 in 2004. Mr. Peterman: company-paid life insurance premiums: $211 in 2005 and $18 in 2004. Mr. Kinley: 401(k) matching contributions: $8,086 in 2005 and $4,624 in 2004; company-paid life insurance: $153 in 2005 and $139 in 2004. Mr. Quatmann: $171 in company-paid life insurance in 2005.

(11)   In addition to amounts referred to in Note 10, includes $615,000 paid to Mr. Yager for his services as Chief Restructuring Officer, and a $472,202 success fee.

(12)   In addition to amounts referred to in Note 10, includes $133,333 of consulting payments paid to Mr. Yager under the consulting provisions of his employment agreement with us and $590,000 for his services as Chief Restructuring Officer.

Option/SAR Grants in Last Fiscal Year

	Individual Grants			Grant Date Value
Name	Number of Securities Underlying Options/SARs Granted (#)(1)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Present Value ($)(2)
Edmund L. Quatmann, Jr.	45,000	66%	$25.60	11/30/2014	$618,300

(1)          All options granted in the last fiscal year vest quarterly over the four year period commencing on the grant date.

(2)          Calculated using Black-Scholes option price model. For assumptions used for these calculations, see the notes to our Consolidated Financial Statements found elsewhere in this report.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

	Shares Acquired on Exercise	Value	Number of Securities Underlying Unexercised Options/ SARs at Fiscal Year End	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($)
Name	(#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Timothy M. Yager	—	—	78,125/171,875	$2,447,656 / $5,384,844
Stebbins B. Chandor, Jr.	20,000	$494,600	22,970/94,531	$719,651 / $2,961,664
John (Sonny) J. Peterman	3,000	$69,720	12,625/34,375	$285,325 / $776,875
Craig A. Kinley	—	—	12,500/27,500	$391,625 / $861,575
Edmund L. Quatmann, Jr.	8,400	$139,776	2,850/33,750	$45,600 / $540,000

Compensation of Directors

For the annual term beginning on July 1, 2005, all of our directors, other than Mr. Yager, received compensation for serving on our Board of Directors and committees of the Board as follows:

•       An annual retainer of $35,000;

•       A stock option to purchase 7,500 shares of our common stock at the per share exercise price equal to the fair market value of the stock on the date of grant, which was $35.00, and vesting quarterly over one year;

•       For the chairman of the Board, an additional annual retainer of $10,000;

•       For the chairman of the audit committee of the Board, an additional annual retainer of $10,000;

•       For the chairman of other committees of the Board, an additional annual retainer of $5,000;

•       A per meeting fee of $1,500 for each in person Board meeting attended and $750 for each telephonic Board meeting participated in;

•       For members of the compensation committee of the Board and the nominating and corporate governance committee of the Board, a per meeting fee of $1,000 for each in person committee meeting attended and $500 for each telephonic committee meeting participated in;

•       For members of the audit committee of the Board, a per meeting fee of $1,000 for each audit committee meeting attended (in person or telephonic); and

•       Reimbursement for out-of-pocket expenses incurred in attending Board and committee meetings.

Directors serving prior to July 1, 2005, other than Mr. Yager, received compensation for serving on our Board of Directors and committees of the Board as follows:

•       An annual retainer of $18,000;

•       A stock option to purchase 7,500 shares of our common stock at the per share exercise price equal to the fair market value of the stock on the date of grant, which was $10.27, and vesting quarterly over one year;

•       For the chairman of the Board, an additional annual retainer of $22,000 and a stock option to purchase an additional 10,500 shares of our common stock at the per share exercise price equal to the fair market value of the stock on the date of grant, which was $18.90, and vesting quarterly over one year;

•       For the chairman of the audit committee of the Board, an additional annual retainer of $12,000 and a stock option to purchase an additional 2,500 shares of our common stock at the per share exercise price equal to the fair market value of the stock on the date of grant, which was $18.90, and vesting quarterly over one year;

•       For the chairman of the other committees of the Board, an additional annual retainer of $6,000;

•       A per meeting fee of $1,500 for each in person Board meeting attended and $750 for each telephonic Board meeting participated in;

•       A per meeting fee of $1,000 for each in person committee meeting attended and $500 for each telephonic committee meeting participated in; and

•       Reimbursement for out-of-pocket expenses incurred in attending and participating in Board and committee meetings.

Employment Contracts

We have entered into employment agreements with each of the following Named Executive Officers as well as our Chief Operating Officer:

Timothy M. Yager	President and Chief Executive Officer
Stebbins B. Chandor, Jr.	Executive Vice President and Chief Financial Officer
Alan G. Morse	Chief Operating Officer
John (Sonny) J. Peterman	Senior Vice President of Sales
Craig A. Kinley	Vice President of Engineering and Network Operations
Edmund L. Quatmann, Jr.	Vice President, General Counsel and Secretary

We entered into employment agreements with each of Messrs. Yager, Chandor and Kinley as of July 20, 2004. We entered into an employment agreement with Mr. Peterman as of August 24, 2004, Mr. Quatmann as of November 30, 2004, and Mr. Morse as of August 5, 2005. We use a standard employment agreement and, therefore, our employment agreements with each of the foregoing employees is substantially the same. Below is a summary of the terms of our standard employment agreement that also sets forth the terms that are unique to each employee:

•       3-year term that is automatically renewable for successive one-year periods absent 90 days advance notice by either party (except Mr. Morse’s term is thirty (30) months).

•       Initial minimum annual base salary ($350,000 for Mr. Yager, $250,000 for Messrs. Chandor and Morse, $195,000 for Mr. Peterman, $190,000 for Mr. Quatmann and $132,000 for Mr. Kinley).

•       Pursuant to the iPCS incentive plan, a stock option to purchase the following number of shares of our common stock at the exercise price indicated (250,000 shares at $10.27 for Mr. Yager, 137,500 shares at $10.27 for Mr. Chandor, 22,750 shares at $40.50 for Mr. Morse, 50,000 shares at $19.00 for Mr. Peterman, 40,000 shares at $10.27 for Mr. Kinley and 45,000 shares at $25.60 for Mr. Quatmann). In consideration for facilitating our emergence from bankruptcy, Mr. Yager also received a total of 250,000 stock and stock unit awards that were fully vested at the date of grant.

•       Employee is eligible for an annual incentive bonus (60% of annual base salary for Mr. Yager, 50% for Mr. Chandor, and 40% for Messrs. Morse, Peterman, Kinley, and Quatmann) and is entitled to benefits, such as retirement, health and other fringe benefits which are provided to other executive employees, reimbursement of business expenses, limited reimbursement of legal and financial planning expenses (Mr. Yager only) and other perquisites as may be approved by the Board from time to time.

•       Employment may be terminated by employee or us at any time and for any reason. If employment is terminated, employee is entitled to payment of accrued but unpaid salary, vacation pay, unreimbursed business expenses and other items earned and owed to employee by us.

•       If employment is terminated as a result of death or disability, employee or employee’s estate (in the event of his death) will be paid employee’s salary through the first anniversary of the date of death or termination for disability, will receive a lump sum payment of employee’s target incentive bonus and employee’s outstanding equity awards will fully vest.

•       If employment is terminated by us for reasons other than cause, or if employee terminates employment following a material breach by us of the employment agreement (which breach is not cured within 30 days), or within 60 days after we relocate our business outside of the Chicago metropolitan area, employee will be entitled to continuing payments of employee’s salary through the first anniversary of employee’s termination, continuation of health benefits for employee and employee’s dependents for the same period, a lump sum payment of employee’s target incentive bonus and one year of additional vesting of employee’s stock options.

•       All severance payments pursuant to the employment agreement terminate in the event the employee violates the confidentiality, non-competition or non-solicitation provisions of the employment agreement.

•       The employment agreement provides that if, during the one year period following a change in control (as defined in the iPCS 2004 Long-Term Incentive Plan, discussed below), employee’s employment is terminated by us for reasons other than for cause or if employee terminates for good reason, employee will be entitled to a lump sum payment equal to a specified number of months of employee’s salary (36 months for Mr. Yager, 18 months for Messrs. Chandor and Morse, and 12 months for each of Messrs. Peterman, Kinley and Quatmann), a lump sum payment equal to one time employee’s target incentive bonus for the year in which the termination occurs, continuation of employee’s and employee’s dependents’ health benefits at the employee rate for a specified period of time (36 months for Mr. Yager, 18 months for Mr. Morse, and 12 months for each of Messrs. Chandor, Peterman, Kinley and Quatmann) following employee’s termination (if employee properly elects to receive such health benefits), immediate vesting of employee’s outstanding equity-based awards and an amount equal to employee’s target incentive bonus that would have been payable for the fiscal year in which the termination occurs assuming all performance targets had been satisfied, pro-rated through employee’s termination date.

•       In the event that, in connection with a change in control, any payments or benefits to which employee is entitled to from us constitute excess golden parachute payments under applicable IRS rules, employee will receive a payment from us in an amount which is sufficient to pay the parachute excise tax that employee will have to pay on those parachute payments. In addition, we will pay employee an amount sufficient to pay the income tax, related employment taxes, and any additional excise taxes that employee will have to pay related to our reimbursement to employee of the parachute excise tax.

•       Employee must keep all of our confidential information secret and, while he is employed by us and for a period of 12 months after employee’s termination of employment, employee will not compete with us in the wireless telecommunications services business in any of the basic trading areas in which we have been granted the right to carry on the wireless telecommunications business, employee will not solicit our customers for a competitive business and employee will not solicit our employees.

On January 27, 2003, we entered into a restructuring management services agreement with YMS Management, L.L.C., to manage our day-to-day operations. YMS is owned by Mr. Yager. On that same date, Mr. Yager had been appointed chief restructuring officer to oversee our restructuring. In connection with his appointment as chief restructuring officer, we and Mr. Yager agreed to terminate the provisions of his employment agreement which he had entered into with us prior to our acquisition by AirGate PCS, Inc. which provided for consulting services to us and payments thereunder to Mr. Yager. The restructuring management services agreement provided for weekly payments of $15,000, plus certain expenses. The agreement also provided that upon confirmation of a plan of reorganization or a sale of us, Mr. Yager was entitled to a fixed fee equal to $500,000 less 50% of the aggregate weekly payments under the restructuring management services agreement, beginning on July 1, 2004 through the effective date of the plan or the effective date of a sale. If a sale of us resulted in proceeds in excess of $190 million, Mr. Yager was entitled to a fee equal to the lesser of 1.25% of such proceeds or $3.5 million. In addition, upon the closing of any equity investment in us, Mr. Yager was entitled to a fee equal to 2% of the amount invested. In connection with the consummation of the reorganization, we paid Mr. Yager a “success fee” of approximately $472,000 under this agreement and the agreement was terminated.

Termination of Employment and Change-in-Control Arrangements

iPCS 2004 Long-Term Incentive Plan

Under the iPCS incentive plan, we may grant stock options, stock appreciation rights, full value awards and cash-based incentive awards to our employees, consultants and directors. The total number of shares of our common stock that we may award under the plan is 1,250,000 shares. The number of shares and the price at which shares of stock may be purchased may be adjusted under certain circumstances, such as in the event of a corporate restructuring. Up to 625,000 shares may be issued in conjunction with awards other than options and stock appreciation rights, or SARs. No one individual may be granted options or SARs covering more than 500,000 shares in any one calendar year. No one individual may receive stock unit awards, intended to be performance-based compensation, covering more than 300,000 shares in any one calendar year. No one individual may receive a cash incentive award, intended to be performance-based compensation, in excess of $200,000 per month for any performance period.

The compensation committee of our Board administers the iPCS incentive plan. The iPCS incentive plan essentially gives the compensation committee sole discretion and authority to select those persons to whom awards will be made, to designate the number of shares covered by each award, to establish vesting schedules and terms of each award, to specify all other terms of awards, and to interpret the plan.

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

Under the iPCS incentive plan, our compensation committee may grant common stock or stock units to participants. During the period that a stock award or stock unit award is subject to restrictions or limitations, the participants may receive dividend rights, relating to the underlying shares.

The compensation committee may award participants cash incentive awards which entitle the participant to receive payment in cash or shares at the end of a performance period to the extent provided under the award. Our compensation committee establishes the performance measures and periods with respect to such awards.

Subject to the specific terms of any outstanding award, in the event of our change in control, all options and SARs which are held at the time of the change in control will become immediately vested and exercisable and all full value stock awards (which includes awards of restricted stock) and cash incentive awards shall be fully earned and vested. The term “change in control” is defined in the iPCS incentive plan, generally, as the occurrence of any of the following events:

•       the direct or indirect sale, other disposition (other than by way of merger or consolidation) of all or substantially all of the assets of iPCS to any person other than a “permitted holder”;

•       the adoption of a plan relating to the liquidation or dissolution of iPCS;

•       the consummation of any transaction the result of which is that any person, other than a permitted holder, becomes the beneficial owner, directly or indirectly, of more than 50% of the voting stock of iPCS; or

•       the first day on which a majority of the members of the Board of Directors are not continuing directors (as defined in the plan).

A “permitted holder” is defined as The Blackstone Group, The TCW Group and American International Group, Inc. and their respective affiliates (other than their respective portfolio companies).

Horizon PCS 2004 Stock Incentive Plan

As a result of our merger with Horizon PCS, we assumed the Horizon PCS 2004 Stock Incentive Plan. As of the consummation of the merger, only nonqualified stock options had been granted under the Horizon PCS incentive plan. In connection with the merger, certain of these outstanding options became vested and all of the outstanding options were converted into options to acquire an aggregate of 598,962 shares of our stock at an exercise price of $23.00 pursuant to the merger agreement. Under the Horizon PCS incentive plan, we may grant stock options, stock appreciation rights, full value awards and cash-based incentive awards to our employees, consultants and directors. The total number of shares of our common stock that may be delivered to participants under the Horizon PCS incentive plan is 762,227 shares. The number of shares and the price at which shares of stock may be acquired may be adjusted under certain circumstances, such as in the event of a corporate restructuring. No one individual may be granted options or SARs covering more than 386,250 shares in any one calendar year.

The compensation committee of our Board administers the Horizon PCS incentive plan. The Horizon PCS incentive plan essentially gives the compensation committee sole discretion and authority to select those persons to whom awards will be made, to designate the number of shares covered by each award, to establish vesting schedules and terms of each award, to specify all other terms of awards, and to interpret the Horizon PCS incentive plan.

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

Options and stock appreciation rights will be exercisable in accordance with the terms set by the compensation committee when granted and will expire on the date determined by the compensation committee. All options and stock appreciation rights must expire no later than ten years after they are granted under the Horizon PCS incentive plan. If a stock appreciation right is issued in connection with an option, the stock appreciation right will expire when the related option expires. Special rules and limitations apply to stock options which are intended to be incentive stock options.

Under the Horizon PCS incentive plan, our compensation committee may grant common stock or stock units to participants. During the period that a stock award or stock unit award is subject to restrictions or limitations, the participants may receive dividend rights, relating to the underlying shares.

The compensation committee may award participants cash incentive awards which entitle the participant to receive payment in cash or shares at the end of a performance period to the extent provided under the award. Our compensation committee establishes the performance measures and periods with respect to such awards.

Subject to the specific terms of any outstanding award, in the event of a change in control of us, all options and SARs which are held at the time of the change in control may, at the discretion of the compensation committee, become immediately vested and exercisable and all stock awards and cash incentive awards shall be fully earned and vested. Giving effect to our merger with Horizon PCS, the term “change in control” is defined in the Horizon PCS incentive plan, generally, as the occurrence of any of the following events:

•       The consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction, or a sale or other disposition of all or substantially all of our assets, or our acquisition of assets or stock of another entity that results in a change in our ownership or control;

•       the adoption of a plan relating to our liquidation or dissolution; or

•       the consummation of any transaction the result of which is that any person becomes the beneficial owner, directly or indirectly, of more than 50% of our voting stock.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks (i.e., none of our executive officers serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving as a member of our Board or the compensation committee of our Board).

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents information with respect to our equity compensation plan as of September 30, 2005:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders(1)	599,225	$14.90	338,456
Equity compensation plans not approved by security holders(2)	238,559	23.00	163,265
Total	837,784	$17.20	501,721

(1)          Consists of the iPCS incentive plan that was implemented pursuant to iPCS’s plan of reorganization and approved by the security holders on June 30, 2005.

(2)   Consists of the Horizon PCS incentive plan that was implemented pursuant to Horizon PCS’s plan of reorganization.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of our common stock as of December 16, 2005 with respect to: (i) each person who, to our knowledge, is the beneficial owner of 5% or more of our outstanding common stock; (ii) each of our directors; (iii) our President and Chief

Executive Officer; (iv) each of the other Named Executive Officers; and (v) all executive officers and directors as a group.

	Shares of Common Stock Beneficially Owned(2)
Name and Address(1)	Number of Shares	Percentage of Class
Silver Point Capital, L.P.(3)	2,880,818	17.3%
AIG Global Investment Corp.(4)	2,680,470	16.1
Apollo Management IV, L.P.(5)	2,656,351	15.9
Timothy M. Yager(6)	222,295	1.3
Timothy C. Babich(7)	—	*
Timothy G. Biltz(8)	10,274	*
Jeffrey W. Jones(9)	10,274	*
Robert A. Katz(10)	10,274	*
Ryan L. Langdon(11)	3,750	*
Kevin M. Roe(12)	5,625	*
Stebbins B. Chandor, Jr.(13)	31,564	*
John (Sonny) J. Peterman(14)	15,750	*
Craig A. Kinley(15)	15,000	*
Edmund L. Quatmann, Jr.(16)	5,662	*
All executive officers and directors as a group (13 persons)(17)	375,312	2.2

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

(3)          Includes 11,250 shares of common stock issuable upon the exercise of stock options exercisable within 60 days and issued to SPCP Group, L.L.C. Silver Point Capital, L.P. investment manages the funds held by Silver Point Capital Offshore Fund, Ltd., Silver Point Capital Fund, L.P. and SPCP Group, L.L.C. (collectively, the “Silver Point Funds”). By virtue of its status as investment manager, Silver Point Capital, L.P. may be deemed to be the beneficial owner of the shares of common stock held by the Silver Point Funds. Mr. Edward Mule and Mr. Robert O’Shea are Partners of Silver Point Capital, L.P. and have voting and investment power with respect to the shares of common stock held by the Silver Point Funds and may be deemed to be the beneficial owners of the shares of the common stock held by the Silver Point Funds. Each of Messrs. Mule and O’Shea disclaims beneficial ownership of the shares of common stock held by the Silver Point Funds, except to the extent of any pecuniary interest. The address for Silver Point Capital, L.P. is 2 Greenwich Plaza, Greenwich, Connecticut 06830. Mr. Babich, one of our directors, is an employee of Silver Point Capital, L.P.

(4)          AIG Global Investment Corp. (a subsidiary of American International Group, Inc.) is the investment adviser of AIG Annuity Insurance Company, AIG Life Insurance Company, AIG Retirement Services, Inc., SunAmerica Life Insurance Company and The Variable Annuity Life Insurance Company and is the investment sub-adviser of VALIC Company II Strategic Bond Fund, SunAmerica Income Funds—SunAmerica High Yield Bond Fund, SunAmerica Income Funds—SunAmerica Strategic Bond Fund, and VALIC Company II High Yield Bond Fund. AIG SunAmerica Asset

Management Corp. is the investment adviser of SunAmerica Series Trust—High Yield Bond Portfolio. As the investment adviser and investment sub-adviser of the aforementioned entities, AIG Global Investment Corp. and AIG SunAmerica Asset Management Corp. have investment discretion over securities held by these entities. The Global Investment Committee of AIG Global Investment Corp., each member of which is described in Part II of the AIG Global Investment Corp.’s form ADV last filed with the SEC as of July 18, 2005, has the power to vote and dispose of the securities owned by the aforementioned entities. The address for AIG Global Investment Corp. is 70 Pine Street, New York, New York, 10270. AIG Global Investment Corp., the members of its Global Investment Committee, AIG SunAmerica Asset Management Corp., and American International Group, Inc. disclaim beneficial ownership of these securities.

(5)          Apollo Management IV, L.P. manages the funds held by Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, the “Apollo Funds”). The managing general partner of the Apollo Funds is Apollo Advisors IV, L.P., a Delaware limited partnership, the general partner of which is Apollo Capital Management IV, Inc., a Delaware corporation. The directors and principal executive officers of Apollo Capital Management IV, Inc. are Messrs. Leon D. Black and John J. Hannan. Each of Messrs. Black and Hannan disclaims beneficial ownership of the shares of common stock owned by the Apollo Funds. The address for the Apollo Funds is 9 West 57th Street, 43rd Floor New York, NY 10019. Mr. Katz, one of our directors, is associated with Apollo Management, L.P., an affiliate of the Apollo Funds.

(6)          Includes 93,750 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(7)          Mr. Babich is an employee with Silver Point Capital, L.P. Mr. Babich disclaims beneficial ownership of the securities held by Silver Point Capital, L.P.

(8)          Consists of 10,274 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(9)          Consists of 10,274 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(10)   Consists of 10,274 shares of common stock issuable upon the exercise of stock options exercisable within 60 days. Mr. Katz is associated with the Apollo Funds. Mr. Katz disclaims beneficial ownership of the securities held by the Apollo Funds.

(11)   Consists of 3,750 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(12)   Consists of 5,625 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(13)   Consists of 31,564 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(14)   Consists of 15,750 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(15)   Consists of 15,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(16)   Consists of 5,662 shares of common stock issuable upon the exercise of stock options exercisable within 60 days.

(17)   Information provided is for the individuals who were our executive officers and directors on December 16, 2005, and includes 246,767 shares issuable upon the exercise of stock options that are exercisable within 60 days.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes Registration Rights Agreements

In connection with the offerings of our 11 1/2% unregistered senior notes and our 11 3/8% unregistered senior notes in April, 2004 and July 2004, respectively, we and our guarantor subsidiaries entered into registration rights agreements with the initial purchasers thereof. Pursuant to these registration rights agreements, we filed exchange offer registration statements with the SEC pursuant to which we issued registered notes for the unregistered notes tendered prior to the expiration of the exchange offers. AIG Global Investment Corp. advised us that its affiliates held approximately $47.3 million of our 11 1/2% senior notes as of December 27, 2004—the date we consummated the exchange offer for the 11 1/2% senior notes.

Common Stock Registration Rights Agreement

As required by our plan of reorganization, we entered into a registration rights agreement with the following holders of our common stock who may have been deemed to be our affiliates as of the consummation of our plan of reorganization: certain affiliates of AIGGIC and Silver Point, and the Timothy M. Yager 2001 Trust. In connection with our merger with Horizon PCS, the registration rights agreement was amended to include our shares acquired upon consummation of the merger by certain affiliates of the Apollo Funds and Silver Point and to modify other terms. The following is a summary of the material terms of the registration rights agreement, as amended.

Pursuant to the common stock registration rights agreement, we agreed to prepare and file shelf registration statements covering the resale of our common stock held by our affiliated holders. The initial shelf registration statement was declared effective on November 24, 2004. We also agreed to maintain an effective shelf registration statement covering shares issued to affiliates of the Apollo Funds and Silver Point following the consummation of the merger, which was declared effective on August 12, 2005. Subject to our suspension right discussed below, we agreed to use our commercially reasonable efforts to maintain the effectiveness of both shelf registration statements continuously until the earliest to occur of (1) November 24, 2006 and (2) such date as all of the shares of common stock included on the shelf registration statements may be sold or transferred without registration on such registration statement. iPCS has the right (exercisable on not more than one occasion in any 12 month period) to postpone or suspend the filing or effectiveness of the shelf registration statements (but not for a period exceeding 30 days in the aggregate in any 12 month period) if we determine that such registration and offering would reasonably be expected to interfere with certain significant transactions or events, or would require public disclosure of any such transaction or event prior to the time such disclosure might otherwise be required and we postpone or suspend both registration statements.

At any time after the expiration of the effectiveness of the shelf registration statements, any of the parties to the registration rights agreement (other than the Timothy M. Yager 2001 Trust) may make a request for registration of their common stock having a minimum value of $15 million. All holders of common stock will be entitled to participate in any such demand registration on a pro rata basis. Each of AIGGIC, Silver Point and the Apollo Funds and their respective transferees shall be entitled to request one demand registration with an additional registration which may be requested by any of the three holders subsequent to the demand by that holder for its allocated registration. No more than two requests for a demand registration shall be permitted in any 12 month period, and iPCS will not be required to effect a demand registration until a period of 180 days shall have elapsed from the date on which the distribution of common stock under any previous demand registration has been completed.

We have the right to postpone a demand registration if we are advised that such demand registration would adversely affect any other public offering of our securities (other than in connection with employee benefit and similar plans) for which we had previously commenced preparations, or if such demand registration would reasonably be expected to interfere with certain significant transactions or events, or require public disclosure of such a transaction or event prior to the time such disclosure might otherwise be required. With respect to any underwritten demand registration, iPCS shall have the right, in consultation with the selling holders, to select any investment banker and manager or co-managers to administer the offering.

Additionally, the holders of common stock who are party to the registration rights agreement shall be entitled to piggyback onto any registration by us of our common stock (other than on Form S 4 or S 8) for our own account or for the account of any other holders. We will have priority in any registration we have initiated for our own account. Any cutback required with respect to the holders shall be done on a pro rata basis.

In connection with any underwritten registration of our common stock, we will agree, as will each holder, not to sell any of our equity securities during such period as the managing underwriter may request (not to exceed 90 days from the date of the final prospectus).

We will pay all customary costs and expenses associated with each registration, including for each registration statement prepared, the reasonable fees and expenses of one counsel for the holders. Holders of our common stock will pay underwriting discounts, commissions and applicable transfer taxes, if any, on any shares sold by them.

Our obligation under the registration rights agreement to register common stock for sale under the Securities Act shall terminate on the earliest to occur of the date on which all shares of common stock held by the holders party to such agreement (1) have been distributed to the public pursuant to an offering registered under the Securities Act, (2) have been sold to the public through a broker, dealer or market maker in compliance with Rule 144 under the Securities Act, (3) may be sold or transferred pursuant to Rule 144(k) under the Securities Act without restrictions or (4) cease to be outstanding.

Each holder of common stock who is a party to the registration rights agreement may assign its rights under the registration rights agreement to a third party in connection with a transfer of such holder’s common stock to such third party, provided that we receive prompt notice of such transfer and such third party becomes a party to the registration rights agreement.

Relationship with Stockholders

We are insured by an insurance company affiliated with AIGGIC, the beneficial owner of approximately 16.1% of our common stock as of December 16, 2005. The annual premium for such coverage, approximately $0.4 million, was paid to our broker in July 2005. We believe that the cost of insurance is comparable to the cost of insurance which could have been obtained in transactions with unaffiliated entities.

Following the effective date of our plan of reorganization, Silver Point, the beneficial owner of approximately 17.2% of our common stock as of December 16, 2005, purchased three pre-petition claims against us from creditors in our bankruptcy. The aggregate amount of the claims purchased by Silver Point was approximately $0.6 million. Consistent with other pre-petition claims against us, we have settled these claims with Silver Point through the issuance to it of 26,105 shares of common stock during the year ended September 30, 2005.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees billed to us by Deloitte & Touche LLP for the year ended September 30, 2005 and the periods ended September 30, 2004 and July 1, 2004.  For purposes of this disclosure, the fees billed for the periods ended September 30, 2004 and July 1, 2004 are reflected as for the year ended September 30, 2004:

Year Ended September 30	2005	2004
	(In thousands)
Audit Fees	$820	$629
Audit-Related Fees	258	66
Tax Fees	122	77
All Other Fees	—	—
Total	$1,200	$772

Audit Fees.   These fees relate to reviews of the consolidated financial statements and for other attest services primarily related to financial accounting consultations, comfort letters and consents related to registration statements.

Audit Related Fees.   These fees primarily relate to audits of employee benefit plans and accounting consultation for contemplated transactions, including due diligence.

Tax Fees.   These fees relate to tax compliance, tax advice and tax planning.

All Other Fees.   There were no other fees for the years ended September 30, 2005 and 2004.

Our audit committee is responsible for appointing our independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. Our audit committee charter provides that the audit committee must review and pre-approve all audit and non-audit services to be provided by the independent registered public accounting firm. Normally, pre-approval would be provided at regularly scheduled meetings of our audit committee or by way of an unanimous written consent. However, the authority to grant specific pre-approval between meetings, as necessary, may be delegated to one or more designated members of our audit committee whose decisions will be presented to the full audit committee at its next regularly scheduled meeting.

Following our emergence from bankruptcy, our audit committee was constituted by our board of directors at its meeting on August 25, 2004. Prior to that date, our board of directors served as our audit committee. During the years ended September 30, 2005 and 2004, all services performed by our independent registered public accounting firm were pre-approved by our audit committee or, prior to August 25, 2004, were pre-approved by our board of directors or the bankruptcy court.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this annual report on Form 10-K:

1.     Financial Statements

Report of Independent Registered Public Accounting Firm; Consolidated Balance Sheets as of September 30, 2005 and 2004 (Successor Company); Consolidated Statements of Operations for the year ended September 30, 2005, the period from July 2, 2004 through September 30, 2004 (Successor Company), the period from October 1, 2003 through July 1, 2004 and the year ended September 30, 2003 (Predecessor Company); Consolidated Statements of Cash Flows for the year ended September 30, 2005, the period from July 2, 2004 through September 30, 2004 (Successor Company), the period from October 1, 2003 through July 1, 2004 and the year ended September 30, 2003 (Predecessor Company); Consolidated Statements of Equity (Deficiency) for the year ended September 30, 2005, the period from July 2, 2004 through September 30, 2004 (Successor Company), the period from October 1, 2003 through July 1, 2004 and the year ended September 30, 2003 (Predecessor Company); and Notes to Consolidated Financial Statements.

2.     Financial Statement Schedules. None

3.     See the Exhibit Index following the financial statements.

(b)          See the Exhibit Index following the financial statements.

(c)           Financial Statement Schedules. None

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

We have not sent either of the following to our security holders with respect to the year ended September 30, 2005:

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
Date: December 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Director, President and Chief
/s/ TIMOTHY M. YAGER	Executive Officer	December 22, 2005
Timothy M. Yager	(Principal Executive Officer)
/s/ TIMOTHY C. BABICH	Director	December 22, 2005
Timothy C. Babich
/s/ TIMOTHY G. BILTZ	Director	December 22, 2005
Timothy G. Biltz
/s/ JEFFREY W. JONES	Director	December 22, 2005
Jeffrey W. Jones
/s/ ROBERT A. KATZ	Director	December 22, 2005
Robert A. Katz
/s/ RYAN L. LANGDON	Director	December 22, 2005
Ryan L. Langdon
/s/ KEVIN M. ROE	Director	December 22, 2005
Kevin M. Roe
Executive Vice President and
/s/ STEBBINS B. CHANDOR, JR.	Chief Financial Officer	December 22, 2005
Stebbins B. Chandor, Jr.	(Principal Financial Officer)
/s/ PATRICIA M. GRETEMAN	Vice President and Controller	December 22, 2005
Patricia M. Greteman	(Principal Accounting Officer)

iPCS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of September 30, 2005 and 2004 (Successor Company)	F-3

Consolidated Statements of Operations for the year ended September 30, 2005, the period from July 2, 2004 through September 30, 2004 (Successor Company), the period from October 1, 2003 through July 1, 2004 and the year ended September 30, 2003 (Predecessor Company)

F-4

Consolidated Statements of Cash Flows for the year ended September 30, 2005, the period from July 2, 2004 through September 30, 2004 (Successor Company), the period from October 1, 2003 through July 1, 2004 and the year ended September 30, 2003 (Predecessor Company)

F-5

Consolidated Statements of Equity (Deficiency) for the year ended September 30, 2005, the period from July 2, 2004 through September 30, 2004 (Successor Company), the period from October 1, 2003 through July 1, 2004 and the year ended September 30, 2003 (Predecessor Company)

F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iPCS, Inc. and subsidiaries
Schaumburg, Illinois

We have audited the accompanying consolidated balance sheets of iPCS, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and 2004 (Successor Company consolidated balance sheets), and the related consolidated statements of operations, stockholders’ equity (deficiency) and of cash flows for the year ended September 30, 2005 and the period from July 2, 2004 through September 30, 2004 (Successor Company operations), the period from October 1, 2003 through July 1, 2004, and the year ended September 30, 2003 (Predecessor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 4 to the consolidated financial statements, on July 9, 2004, the Bankruptcy Court entered an order confirming the Plan of Reorganization which became effective after the close of business on July 20, 2004. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 4.

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of iPCS, Inc. and subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for the year ended September 30, 2005 and for the period from July 2, 2004 through September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the period from October 1, 2003 through July 1, 2004, and the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Davenport, Iowa

December 21, 2005

iPCS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	Successor Company
	September 30, 2005	September 30, 2004
Assets
Current Assets:
Cash and cash equivalents	$98,107	$57,760
Investments	16,700	—
Accounts receivable, net	25,601	14,772
Receivable from Sprint (Note 5)	30,837	13,264
Inventories, net (Note 5)	3,179	1,310
Prepaid expenses	5,717	3,127
Other current assets	4,092	21
Total current assets	184,233	90,254
Property and equipment, net (Note 6)	153,504	134,931
Financing costs (Note 8)	9,590	6,497
Customer activation costs	1,003	451
Intangible assets, net (Note 7)	178,800	78,861
Goodwill (Note 7)	146,391	—
Other assets	469	1,314
Total assets	$673,990	$312,308
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,322	$2,742
Accrued expenses	33,275	20,880
Payable to Sprint (Note 5)	41,135	24,404
Deferred revenue	10,486	5,764
Current maturities of long-term debt and capital lease obligations (Note 8)	17	7
Total current liabilities	89,235	53,797
Customer activation fee revenue	1,003	451
Other long-term liabilities	9,112	3,614
Long-term debt and capital lease obligations, excluding current maturities (Note 8)	304,558	165,400
Total liabilities	403,908	223,262
Commitments and contingencies (Note 16)	—	—
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 16,635,482 and 8,744,164 shares issued and outstanding, respectively	166	87
Additional paid-in-capital	328,202	95,275
Unearned compensation	(1,372)	(340)
Accumulated deficiency	(56,914)	(5,976)
Total stockholders’ equity	270,082	89,046
Total liabilities and stockholders’ equity	$673,990	$312,308

See Notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Successor Company		Predecessor Company
	For the Year Ended September 30, 2005	For the Period from July 2, 2004 through September 30, 2004	For the Period from October 1, 2003 through July 1, 2004	For the Year Ended September 30, 2003
Revenues:
Service revenue	$189,177	$37,909	$107,097	$145,249
Roaming revenue	82,959	15,829	34,525	44,220
Equipment and other	7,911	1,644	4,240	4,824
Total revenues	280,047	55,382	145,862	194,293
Operating Expenses:
Cost of service and roaming (exclusive of depreciation, as shown separately below)	(153,224)	(29,082)	(83,230)	(130,065)
Cost of equipment	(27,260)	(5,584)	(12,801)	(11,797)
Selling and marketing	(44,893)	(7,996)	(20,976)	(27,343)
General and administrative	(11,354)	(1,705)	(3,550)	(5,546)
Reorganization income (expense) (Note 4)	—	—	60,797	(31,093)
Stock-based compensation expense (In 2005, $63 related to cost of service and roaming, $1,054 related to general and administrative and $83 related to selling and marketing. For successor company operations, in 2004, $8 related to cost of service and roaming, $9 related to general and administrative and $5 related to selling and marketing).	(1,200)	(22)	—	—
Depreciation (Note 6)	(53,700)	(8,790)	(28,596)	(37,274)
Amortization of intangible assets (Note 7)	(18,126)	(3,051)	—	(3,274)
Gain (loss) on disposal of property and equipment	(141)	4	(13)	(474)
Total operating expenses	(309,898)	(56,226)	(88,369)	(246,866)
Operating income (loss)	(29,851)	(844)	57,493	(52,573)
Interest income	1,782	289	263	70
Interest expense	(22,926)	(5,425)	(10,142)	(20,301)
Cancellation of debt (Note 4)	—	—	131,956	—
Other income (expense), net	57	4	7	(63)
Income (loss) before (provision for) benefit from income taxes	(50,938)	(5,976)	179,577	(72,867)
(Provision for) benefit from income taxes	—	—	—	—
Net income (loss)	$(50,938)	$(5,976)	$179,577	$(72,867)
Basic and diluted loss per share of common stock
Loss available to common stockholders	$(4.60)	$(0.65)	n/a	n/a
Weighted average common shares outstanding	11,073,435	9,257,582	n/a	n/a

See Notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor Company		Predecessor Company
	For the Year Ended September 30, 2005	For the Period from July 2, 2004 through September 30, 2004	For the Period from October 1, 2003 through July 1, 2004	For the Year Ended September 30, 2003
Cash Flows from Operating Activities:
Net income (loss)	$(50,938)	$(5,976)	$179,577	$(72,867)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
(Gain) loss on disposal of property and equipment	141	(4)	13	474
Depreciation and amortization of intangible assets	71,826	11,841	28,596	40,548
Non-cash interest expense	504	208	455	774
Interest expense associated with accretion of discount	—	—	—	11,590
Cancellation of debt	—	—	(131,956)	—
Non-cash reorganization income (expense)	—	—	(68,276)	22,222
Stock-based compensation expense	1,200	22	—	—
Provision for doubtful accounts	2,139	489	246	3,187
Purchases of investments	(2,650)	—	—	—
Sales of investments	2,750	—	—	—
Changes in assets and liabilities:
Accounts receivable	(1,373)	(385)	459	(4,858)
Receivable from Sprint	(9,935)	(2,531)	(4,251)	10,114
Inventories, net	(1,314)	(266)	(444)	1,997
Prepaid expenses, other current and long term assets	(150)	476	1,254	(912)
Accounts payable, accrued expenses and other long term liabilities	(5,715)	766	4,587	15,961
Payable to Sprint	5,375	(2,959)	9,639	(21,350)
Deferred revenue	1,039	764	(999)	(1,203)
Net cash flows from operating activities	12,899	2,445	18,900	5,677
Cash Flows from Investing Activities:
Cash acquired in acquisition, net of transaction costs	19,935	—	—	—
Purchases of property and equipment	(17,440)	(3,402)	(8,634)	(13,395)
Proceeds from disposition of fixed assets	17,370	153	86	77
Net cash flows from investing activities	19,865	(3,249)	(8,548)	(13,318)
Cash Flows from Financing Activities:
Proceeds from senior notes offering	—	—	165,000	—
Proceeds from the exercise of stock options	9,536	—	—	—
Stock purchases and retirements	(1,626)	—	—	—
Repayments under senior credit facilities	—	(126,570)	(1,141)	(2,289)
Payments on capital lease obligations	(21)	—	(3)	(4)
Debt financing costs	(306)	(5,269)	(1,459)	—
Net cash flows from financing activities	7,583	(131,839)	162,397	(2,293)
Net increase (decrease) in cash and cash equivalents	40,347	(132,643)	172,749	(9,934)
Cash and cash equivalents at beginning of period	57,760	190,403	17,654	27,588
Cash and cash equivalents at end of period	$98,107	$57,760	$190,403	$17,654
Supplemental disclosure of cash flow information—cash paid for interest	$26,137	$467	$8,362	$7,109
Supplemental disclosure for non-cash investing activities:
Capitalized interest	$191	$—	$—	$208
Capital lease obligations incurred for the acquisition of property and equipment	—	—	—	(154)
Accounts payable and accrued expenses incurred for the acquisition of property, equipment and construction in progress	5,301	248	279	2,072
Asset retirement obligations capitalized	—	—	—	365
Acquisition of business through issuance of common stock, net of cash acquired and transaction costs (Note 3)	210,872	—	—	—

See Notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)
(Dollars in thousands, except share data)

	Common Stock		Additional	Unearned	Accumulated
	Shares	Amount	Paid-in-Capital	Compensation	Deficiency
Predecessor Company Balance at September 30, 2002	1,000	$—	$192,850	$—	$(299,560)
Net loss					(72,867)
Balance at September 30, 2003	1,000	—	192,850	—	(372,427)
Net income	—	—	—	—	179,577
Elimination of Predecessor Company’s stockholder’s equity	(1,000)	—	(192,850)	—	192,850
Issuance of Successor Company common stock	8,724,998	87	94,913	—	—
Balance at July 1, 2004	8,724,998	87	94,913	—	—
Successor Company
Net loss	—	—	—	—	(5,976)
Grant of restricted stock	19,166	—	362	(362)	—
Amortization of unearned compensation	—	—	—	22	—
Balance at September 30, 2004	8,744,164	87	95,275	(340)	(5,976)
Net loss	—	—	—	—	(50,938)
Issuance of common stock in settlement of claims	400,002	4	(4)	—	—
Net shares issued for stock unit award	78,545	1	(1,627)	—	—
Grant of restricted stock	1,667	—	58	(58)	—
Forfeiture of restricted stock	(1,084)	—	(20)	20	—
Exercise of stock options	449,428	4	9,531	—	—
Modification of stock options	—	—	577	—	—
Shares issued in connection with merger	6,962,760	70	224,412	(1,618)	—
Amortization of unearned compensation	—	—	—	624	—
Balance at September 30, 2005	16,635,482	$166	$328,202	$(1,372)	$(56,914)

See Notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Business and Basis of Presentation

iPCS, Inc. (the “Company” or “iPCS”) is a holding company that operates as a PCS Affiliate of Sprint through three wholly owned subsidiaries: iPCS Wireless, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC. Each of these subsidiaries is a party to a separate affiliation agreement with Sprint PCS, the operator of a 100% digital personal communications service (“PCS”) wireless network with licenses to provide voice and data service to the entire United States population using a single frequency band and a single technology.

iPCS, Inc. was formed in March 2000 as a holding company for iPCS Wireless. iPCS Wireless, as the successor to Illinois PCS, LLC, became a PCS affiliate of Sprint in 1999. Through this affiliation agreement, as amended, iPCS has the exclusive right to market and provide Sprint PCS products and services in 40 markets in Illinois, Michigan, Iowa, and eastern Nebraska.

On November 30, 2001, the Company was acquired by AirGate PCS, Inc. (“AirGate”), another PCS Affiliate of Sprint. iPCS was designated as an unrestricted subsidiary of AirGate and both companies operated as separate business entities. On February 23, 2003, the Company and its subsidiaries filed for Chapter 11 bankruptcy protection. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” the Company adopted fresh-start accounting as of July 1, 2004, and the Company’s emergence from Chapter 11 resulted in a new reporting entity. The periods as of and prior to July 1, 2004 have been designated “Predecessor Company” and the periods subsequent to July 1, 2004 have been designated as “Successor Company.” Under fresh-start accounting, the reorganization equity value of the company was allocated to the assets and liabilities based on their respective fair values and was in conformity with SFAS No. 141 “Business Combinations.” As a result of the implementation of fresh-start accounting, the financial statements of the Company after the effective date are not comparable to the Company’s financial statements for prior periods.

On October 17, 2003, AirGate irrevocably transferred its ownership of iPCS to a trust, the beneficial owners of which trust were AirGate’s stockholders at the date of transfer. AirGate retained no ownership interest in the trust or the Company. Upon our emergence from bankruptcy (see Note 4), iPCS’s common stock held by the trust was cancelled and the trust terminated by its terms.

On July 1, 2005, iPCS completed a merger with Horizon PCS, Inc. (“Horizon PCS”), another PCS Affiliate of Sprint, in which Horizon PCS merged with and into iPCS, Inc., with iPCS, Inc. as the surviving corporation (see Note 3). Through its two affiliation agreements with Sprint PCS, two wholly owned subsidiaries of Horizon PCS have the exclusive right to market and provide Sprint PCS products and services in 40 markets in Ohio, Indiana, Tennessee, Michigan, New York, New Jersey, Maryland, Pennsylvania, and West Virginia.

The PCS market is characterized by significant risks as a result of rapid changes in technology and increasing competition. The Company’s continuing operations are dependent upon Sprint’s ability to perform its obligations under the affiliation agreements. In addition, the Company must be able to attract and maintain a sufficient customer base and achieve satisfactory growth while successfully managing operations to generate enough cash from operations to meet future obligations. Changes in technology, increased competition, or the inability to obtain required financing or achieve break-even operating cash flow, among other factors, could have an adverse effect on the Company’s financial position and results of operations.

(2)   Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its subsidiaries, iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits and money market funds with original maturities of three months or less.

(c) Investments

Investments include marketable debt securities with original purchase maturities greater than three months. The Company classifies these investments as trading securities because the securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value.

(d) Allowance for Doubtful Accounts

Estimates are used in determining the allowance for doubtful accounts and are based on historical write-off experience and the uncollectibility of accounts receivable by aging category, as well as current information regarding the credit quality of the Company’s customers. Using this information, the Company estimates allowances for uncollectibility relative to the aging categories. Bad debt expense as a percentage of service revenues for the year ended September 30, 2005, the period ended September 30, 2004, the period ended July 1, 2004, and the year ended September 30, 2003 was 1.1%, 1.3%, 0.2%, and 2.2%, respectively. The allowance for doubtful accounts as of September 30, 2005 and 2004 was $3.7 million and $1.2 million, respectively.

(e) Inventory

Inventory consists of wireless handsets and related accessories held for resale. Inventories are carried at the lower of cost or market using the first-in, first-out method. Cost is based on prices paid to Sprint. Market is determined using replacement cost which is consistent with industry practices. The Company maintains a reserve for obsolete or excess handset inventory for models that remain in inventory after 30 days of being discontinued by Sprint PCS. The reserve for obsolescence at September 30, 2005 and 2004 was $0.3 million and $0.1 million, respectively.

(f) Property and equipment, net

Property and equipment are stated at realizable value, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Useful lives for assets used by the Company are as follows:

Useful Life
Network assets and towers	5-15 years
Computer equipment	3 years
Furniture, fixtures and office equipment	3-5 years

Leasehold improvements are amortized over the shorter of the remaining term of the lease or the estimated useful life of the improvement. Construction in progress includes expenditures for the purchase of capital equipment, design services, and construction services and testing of the Company’s network. The Company capitalizes interest on its construction in progress activities. There was no interest capitalized in the period ended July 1, 2004 or the period ended September 30, 2004. Interest capitalized for the years ended September 30, 2005 and September 30, 2003 totaled $0.2 million for each year. When the network assets are placed in service, the Company transfers the assets from construction in progress to network assets and depreciates those assets over their estimated useful life.

(g) Financing Costs

Costs incurred in connection with the senior credit facility and senior discount notes were deferred and amortized into interest expense over the term of the respective financing using the straight-line and effective interest method, respectively. In conjunction with the Company’s filing for bankruptcy protection in February 2003 (see Note 4), the Company charged to reorganization expense the remaining unamortized amount of the deferred financing costs related to the senior discount notes. The remaining unamortized amount of the deferred financing costs related to the senior credit facility was charged to reorganization expense as the balance of the senior credit facility was paid off in full as part of the Company’s plan of reorganization (see Note 4). Costs incurred in connection with the 11 1/2% senior notes and the 11 3/8% senior notes were deferred and are amortized to interest expense over the eight year term of each senior note issuance using the straight-line method.

(h) Goodwill and Intangible Assets

Goodwill and intangible assets have been recorded in accordance with fresh-start accounting as a result of the Company’s reorganization and also as a result of its merger with Horizon PCS. Identifiable intangibles consist of the Sprint affiliation agreements, the subscriber base at the time of the reorganization and merger and an FCC license for a small market in Ohio owned by Horizon Personal Communications, Inc. The intangible assets relating to the Sprint affiliation agreements are being amortized straight-line over the remaining life of the agreements. The subscriber base intangible assets are being amortized over the estimated life of the subscribers or approximately thirty months. The FCC license has an indefinite life and is not being amortized.

(i) Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of the assets.

(j) Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent realization is not more likely than not, the Company must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

(k) Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Effective July 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The EITF guidance addresses accounting for arrangements that involve multiple revenue-generating activities. In applying this guidance, separate contracts with the same party, entered into at or near the same time, are presumed to be a bundled transaction. The Company adopted this guidance prospectively from July 1, 2003. Prior to the adoption of EITF 00-21, under the provisions of SAB No. 101, the Company accounted for the sale of handsets and the subsequent service to the customer as a single unit of accounting because the wireless service provided by the Company is essential to the functionality of the customers’ handsets. Accordingly, the Company deferred all activation fee revenue and its associated costs and amortized these revenues and costs over the average life of its customers, which is estimated to be 30 months. Under EITF 00-21, the Company is not required to consider whether customers can use their handsets without the wireless service provided to them. Because the Company meets the criteria stipulated in EITF 00-21, the adoption of EITF 00-21 requires the Company to account for the sale of the handset as a separate unit of accounting from the subsequent service to the customer. With the adoption of EITF 00-21, the Company now recognizes activation fee revenue generated from its retail stores as equipment revenue. In addition, the Company recognizes the portion of the activation fee costs related to the handsets sold in its retail stores. Subsequent to July 1, 2003, the Company has continued to apply the provisions of SAB No. 101 and defer and amortize activation fee revenue and costs generated by subscribers outside its retail stores.

The Company recognizes service revenue from its customers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments, estimated uncollectible late payment fees and early cancellation fees.

Roaming revenue includes roaming revenue when Sprint PCS customers and customers of other PCS Affiliates of Sprint use the Company’s network, roaming revenue when non-Sprint PCS customers use the Company’s network, and reseller revenue. Roaming revenue is recorded based on a per minute charge for voice services and a per kilobyte charge for data services.

Equipment revenue, net of any rebates or discounts, includes the proceeds from sales of handsets and accessory sales sold through channels directly controlled by the Company. Handset sales are recorded net of an allowance for sales returns. The allowance is estimated based on Sprint PCS’s handset return policy that allows customers to return handsets for a full refund within 14 days of purchase. When handsets are returned, the Company may be able to resell the handsets to other customers at little additional cost. However, when handsets are returned to Sprint PCS for refurbishing, the Company is allocated a certain number of replacement refurbished phones which it can purchase at a reduced price. As mentioned above, from July 1, 2003, equipment revenue also includes an allocation of the activation fee revenue as part of revenue arrangements with multiple deliverables.

The Company participates in the Sprint PCS national and regional distribution programs in which national retailers, such as Radio Shack and Best Buy, sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint PCS for resale and receive compensation from Sprint PCS for products and services sold. For industry competitive reasons, Sprint PCS subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Sprint PCS agreements, when a national retailer sells a handset purchased from Sprint PCS to a subscriber in the Company’s territory, the Company is obligated to reimburse Sprint PCS for the handset subsidy that Sprint PCS originally incurred. The national retailers sell Sprint PCS wireless services under the Sprint PCS brands and marks. The Company does not receive any revenues from the sale of wireless handsets by national retailers. The Company classifies these Sprint PCS wireless handset subsidy charges as a selling and marketing expense for a wireless handset sale to a new customer and classifies these subsidies as a cost of service for a wireless handset upgrade to an existing customer.

Sprint PCS retains 8% of collected service revenues from Sprint PCS customers based in the Company’s markets and from non-Sprint PCS customers who roam onto the Company’s network. The amount retained by Sprint PCS is recorded as cost of service and roaming. Revenues generated from the sale of handsets and accessories and from roaming services provided to Sprint PCS’s customers and customers of other PCS Affiliates of Sprint who are not based in the Company’s markets are not subject to the 8% affiliation fee for Sprint PCS.

(l) Advertising Costs

The Company expenses advertising costs when the advertisement occurs. Advertising expense totaled $13.7 million for the year ended September 30, 2005, $2.4 million for the period ended September 30, 2004, $5.0 million for the period ended July 1, 2004 and $5.0 million for the year ended September 30, 2003.

(m) Reorganization Items

Reorganization items relate to income recorded and expenses incurred as a direct result of the Company’s bankruptcy and reorganization (see Note 4) and include professional fees, adjustments to carrying value of debt, employee severance payments, employee retention payments, lease termination accruals, fresh-start accounting adjustments, and other items. Reorganization items are separately identified on the Consolidated Statements of Operations.

(n) Loss Per Share

Basic and diluted loss per share for the Successor Company are calculated by dividing the net loss available to common stockholders by the weighted average number of shares of common stock of iPCS, Inc. Pursuant to the Company’s Plan of Reorganization, 8.6 million shares were distributed to its unsecured creditors on the effective date and the remaining 0.4 million shares held in reserve were distributed upon resolution of disputed claims in the year ended September 30, 2005. The full nine million shares were used in the calculation of weighted average shares for both the year ended September 30, 2005 and the period ended September 30, 2004. The calculation was made in accordance with SFAS No. 128, “Earnings Per Share.” The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed exercise of stock options is antidilutive. Potential common shares excluded from the loss per share computations as of September 30, 2005 and 2004 were 837,784 and 575,500 stock options, respectively. Per share information is not presented for the Predecessor Company as it is not meaningful.

(o) Stock-Based Compensation

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee and director stock options. Stock-based compensation expense is determined as the excess of the fair value of the Company’s common stock at date of grant over the exercise price.

If stock-based compensation expense for the stock option grants had been determined on fair value at the grant date consistent with the requirements of SFAS No. 123, the Company’s net loss applicable to common stockholders and net loss per share would have been the pro forma amounts below:

	Year Ended September 30, 2005	Period Ended September 30, 2004
Net loss applicable to common stockholders (in thousands):
As reported	$(50,938)	$(5,976)
Add recorded stock-based compensation expense	528	—
Less stock-based compensation expense in accordance with SFAS No. 123	(1,992)	(313)
Pro forma	$(52,402)	$(6,289)
Basic and diluted loss per common share:
As reported	$(4.60)	$(0.65)
Pro forma	$(4.73)	$(0.68)

The Company’s calculation of fair value of the options was made using the Black-Scholes model with the following assumptions:

	Year Ended September 30, 2005	Period Ended September 30, 2004
Risk free interest rate	3.52% to 4.24%	3.2%
Volatility	36.2% to 83.7%	73.3%
Dividend yield	0.0%	0.0%
Expected life in years	1 to 4	4

For the year ended September 30, 2003, and for the period from October 1, 2003 through July 1, 2004, the number of AirGate options granted to employees of the Company and the pro forma stock-based compensation expense calculated in accordance with SFAS No. 123 were deemed immaterial.

(p) Use of Estimates

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

The most significant of such estimates include:

•       Allowance for doubtful accounts;

•       Impairment and useful lives of long-lived assets; and

•       Accounting for income taxes.

(q) Concentration of Risk

The Company relies on Sprint PCS to provide certain back-office functions such as billing and customer care, activation of new subscribers, handset logistics and technology development. Should Sprint PCS be unable to provide these services, the Company could be negatively impacted (see Note 5).

The Company’s cell sites are located on towers leased from a limited number of tower companies, with one company owning approximately 25% of the Company’s leased towers.

The Company maintains cash and cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. Management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.

Concentrations of credit risk with respect to accounts receivable are limited due to a large customer base. Initial credit evaluations of customers’ financial condition are performed and security deposits are obtained for customers with a higher credit risk. The Company maintains an allowance for doubtful accounts for potential credit losses.

(r) New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for fiscal years starting after June 15, 2005. The Company will adopt SFAS No. 123R on October 1, 2005.

Companies may adopt SFAS No. 123R in one of two ways: modified prospective and modified retrospective. As of the adoption date, under the modified prospective method, compensation cost is recognized for 1) all share-based compensation arrangements granted after the adoption date and 2) all remaining unvested share-based compensation arrangements granted prior to the adoption date. The modified retrospective method includes the same share-based compensation arrangements under the modified prospective method, but also allows companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either all prior periods presented or prior interim periods of adoption. The Company plans to adopt SFAS No. 123R using the modified prospective method. The adoption of SFAS No. 123R will increase the Company’s operating expenses by approximately $2.9 million, $2.2 million $1.4 million and $0.1 million for the years ending September 30, 2006, 2007, 2008 and 2009, respectively, for unvested options as of September 30, 2005. The full impact of adoption of SFAS No. 123R cannot reasonably be estimated at this time because it will depend on future grant awards along with the valuation model used and the related assumptions in determining the value of these awards. However, if the Company had adopted SFAS No. 123R in prior periods, the impact of the adoption would have approximated that disclosed in the pro forma net loss per share as described above in (o) Stock-Based Compensation.

(3)   Merger with Horizon PCS, Inc.

On July 1, 2005, (the “Effective Date”) the Company completed its tax-free stock for stock merger transaction with Horizon PCS in which Horizon PCS merged with and into iPCS, Inc. with iPCS, Inc. as the surviving corporation. Horizon PCS was a PCS Affiliate of Sprint whose territory included 40 markets in nine contiguous states. Based on covered population and the number of subscribers, the merger resulted in the Company being the second largest Sprint affiliate. In addition, the transaction almost doubled the size of the Company’s operations, thereby providing future synergies in a number of operating and administrative areas. The transaction was accounted for under the purchase method and the results of Horizon PCS are included in these consolidated financial statements from the Effective Date.

The total purchase price of $230.8 million was calculated as follows: (in thousands except share and per share data).

Number of Horizon PCS’s shares of common stock outstanding	9,013,317
Exchange ratio	0.7725
Number of shares issued to Horizon PCS’s stockholders	6,962,760
Average price of iPCS’s common stock for the period five days prior to and through the five days after the March 17, 2005 date of the merger announcement	$31.07
Fair value of iPCS’s common shares issued	$216,361
Fair value of vested Horizon PCS’s stock options converted to options to purchase iPCS shares	4,341
Fair value of unvested Horizon PCS’s stock options converted to options to purchase iPCS shares	3,780
Transaction costs	6,325
Purchase price	$230,807

The fair value of the vested and unvested stock options was calculated using Black-Scholes using the following assumptions:

Risk free interest rate	2.2% to 3.6%
Volatility	29.9% to 85.1%
Dividend yield	0.0%
Expected life in months	1 to 27

The intrinsic value allocated to the unvested options was approximately $1.6 million and was recorded to deferred compensation.

The total purchase price of $230.8 million has been preliminarily allocated to the net tangible and intangible assets acquired and liabilities assumed as follows:

Current assets	$65,615
Tangible noncurrent assets	74,544
Identifiable intangible assets	121,500
Goodwill	146,391
Current liabilities assumed	(35,135)
Long term liabilities assumed	(4,039)
Long-term debt assumed	(139,687)
Unearned compensation	1,618
$230,807

Changes to the values allocated to the assets and liabilities of Horizon PCS are not expected to be material.

The unaudited pro forma condensed consolidated statements of operations for the years ended September 30, 2005 and September 30, 2004, set forth below, present the results of operations as if the merger had occurred on October 1, 2004 and October 1, 2003 and are not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such period. iPCS and Horizon PCS each adopted fresh-start accounting as of July 1, 2004 and October 1, 2004, respectively, after the completion of their reorganizations under Chapter 11 of the Bankruptcy Code. The unaudited pro forma condensed consolidated statements of operations for the year ended September 30, 2004, also gives effect to both companies as if each had adopted fresh-start accounting as of the beginning of their fiscal year.

	For the Year Ended September 30, 2005	For the Year Ended September 30, 2004
		(a)
Total revenues	$413,133	$410,126
Net loss	(92,521)	(82,538)
Basic and diluted loss per share of common stock	$(5.68)	$(5.08)
Weighted average shares outstanding	16,281,218	16,231,926

(a)           For the year ended September 30, 2004 Horizon PCS’s operations included the operations of its NTELOS markets in Virginia and West Virginia through June 15, 2004. Under an asset purchase agreement, Sprint PCS purchased Horizon PCS’s economic interest in these markets, including approximately 92,500 subscribers, for approximately $33.0 million. With the sale of these interests, Horizon PCS recorded a gain of approximately $42.1 million which is included in the pro forma net loss for the year ended September 30, 2004.

(4)   Plan of Reorganization

On February 23, 2003, while the Company was a wholly owned unrestricted subsidiary of AirGate PCS, the Company filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia. The decision to file was based on a combination of factors, including weakness in the wireless telecommunications industry and the economy generally. In addition, the Company had experienced a decline in liquidity and cash flow, making it difficult to service its debt obligations. The Company believed actions taken by Sprint, decreasing the roaming rate and imposing new and higher fees were the primary reasons for the decline in its liquidity. Accordingly, in connection with the bankruptcy filing, the Company filed a complaint against Sprint Corporation and Sprint PCS alleging that Sprint PCS had breached its affiliation aggements with the Company. The Company continued to operate as a debtor-in-possession, which allowed the Company to use cash collateral and post-petition collections of receivables in accordance with a budget.

The Bankruptcy Court confirmed the Company’s Joint Plan of Reorganization on July 9, 2004 and it was declared effective on July 20, 2004. The significant terms of the Plan were as follows:

•       The cancellation of the Company’s existing common stock.

•       The discharge of all of the Company’s subordinated claims.

•       The issuance of 10.0 million shares of common stock, of which 9.0 million shares were to be issued to the Company’s general unsecured creditors and 1.0 million were reserved for issuance to certain members of management, directors and other employees through the Company’s 2004 Long-Term Incentive Plan.

•       The formation of a wholly owned special purpose entity to issue $165.0 million of senior notes, the proceeds of which were held in escrow pending the effective date of the Company’s plan of reorganization. The net proceeds were used to pay off in full the balance outstanding under the

Company’s senior credit facility. The remaining net proceeds were used by the Company to satisfy all other secured claims, administrative, priority claims, and unsecured convenience claims, and will be used in the future for general corporate purposes.

•       The settlement of all claims by and between the Company and Sprint (including the claims made in the Company’s litigation against Sprint) which resulted in the write-off of all prepetition claims, as set forth in the settlement agreement and mutual release.

•       The payment to Sprint, in cash, of approximately $5.1 million in full and complete satisfaction of the Company’s obligation to cure defaults under its affiliation agreements with Sprint PCS.

•       The assumption of all contracts and leases that had not been previously rejected, including the assumption of our affiliation agreements with Sprint (as revised to provide the Company a number of benefits).

•       The appointment of Timothy M. Yager as the Company’s president and chief executive officer and director.

•       The appointment of four new directors to the Company’s board of directors to be designated by the committee of unsecured creditors pursuant to which Timothy C. Babich, James J. Gaffney and Kevin M. Roe were appointed as of the effective date and Eugene I. Davis was appointed in August 2004.

•       The Company’s release of any and all claims against: (i) all of the Company’s officers, directors and employees, in each case, as of the date of the commencement of the hearing on the disclosure statement; (ii) the Company’s creditors’ committee and all of its members, in their respective capacities as such; (iii) trustee under the indenture for the Company’s existing senior discount notes, in its capacity as such; (iv) the lenders under the Company’s senior secured credit facility, in their capacities as such; (v) the agent for the lenders under the Company’s senior secured credit facility, in its capacity as such; (vi) the holders of the new notes offered hereby, in their capacity as such; and (vii) with respect to each of the above named persons, such person’s present affiliates, principals, employees, agents, officers, directors, financial advisors, attorneys and other professionals, in their capacities as such.

The Company’s emergence from Chapter 11 proceedings resulted in a new reporting entity with the adoption of fresh-start accounting in accordance with the SOP 90-7. Pursuant to SOP 90-7, the accounting for the effects of the reorganization occurred as of the confirmation date because there were no remaining conditions precedent to the effectiveness of the plan as of the July 9, 2004 confirmation date. For accounting purposes, the Company applied fresh-start accounting as of July 1, 2004, because the results of operations for the eight days through July 9, 2004 did not have a material impact on the reorganized company’s financial position, results of operations and cash flows. The estimated reorganization equity value of the Company of $95.0 million, which served as the basis for the plan approved by the Bankruptcy Court, was used to determine the value allocated to the assets and liabilities of the Successor Company in proportion to their fair values and is in conformity with SFAS No. 141 “Business Combinations.” The reorganization equity value was determined utilizing appraisals, commonly used discounted cash flow valuation methods and selected price earnings multiples of publicly-traded companies similar to the Company to determine the relative fair values of the Company’s assets and liabilities. Factors taken into consideration included projected revenue growth, market and industry growth rates, competition and general economic conditions, working capital and capital expenditure requirements.

As a result of the Company’s reorganization and application of fresh-start accounting, in the period ended July 1, 2004, the Company recognized income of approximately $132.0 million on the cancellation of debt and recorded charges of approximately $79.9 million related to the revaluation of the Company’s assets and liabilities.

The table below shows our unaudited consolidated balance sheet that reflects reorganization and fresh-start accounting adjustments that the Company recorded as of July 1, 2004 (in thousands):

	Pre Reorganization Balance	Reorganization and Fresh-Start Adjustments	Reference	Post Reorganization Balance
Cash and cash equivalents	$18,771	$171,632	(1)	$190,403
Restricted cash	168,417	(168,417)	(1)	—
Accounts receivable, net	14,848	28	(2)	14,876
Receivable from Sprint	10,733	—		10,733
Inventories, net	1,044	—		1,044
Prepaid expenses	7,241	(3,231)	(1)	4,010
Other current assets	186	—		186
Total current assets	221,240	12		221,252
Property and equipment, net	149,427	(8,716)	(2)(7)	140,711
Financing costs	3,741	2,645	(3)	6,386
Customer activation costs	1,627	(1,627)	(2)	—
Intangible assets, net	—	78,477	(2)(7)	78,477
Other assets	987	359	(4)	1,346
Total assets	$377,022	$71,150		$448,172
Accounts payable	$2,350	1,370	(4)	$3,720
Accrued expenses	12,301	8,839	(3)(4)(7)	21,140
Payable to Sprint	27,365	—		27,365
Deferred revenue	5,451	—		5,451
Current maturities of long-term debt and capital lease obligations	126,576	—		126,576
Total current liabilities	174,043	10,209		184,252
Customer activation fee revenue	2,734	(2,734)	(2)	—
Other long term liabilities	8,659	(5,140)	(2)	3,519
Long-term debt and capital lease obligations, excluding current maturities	165,401	—		165,401
Total liabilities not subject to compromise	350,837	2,335		353,172
Liabilities subject to compromise	226,831	(226,831)	(5)	—
Common stock	—	87	(5)	87
Additional paid-in-capital	192,850	(97,937)	(5)	94,913
Accumulated deficiency	(393,496)	393,496	(6)	—
Total stockholders’ equity (deficiency)	(200,646)	295,646		95,000
Total liabilities and stockholders’ equity	$377,022	$71,150		$448,172

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

(7)          Reflects the final fresh-start valuation adjustments recorded with the resolution of the remaining outstanding claims in June 2005, which included a $0.4 million increase in property and equipment, a $3.0 million decrease in accrued expenses and a $3.4 million decrease to intangibles.

Reorganization Income (Expense)

The following items are included in reorganization income (expense) in the statements of operations for the period from October 1, 2003 through July 1, 2004 and the year ended September 30, 2003 (in thousands):

	Predecessor Company
	For the period from October 1, 2003 through July 1, 2004	For the year ended September 30, 2003
Fresh-start accounting adjustments	$79,901	$—
Compensation expense related to the grant of stock and stock unit awards to the Chief Restructuring Officer	(2,568)	—
Professional fees and other costs related to the reorganization	(12,796)	(8,409)
Costs relating to the closing of stores and rejecting leases	(1,435)	(2,033)
Write off of debt financing costs on senior credit facility	(2,305)	—
Write off of unamortized discounts and debt financing costs on senior discount notes	—	(20,651)
	$60,797	$(31,093)

The fresh-start accounting adjustments represent the recording of intangible assets of $78.9 million, the write-down of property and equipment of $8.7 million, and other fair value adjustments of $7.7 million.

(5)   Sprint Agreements

Under the Sprint affiliation agreements, Sprint PCS provides the Company significant support services such as customer service, billing, long distance transport services, national network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand name, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue when wireless customers of  Sprint PCS and other PCS Affiliates of Sprint incur minutes of use in the Company’s territories and incurs expense to Sprint PCS and to other PCS Affiliates of Sprint when the Company’s customers incur minutes of use in Sprint’s and other PCS Affiliates of Sprint’s territories. The expense is recorded in the cost of service and roaming and in the selling and marketing detail lines within the statement of operations. Cost of service and roaming transactions with Sprint PCS include the 8% affiliation fee, long distance, roaming expenses, billing support and customer care support. Cost of equipment relates to inventory sold by the Company that was purchased from Sprint PCS under the Sprint affiliation agreements. Selling and marketing transactions relate to subsidized costs on wireless handsets and commissions under Sprint PCS’s national distribution program.

For the year ended September 30, 2005, the period from July 2, 2004 through September 30, 2004, the period from October 1, 2003 through July 1, 2004, and the year ended September 30, 2003, 97%, 97%, 97% and 98%, respectively, of the Company’s revenue was derived from data provided by Sprint PCS. Of the Company’s cost of service and roaming, 69%, 68%, 65% and 62% for the year ended September 30, 2005, for the period from July 2, 2004 through September 30, 2004, the period from October 1, 2003 through July 1, 2004, and the year ended September 30, 2003, respectively, was derived from data provided by Sprint. The Company reviews all charges from Sprint PCS and disputes certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint PCS can charge the Company for certain expenses under the terms of the Sprint affiliation agreements. At September 30, 2005 and 2004,  the Company had $0.2 million and $0.1 million, respectively, in disputed charges.

Amounts relating to the Sprint affiliation agreements for the year ended September 30, 2005, the period from July 2, 2004 through September 30, 2004, the period from October 1, 2003 through July 1, 2004, and the year ended September 30, 2003, are as follows (in thousands):

	Successor Company		Predecessor Company
	For the Year Ended September 30, 2005	For the Period from July 2, 2004 through September 30, 2004	For the Period from October 1, 2003 through July 1, 2004	For the Year Ended September 30, 2003
Amounts included in the Consolidated Statements of Operations:
Service revenue	$189,177	$37,909	$107,097	$145,249
Roaming revenue	$82,959	$15,829	$34,525	$44,220
Cost of service and roaming:
Roaming	$52,019	$9,645	$22,932	$30,672
Customer service	27,187	5,294	12,897	18,897
Affiliation fees	15,136	3,018	8,685	10,993
Long distance	7,912	1,465	5,946	8,185
Other	3,312	436	3,326	12,138
Total cost of service and roaming	$105,566	$19,858	$53,786	$80,885
Cost of equipment	$27,260	$5,584	$12,801	$11,797
Selling and marketing	$12,589	$2,393	$8,792	$9,234
Cancellation of payable to Sprint	$—	$—	$11,026	$—

	Successor Company
	September 30, 2005	September 30, 2004
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$30,837	$13,264
Inventories, net	3,179	1,310
Payable to Sprint	41,135	24,404

Amendments to Sprint Agreement

On March 26, 2004, the Company executed a settlement agreement and mutual release with Sprint, the official committee of the unsecured creditors of the Company, and Toronto Dominion, as administrative agent for the Company’s then existing senior credit facility. The settlement and release was signed to avoid the expense inherent with litigation and to resolve all the disputes among the parties, including those of the Company, filed against Sprint (see Note 4). The settlement and mutual release agreement was executed with Addendum VIII to the Sprint affiliation agreements with iPCS Wireless, Inc.

Addendum VIII became effective on April 1, 2004 and provides the Company with a number of benefits including a reduced fixed fee for various back office services and an increased roaming rate. The fee for CCPU charges per average subscriber per month is $7.25 for April 1, 2004 through December 31, 2004, $7.00 for 2005, and $6.75 for 2006. Charges included in this CCPU fee include billing, customer care, national platform and feature charges and other back office services. Under Addendum VIII, Sprint PCS charges the Company $23.00 for each new activation (CPGA Fee). This fee is fixed through December 31, 2006. Beginning January 1, 2007, the fees for CCPU and. CPGA will be adjusted based on an agreed upon formula. Addendum VIII also established a fixed reciprocal roaming rate through December 31, 2006 of $0.058 per minute for voice and 2G data minutes, and $0.0020 per kilobyte for 3G data, in each case, for all Sprint PCS subscribers and subscribers of resellers of Sprint PCS service as of the date of Addendum VIII. Beginning in January 2007, the Sprint PCS reciprocal roaming rate for voice and 2G and 3G data will change based on an agreed upon formula.

Horizon PCS signed a similar addendum to its Sprint affiliation agreements on March 16, 2005. The simplified pricing rate structure is the same as for iPCS Wireless, Inc. with the exception of two items. For the Horizon PCS markets, the CPGA fee is $22.00 for each new activation, and with respect to several of its markets in western Pennsylvania and eastern Pennsylvania, Horizon PCS receives the benefit of a special reciprocal roaming rate of $0.10 per minute. Under this addendum, this special $0.10 rate will terminate, with respect to each of these two sets of markets, on the earlier of December 31, 2011, or the first day of the calendar month which follows the first calendar quarter during which these markets achieve a subscriber penetration rate of at least 7% of its covered population.

Each addendum provides the Company with protective rights to decline to implement certain future program requirement changes that Sprint PCS proposes that would adversely affect the Company’s business. The amendments also grant the Company, through December 2006, the right to amend the Sprint PCS agreements to obtain the most favorable term provided under affiliation agreements with another PCS affiliate of Sprint of similar size; provided that the Company must agree to accept all of the terms and conditions set forth in such other agreement. The Company also has a right of first refusal to build out new coverage within the Company’s territory. If the Company does not exercise this right, then Sprint PCS may build out the new coverage, or may allow another PCS affiliate of Sprint PCS to do so, in which case Sprint PCS has the right to manage the new coverage. The Company also was granted the exclusive option until September 30, 2005, to add the Mackinac Island, Michigan market consisting of two basic trading areas (“BTAs”) with a total population of approximately 168,000 to its territory. The Company exercised this option on June 15, 2004.

On July 28, 2004, the Company amended the Sprint affiliation agreement with iPCS Wireless, Inc. by entering into Addendum IX to its Sprint affiliation agreement. This addendum acknowledged the Company’s exercise of the Mackinac Michigan BTA option and updated the service area BTAs to reflect the new additional territory.

(6)   Property and Equipment

Property and equipment consists of the following at September 30, 2005 and 2004 (in thousands):

	Successor Company
	September 30, 2005	September 30, 2004
Network assets	$177,200	$134,552
Computer equipment	1,603	874
Furniture, fixtures and office equipment	5,105	2,935
Vehicles	396	530
Construction in progress	10,105	4,830
Total property and equipment	194,409	143,721
Less accumulated depreciation and amortization	(40,905)	(8,790)
Total property and equipment, net	$153,504	$134,931

The following is a summary of property and equipment under capital leases included in the accompanying consolidated balance sheets as follows (in thousands):

	Successor Company
	September 30, 2005	September 30, 2004
Network assets	$340	$340
Furniture, fixtures and office equipment	73	—
Less accumulated depreciation and amortization	(38)	(7)
Net	$375	$333

On July 1, 2004, as a result of our reorganization and in accordance with fresh-start accounting under SOP 90-7, we wrote down our property and equipment to their estimated fair values and recorded charges totaling $8.7 million to reorganization expense.

The Company’s decision to replace the Lucent equipment in its Michigan markets with Nortel equipment, and to replace the Motorola equipment in its Indiana, Ohio and Tennessee markets with Nortel equipment (see Note 15), resulted in accelerated depreciation due to the retirement of assets before the end of their estimated useful life. For the year ended September 30, 2005, the Company recorded $16.4 million of accelerated depreciation for these replacement projects.

(7)   Goodwill and Intangible Assets

On July 1, 2004, as a result of our reorganization and in accordance with fresh-start accounting under SOP 90-7, we revalued our assets to their estimated fair values. With the implementation of fresh-start accounting, the Company recorded intangible assets of $19.8 million relating to the fair value of the customer base and $62.1 million relating to the fair value of the right to provide service under the Sprint affiliation agreements. The resolution of the remaining outstanding unsecured claims in June 2005 resulted in a decrease to the customer base and the right to provide service under the Sprint affilation agreements of $0.8 million, and $2.6 million, respectively.

In connection with the merger with Horizon PCS (see Note 3), the Company allocated portions of the purchase price to identifiable intangible assets consisting of the right to provide service under the Sprint affiliation agreements, the acquired customer base, and an FCC license for a small market in Ohio. The amount allocated to the right to provide service under the Sprint affiliation agreements, the customer base and the FCC license was $67.0 million, $53.0 million, and $1.5 million, respectively. In addition, the excess of the purchase price over the fair value of the net assets acquired, including these identifiable intangible assets, which totaled $146.4 million was recorded as goodwill. The goodwill is not deductible for income taxes.

The amortization expense for the year ended September 30, 2005, the period ended September 30, 2004, the period ended July 1, 2004, and the year ended September 30, 2003 was $18.1 million, $3.1 million, $0.0 million, and $3.3 million, respectively. The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at September 30, 2005 and September 30, 2004 are as follows (in thousands):

	Successor Company
	September 30, 2005
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$1,500	$—	$1,500
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(6,399)	120,122
Customer base	30 months	71,956	(14,778)	57,178
	117 months	$199,977	$(21,177)	$178,800

	Successor Company
	September 30, 2004
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	174 months	$62,127	$(1,072)	$61,055
Customer base	30 months	19,785	(1,979)	17,806
	139 months	$81,912	$(3,051)	$78,861

Aggregate amortization expense relative to intangible assets for the periods shown below will be as follows:

Year ended September 30,
2006	$37,958
2007	32,271
2008	14,476
2009	9,176
2010	9,176
Thereafter	74,243
Total	$177,300

(8)   Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following at September 30, 2005 and 2004 (in thousands):

	Successor Company
	September 30, 2005	September 30, 2004
Senior notes 11 1/2% $165 million due 2012	$165,000	$165,000
Senior notes 11 3/8% $125 million due 2012	125,000	—
Unamortized fair value adjustment for 11 3/8% senior notes	14,169	—
Capital lease obligations	406	407
Total long-term debt and capital lease obligations	304,575	165,407
Less: current maturities	(17)	(7)
Long-term debt and capital lease obligations, excluding current maturities	$304,558	$165,400

At September 30, 2005, future minimum capital lease payments are as follows (in thousands):

Year	Capital Lease Obligations
2006	$68
2007	63
2008	66
2009	69
2010	71
Thereafter	468
Total minimum payments	805
Less: amount representing interest	(399)
Present value of minimum payments	406
Less: current maturities	(17)
Capital lease obligations, excluding current maturities	$389

Senior Credit Facility

On July 12, 2000, the Company entered into an amended and restated credit facility with Toronto Dominion (Texas), Inc. and GE Capital Corporation for a $140.0 million senior credit facility (“senior credit facility”). The senior credit facility contained certain financial ratios and other financial conditions and was collateralized by all of the Company’s assets and assignment of the Sprint affilation agreements.

The senior credit facility was amended on November 1, 2002, reducing the availability of the senior credit facility by $10.0 million to $130.0 million. In exchange, iPCS’s liquidity covenant was waived, as well as the minimum subscriber covenant at December 31, 2002.

Prior to the Company’s bankruptcy filing, it was in default of certain of the covenants and the lenders accelerated the debt. Under the terms of the credit facility, while in default, the interest rate applicable was to be the prime base rate plus an additional two percent. As part of an amended cash collateral order approved by the bankruptcy court, the senior lenders agreed to charge interest at the prime base rate only. As part of the Company’s reorganization, as of the effective date, the senior lenders were paid in full and the remaining $2.3 million of unamortized financing costs were written off to reorganization expense (see Note 4).

Senior Discount Notes

On July 12, 2000, the Company issued 300,000 units consisting of $300.0 million 14% senior discount notes due July 15, 2010 (the “Notes”) and warrants to purchase 2,982,699 shares of common stock at an exercise price of $5.50 per share. The Notes were issued at a substantial discount such that the Company received gross proceeds from the issuance of the units of approximately $152.3 million. The Company amortized the discount on the Notes as interest expense over the period from date of issuance to the maturity date utilizing the effective interest method. For the year ended September 30, 2003, the Company recorded approximately $4.5 million of interest expense related to the amortization of the discount. The Company allocated approximately $24.9 million to the fair value of the warrants, as determined by using the Black-Scholes model, and recorded a discount on the Notes. For the year ended September 30, 2003, the Company recorded approximately $0.8 million of interest expense related to the amortization of the value of the warrants. Upon the merger with AirGate, AirGate assumed the warrants previously issued by the Company. During 2003, the Company adjusted the liability for the senior discount notes to the allowable claim amount under the indenture governing these Notes. This adjustment included the write-off of the discount associated with the Notes along with the related deferred financing costs. These adjustments totaling $20.7 million are included in reorganization expense for the year ended September 30, 2003 (see Note 4). Subsequent to the date of the Company’s bankruptcy filing, the Company no longer recorded interest expense related to the Notes.

The Notes were a general unsecured obligation, subordinated in right of payment to all senior debt, including all obligations under the senior credit facility. On the effective date of the Company reorganization, the note holders’ unsecured claim was satisfied with the Company’s issuance of new common stock and the former note holders became the principal stock holders of the Company.

$165.0 Million 11 1/2% Senior Notes

On April 21, 2004, iPCS Escrow Holding Company and iPCS Escrow Company were formed. iPCS Escrow Holding Company was a wholly owned direct subsidiary of iPCS, Inc. iPCS Escrow Company was a wholly owned direct subsidiary of iPCS Escrow Holding Company and was not part of the bankruptcy estate of iPCS Inc. iPCS Escrow Company was a special purpose vehicle and was created solely to issue $165.0 million of senior notes.

On April 22, 2004, the senior notes offering was priced at 11 1/2% coupon rate and the offering proceeds of $165.0 million closed into escrow on April 30, 2004. In addition, the Company funded interest of 123 days of approximately $6.5 million into the escrow account. On July 20, 2004, the effective date of the Company’s reorganization, iPCS Escrow Holding Company merged with and into iPCS, Inc. and the notes became general unsecured obligations of iPCS, Inc. The indenture for the 11 1/2% senior notes contain covenants which restrict the Company’s ability to incur additional indebtedness, merge, pay dividends, dispose of its assets, and certain other matters as defined in the indenture. In addition, the 11 1/2% senior notes:

•       rank pari passu in right of payment with all existing and future unsecured senior indebtedness of the Company

•       rank senior in right of payment to all future subordinated indebtedness of the Company; and

•       are unconditionally guaranteed by the the Company’s domestic unrestricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC and any new domestic restricted subsidiaries of the Company.

However, the 11 1/2% senior notes are subordinated to all secured indebtedness of the Company to the extent of the assets securing such indebtedness, and to any indebtedness of subsidiaries of the Company that do not guarantee the 11 1/2 % senior notes.

Interest is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2004 to the holders of record on the immediately preceding April 15 and October 15. At any time prior to May 1, 2007, the Company may redeem up to 35% of the aggregate principal amount of the 11 1/2% senior notes at a redemption price of 111.50% of the principal amount thereof, plus accrued and unpaid interest, and liquidated damages (as defined in the indenture), if applicable, to the redemption date with the net cash proceeds of a sale of equity interests of the Company or a contribution to the Company’s common equity capital; provided that:

•       at least 65% of aggregate principal amount of senior notes originally issued remains outstanding immediately after the redemption; and

•       the redemption occurs within 45 days of the date of the closing of such sale of equity interests or contribution.

Upon a change of control as defined in the indenture, the Company will be required to make an offer to purchase the 11 1/2% senior notes at a price equal to 101% of the aggregated principal amount of the 11 1/2% senior notes repurchased plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

$125.0 Million 11 3/8% Senior Notes

In connection with the merger with Horizon PCS (see Note 3), iPCS, Inc. assumed the obligations for the $125.0 million of 11 3/8% senior notes previously issued by Horizon PCS as part of Horizon PCS’s plan of reorganization. The allocation of the purchase price resulted in an increase of the value of the 11 3/8% senior notes of approximately $14.7 million, which is recorded as long-term debt in the Consolidated Balance Sheets. This amount will be amortized over the remaining life of the senior notes as a reduction to interest expense. For the year ended September 30, 2005, the reduction to interest expense was approximately $0.5 million. This amortization will not increase the principal amount due to the senior note holders or reduce the amount of interest owed to the senior note holders.

The indenture for the 11 3/8% senior notes contain covenants which restrict the Company’s ability to incur additional indebtedness, merge, pay dividends, dispose of its assets, and certain other matters as defined in the indenture. In addition, the 11 3/8% senior notes:

•       rank pari passu in right of payment with all existing and future unsecured senior indebtedness of the Company

•       rank senior in right of payment to all future subordinated indebtedness of the Company; and

•       are unconditionally guaranteed by the Company’s domestic unrestricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC and any new domestic restricted subsidiaries of the Company.

However, the 11 3/8% senior notes are subordinated to all secured indebtedness of the Company to the extent of the assets securing such indebtedness, and to any indebtedness of subsidiaries of the Company that do not guarantee the 11 3/8% senior notes.

Interest is payable semi-annually in arrears on July 15 and January 15, commencing on July 15, 2005 to the holders of record on the immediately preceding July 1 and January 1. At any time prior to July 15, 2007, the Company may redeem up to 35% of the aggregate principal amount of the 11 3/8% senior notes at a redemption price of 111.375% of the principal amount thereof, plus accrued and unpaid interest, and liquidated damages (as defined in the indenture), if applicable, to the redemption date with the net cash proceeds of a sale of equity interests of the Company or a contribution to the Company’s common equity capital; provided that:

•       at least 65% of aggregate principal amount of 11 3/8% notes originally issued remains outstanding immediately after the redemption; and

•       the redemption occurs within 90 days of the date of the closing of such sale of equity interests or contribution.

Upon a change of control as defined in the indenture, the Company will be required to make an offer to purchase the 11 3/8% senior notes at a price equal to 101% of the aggregated principal amount of the 11 3/8% senior notes repurchased plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

At September 30, 2005, the Company was not in compliance with the indentures governing its 11 3/8% senior notes and its 11½% senior notes because cash proceeds from the 11 3/8% senior notes were invested in short-term AAA rated auction rate certificates — which are not permitted investments under the indentures — thereby causing an event of default which existed as of September 30, 2005.  The investments were sold on October 26, 2005 and the event of default did not continue beyond such date.

(9)   Fair Value of Financial Instruments

Fair value estimates and assumptions and methods used to estimate the fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts (in thousands):

	Successor Company
	September 30, 2005		September 30, 2004
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Cash and cash equivalents(a)	$98,107	$98,107	$57,760	$57,760
Investments(a)	16,700	16,700	—	—
Accounts receivable, net(a)	25,601	25,601	14,772	14,772
Receivable from Sprint(a)	30,837	30,837	13,264	13,264
Accounts payable(a)	4,322	4,322	2,742	2,742
Accrued expenses(a)	33,275	33,275	20,880	20,880
Payable to Sprint(a)	41,135	41,135	24,404	24,404
11 1/2% $165 million senior notes(b)	165,000	187,688	165,000	173,250
11 3/8% $125 million senior notes(b)	125,000	143,125	—	—

(a)           The carrying amounts of cash and cash equivalents, investments, accounts receivable, receivable from Sprint, accounts payable, accrued expenses and payable to Sprint are a reasonable estimate of their fair value due to the short-term nature of the instruments.

(b)          The fair value of the senior notes are based on quoted market prices.

(10)   Income Taxes

The income tax (expense) benefit for the period differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 35% as set forth below:

	Successor Company		Predecessor Company
	For the Year Ended September 30, 2005	For the Period from July 2, 2004 through September 30, 2004	For the Period from October 1, 2003 through July 1, 2004	For the Year Ended September 30, 2003
U.S. Federal statutory rate	35.00%	35.00%	35.00%	35.00%
State income taxes, net of federal tax benefit	5.00	5.00	5.00	5.00
Nondeductible interest associated with senior discount notes	—	—	(2.25)	(2.66)
Other permanent nondeductible items	(0.06)	(0.07)	—	—
Change in valuation allowance for deferred tax assets	(39.94)	(39.93)	(37.75)	(37.34)
Effective tax rate	0.00%	0.00%	0.00%	0.00%

The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Successor Company
	September 30, 2005	September 30, 2004
Deferred tax assets:
Accrued liabilities	$2,979	$896
Deferred transaction costs	—	14
Compensation expense	1,192	1,662
Net operating loss carryforwards	185,714	86,894
Allowance for bad debts	606	—
Other	9,945	200
Total gross deferred tax assets	200,436	89,666
Less valuation allowance	(144,333)	(56,868)
Deferred tax assets	56,103	32,798
Allowance for bad debts	—	517
Property, equipment and intangible assets	56,022	32,242
Other	81	39
Deferred tax liabilities	56,103	32,798
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the year ended September 30, 2005, the period ended September 30, 2004, the period ended July 1, 2004 and for the year ended September 30, 2003, as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception. The change in the valuation allowance for the year ended September 30, 2005 is due to the acquisition of Horizon PCS’s net operating losses which was offset by a full valuation allowance.

For the year ended September 30, 2004, the Company realized approximately $67.2 million cancellation of debt, or “COD,” income for income tax purposes as a result of the implementation of the plan of reorganization. The difference between the tax COD income of $67.2 million and the book COD income of $132.0 million is a result of the application of the Internal Revenue Code provisions related to high yield debt obligations. Because the Company was a debtor in a bankruptcy case at the time it realized the COD income, it will not be required to include such COD income in its taxable income for federal income tax purposes. Instead, the Company will be required to reduce certain of its tax attributes by the amount of COD income so excluded.

An “ownership change” (as defined in Internal Revenue Code Section 382 (“Section 382”)) occurred on November 30, 2001, in connection with the merger with AirGate and occurred with respect to the Company’s stock issued under the plan of reorganization. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points in the shorter of any three-year period or the period beginning the day after the day of the last ownership change. Section 382 will limit the Company’s future ability to utilize any remaining net operating losses generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. The Company’s ability to utilize new net operating losses arising after the ownership change will not be affected. At September 30, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately $476.0 million including approximately $211.0 million related to Horizon PCS’s net operating losses as of the date of acquisition which are available to offset future taxable income through 2025. The utilization of approximately $223.0 of such net operating loss carryforwards are limited as a result of the ownership change in connection with the plan of reorganization. The amount of this annual limitation is approximately $4.5 million. The net operating loss carryforwards of Horizon PCS as of the date of the acquisition totaling approximately $211.0 million are subject to two separate IRC Section 382 limitations, one as a result of Horizon PCS’s ownership change on October 1, 2004 (emergence from bankruptcy) and the second based on Horizon PCS’s merger with the Company. Net operating loss carryovers of approximately $189.0 million related to the first ownership change are limited to approximately $7.0 million per year. The remaining $22.0 million of pre-acquisition net operating losses increase the annual limitation to $14.0 million per year until such losses are utilized, after which the annual limitation decreases back to $7.0 million per year. Net operating loss carryforwards of approximately $42.0 million are unrestricted in their utilization. Benefits realized from preconfirmation net operating losses will first reduce intangible assets and then be reported as a direct addition to paid-in-capital and any future realization of the valuation allowance established at the date of the Company’s merger with Horizon PCS will first be utilized to reduce goodwill and intangible assets to zero and then will be utilized to reduce income tax expense.

(11)   Employee Benefits

The Company has established a 401(k) plan (the “Plan”) in which substantially all employees may participate. The Plan allows eligible employees to contribute up to 50% of their eligible compensation up to the maximum amount allowed by law and provides that the Company will make matching contributions of 100% up to 4% of an employee’s eligible compensation. In addition, the Company may make discretionary contributions to the Plan. In connection with the merger with Horizon PCS (see Note 3), the Company assumed Horizon PCS’s 401(k) Plan (“Horizon PCS’s Plan”). The Horizon PCS Plan allows eligible employees to contribute up to 15% of their eligible compensation up to the maximum amount allowed by law and provides that the Company will make matching contributions of 100% up to 3% of an employee’s contribution. Company contributions to the Plan and the Horizon PCS Plan were approximately $298,000 for the year ended September 30, 2005. Company contributions to the Plan were approximately $57,000, $194,000, and $178,000 for the period ended September 30, 2004, the period ended July 1, 2004, and the year ended September 30, 2003, respectively.

(12)   Stock-Based Compensation

On July 15, 2004, the Company’s board of directors approved the 2004 long-term incentive plan, as provided under the plan of reorganization (see Note 4). Under the 2004 long-term incentive plan, the Company may grant to employees, directors and consultants of the Company incentive and non-qualified stock options, stock appreciation rights (SARs), restricted and unrestricted stock awards and cash incentive awards. The maximum number of shares of stock that may be awarded to participants was initially one million. Up to 500,000 shares may be issued in conjunction with awards other than options and SARs. On May 5, 2005, the Board of Directors of the Company approved an amendment to the plan and on June 30, 2005, at the annual meeting, the stockholders approved the plan, as amended. The amendment provides for the reservation of an additional 250,000 shares of the Company’s common stock that may be issued under the plan.

During the year ended September 30, 2005, the Company awarded 45,000 and 22,750 options to management at option prices of $25.60 and $40.50, respectively,and granted 45,000 options to directors at an option price of $35.00. In addition, 1,667 shares of restricted shares were granted at a price of $35.00. During the period ended September 30, 2004, the Company awarded 250,000 stock and stock unit awards to Mr. Yager, the Company’s former chief restructuring officer; 467,500 and 50,000 stock options to management at prices of $10.27 and $19.00, respectively; and 37,500 and 20,500 options to members of the board of directors at prices of $10.27 and $18.90, respectively. Also 19,166 restricted shares were granted at a price of $18.90. The options to management and directors vest quarterly over four years and one year, respectively. The stock and stock unit awards were granted to Mr. Yager as consideration for facilitating the Company’s emergence from bankruptcy, therefore, the related compensation expense of approximately $2.6 million for these stock unit awards was included in reorganization expense of the Predecessor Company (see Note 4). There was no compensation expense recorded for the options as the grant price was equal to fair market value on the grant date.

In connection with the merger with Horizon PCS (see Note 3), the Company assumed Horizon PCS’s long-term incentive plan. The plan authorizes the Company to issue up to 762,227 shares of common stock, of which 598,962 options to purchase shares were issued in connection with the merger with Horizon PCS. The stock options issued under this plan have ten year terms and vest equally in six month increments over three years from the date of grant.

The following is a summary of options activity under the Company’s long-term incentive plans:

	Number of Options	Weighted-Average Exercise Price
Options outstanding as of July 2, 2004	—	$—
Granted	575,500	11.34
Exercised	—	—
Forfeited	—	—
Options outstanding as of September 30, 2004	575,500	$11.34
Granted	112,750	$32.36
Converted in merger (see Note 3)	598,962	23.00
Exercised	(449,428)	21.22
Forfeited	—	—
Options outstanding as of September 30, 2005	837,784	$17.20

The following is a summary of options outstanding and exercisable at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.27	447,875	8.80	$10.27	126,469	$10.27
$18.90-$19.00	47,000	8.90	19.00	12,625	19.00
$23.00-$25.60	275,159	6.83	23.35	42,446	23.17
$35.00-$40.50	67,750	9.81	36.85	12,672	35.62
	837,784	8.24	17.20	194,212	$15.31

In connection with the closing of the Company’s merger with Horizon PCS (see Note 3), four former directors resigned from the Company’s board of directors. Effective with their resignation, the Company amended each of these director’s stock option award agreements to extend the termination date of these director’s options from 90 days to 210 days post-resignation. As a result of these amendments, the Company recorded additional stock-based compensation expense of approximately $0.6 million during the year ended September 30, 2005. The amount of the stock-based compensation expense was calculated using the intrinsic value method.

As part of the Company’s reorganization (see Note 4), the Company awarded Mr. Yager, the Company’s former chief restructuring officer and current chief executive officer, 250,000 stock and stock unit awards as consideration for facilitating the Company’s emergence from bankruptcy. Per the terms of this award agreement, Mr. Yager was allowed to surrender unit awards to the Company as payment for his withholding obligations. During the period ended September 30, 2004, Mr. Yager received 125,000 unit awards of the 250,000 unit awards granted to him. During the year ended September 30, 2005, Mr. Yager received approximately 79,000 unit awards of the remaining 125,000 unit awards not yet received and Mr. Yager surrendered approximately 46,000 unit awards as payment for his tax withholding obligations of approximately $1.6 million.

(13)   Related Party Transactions

(a) AirGate Service Company

After the merger with AirGate in November 2001, AirGate Service Company, Inc. (“ServiceCo”) was formed in April 2002 to provide management services to both AirGate and the Company. ServiceCo was a wholly owned restricted, subsidiary of AirGate. ServiceCo expenses were allocated between AirGate and the Company based on the percentage of subscribers each contributed to the total number of subscribers.

On January 27, 2003, the Company hired Timothy Yager, its CEO prior to the merger with AirGate, as chief restructuring officer. In order to facilitate the transition of management services from ServiceCo to the Company, an amendment to the ServiceCo agreement was signed on February 21, 2003. This amendment allowed the Company to cancel ServiceCo services with 30 days’ notice. The Company began canceling services as of March 31, 2003, and by September 30, 2003, all services provided by ServiceCo had been cancelled. For the year ended September 30, 2003 the Company incurred net expenses of $3.0 million to ServiceCo.

(b) YMS Services

At the request of the senior lenders and the majority holders of the senior discount notes, on January 27, 2003, the Company signed a restructuring management services agreement with YMS Management, L.L.C. to perform restructuring management services for the Company and to appoint a Chief Restructuring Officer (“CRO”). The Company appointed Timothy Yager as CRO at the time the agreement was signed. Under terms of this agreement, YMS received a weekly fee of $15,000, reimbursement of reasonable administrative expenses plus a success fee, as defined in the agreement. During the year ended September 30, 2003, the Company incurred expenses of $0.6 million to YMS Management, L.L.C. During the period ended July 1, 2004, the Company incurred expenses of $1.1 million, including a $0.5 million success fee for the Company’s successful emergence from bankruptcy.

Management believes the terms and conditions of each of the transactions described above are comparable to those that could have been obtained in transactions with unrelated parties.

(14)   Tower Sales

On September 4, 2004, the Company signed an agreement with TCP Communications, LLC (“TCP”) whereby the Company agreed to sell up to 92 of its owned towers to TCP. The towers were priced individually and, after the sale, the Company leases space on the towers sold to TCP at rates and terms consistent with that of the Company’s other tower leases. The transaction was subject to exclusion of towers by TCP based on its due diligence and other customer closing conditions. On April 27, 2005, TCP notified the Company that it had elected to exclude 16 towers based on its due diligence and other customary closing conditions. On November 9, 2004, December 29, 2004, and June 14, 2005, the Company sold 51, 17 and 8 towers, respectively, to TCP for proceeds, net of broker’s fees, totaling approximately $13.6 million. Because the cost basis of these towers was adjusted to fair value as part of fresh-start accounting, no gain or loss on the sales was recorded.

On May 25, 2005, the Company signed an agreement with Global Tower, LLC, whereby the Company agreed to sell its remaining 16 owned towers to Global Tower. The towers were priced individually and, after the sale, the Company leases space on the towers sold to Global Tower at market rates and terms consistent with that of the Company’s other tower leases. On June 29, 2005 and August 12, 2005, the Company sold 10 and 6 towers, respectively, to Global Tower for proceeds totaling approximately $2.8 million. Because the cost basis of these towers was adjusted to fair value as part of fresh-start accounting, no gain or loss on the sales was recorded.

(15)   Commitments and Contingencies

(a) Commitments

On November 22, 2004, the Company signed a letter of agreement with Nortel Networks to replace the Company’s Lucent network equipment deployed in its Michigan markets with Nortel equipment, including one switch, 232 base stations and various additional capacity and network equipment. Under the terms of the agreement, the Company has agreed to purchase equipment totaling $15.2 million and will receive special pricing on future purchases through December 31, 2007. As of September 30, 2005, the Company had purchased approximately $9.6 million of equipment under this agreement.

In addition, in January 2005, Horizon PCS signed a $14.0 million letter of agreement with Nortel Networks to replace the Motorola network equipment currently deployed in its Fort Wayne, Indiana, Chillicothe, Ohio, and Johnson City, Tennessee markets with Nortel equipment including 390 base stations, various additional capacity growth and network equipment. Under the terms of the agreement, the Company has agreed to purchase equipment totaling $13.0 million and will receive special pricing on future purchases through June 30, 2007. Through September 30, 2005, the Company had purchased approximately $11.3 million of equipment under this agreement. The letter agreement also provides the Company with the ability, if exercised by April 1, 2007, to purchase additional Nortel equipment for $14.2 million, which would similarly replace the Company’s Motorola equipment in its Pennsylvania and New York markets. At September 30, 2005, the Company had not exercised this option.

(b) Operating Leases

The Company is obligated under non-cancelable operating lease agreements for offices, stores, network operating space and cell sites. At September 30, 2005, the future minimum annual lease payments under these agreements are as follows (in thousands):

September 30,
2006	$28,284
2007	21,428
2008	19,368
2009	18,271
2010	11,175
Thereafter	4,595
Total	$103,121

Rent expense was approximately $18.3 million, $3.2 million, $8.8 million and $11.9 million , respectively, for the year ended September 30, 2005, for the period ended September 30, 2004, for the period ended July 1, 2004, and for the year ended September 30, 2003.

(c) Litigation

On December 15, 2004, Sprint Corporation and Nextel Communications, Inc. announced that they had signed a merger agreement pursuant to which they would merge and combine their operations. Shortly after announcing the merger, Sprint also announced that it would pursue discussions with the PCS Affiliates of Sprint – including the Company – directed toward a modification of their affiliation agreements to address the implications of its merger with Nextel.  Although the parties engaged in discussions with respect to such a modification, no agreement has been reached.

On July 15, 2005, iPCS Wireless, Inc., a wholly owned subsidiary of iPCS, Inc., filed a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois. On July 22, 2005, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, wholly owned subsidiaries of iPCS, Inc., filed a complaint against Sprint and Sprint PCS and Nextel Communications, Inc. in the Court of Chancery of the State of Delaware, New Castle County. The complaints are substantially similar and allege, among other things, that following the consummation of the merger between Sprint and Nextel, Sprint will breach its exclusivity obligations under its affilation agreements, as amended, with the Company (see Note 5). The Company sought, among other things, a temporary restraining order, a preliminary injunction and a permanent injunction enjoining Sprint and those acting in concert with it from engaging in certain conduct post-closing that would violate the Company’s affiliation agreements.

On July 18, 2005, in Cook County Circuit Court the Company obtained a temporary restraining order prohibiting Sprint from sharing its confidential information with Nextel in violation of iPCS Wireless’s management agreement and the Company continued the hearing to hear further testimony on its request for additional injunctive relief.

On July 28, 2005, iPCS, Inc. and certain of its wholly owned subsidiaries entered into a Forbearance Agreement (the “Agreement”) with Sprint relating to the complaints filed against Sprint. The Agreement sets forth the Company’s agreement that the Company’s subsidiaries would not seek a temporary restraining order or a preliminary injunction against Sprint so long as Sprint operates the Nextel business subject to the limitations set forth in the Agreement. The Agreement contemplates that the parties will proceed as quickly as possible to a full trial on the merits of the complaint seeking a permanent injunction against Sprint.

In addition to the foregoing, from time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. and in connection with the Company’s bankruptcy petition. The Company is not currently a party to any such legal proceedings, the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

(16)   Consolidating Financial Information

The 11 1/2% senior notes and the 11 3/8% senior notes are fully, unconditionally and joint and severally guaranteed by the Company’s domestic unrestricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, which are wholly owned subsidiaries of iPCS, Inc. The following consolidating financial information as of September 30, 2005 and 2004 and for the year ended September 30, 2005, for the period from July 2, 2004 through September 30, 2004, for the period from October 1, 2003 through July 1, 2004, and for the year ended September 30, 2003 is presented for iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC (in thousands):

Condensed Consolidating Balance Sheet
As of September 30, 2005
(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$75,805	$—	$22,112	$190	$—	$98,107
Other current assets	150,398	41,314	24,967	49,848	23,720	(204,121)	86,126
Total current assets	150,398	117,119	24,967	71,960	23,910	(204,121)	184,233
Property and equipment, net	—	72,503	15,256	48,476	17,363	(94)	153,504
Intangible assets, net	—	63,868	—	195,056	66,267	—	325,191
Other noncurrent assets	5,912	1,033	—	3,172	945	—	11,062
Investment in subsidiaries	288,666	—	—	—	—	(288,666)	—
Total assets	$444,976	$254,523	$40,223	$318,664	$108,485	$(492,881)	$673,990
Current liabilities	$9,894	$220,007	$29	$42,372	$21,148	$(204,215)	$89,235
Long-term debt	165,000	389	—	106,381	32,788	—	304,558
Other long-term liabilities	—	2,970	—	6,946	199	—	10,115
Total liabilities	174,894	223,366	29	155,699	54,135	(204,215)	403,908
Stockholders’ equity (deficiency)	270,082	31,157	40,194	162,965	54,350	(288,666)	270,082
Total liabilities and stockholders’ equity (deficiency)	$444,976	$254,523	$40,223	$318,664	$108,485	$(492.881)	$673,990

Condensed Consolidating Statement of Operations
For the Year Ended September 30, 2005
(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$232,760	$6,239	$31,209	$16,079	$(6,240)	$280,047
Cost of revenues	—	(154,048)	(938)	(22,317)	(9,416)	6,235	(180,484)
Selling and marketing	—	(37,231)	—	(5,217)	(2,445)	—	(44,893)
General and administrative	(986)	(8,598)	—	(2,469)	(501)	—	(12,554)
Depreciation and amortization	—	(52,105)	(5,595)	(10,423)	(3,703)	—	(71,826)
Gain (loss) on disposal of property and equipment	—	(160)	(2)	1	—	20	(141)
Total operating expenses	(986)	(252,142)	(6,535)	(40,425)	(16,065)	6,255	(309,898)
Other, net	(19,866)	(1,161)	2,611	(2,002)	(669)	—	(21,087)
Loss in subsidiaries	(30,101)	—	—	—	—	30,101	—
Net income (loss)	$(50,953)	$(20,543)	$2,315	$(11,218)	$(655)	$30,116	$(50,938)

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2005
(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Operating activities	$1,549	$14,972	$(493)	$(2,679)	$(465)	$15	$12,899
Investing activities	—	(6,073)	493	24,805	655	(15)	19,865
Financing activities	(1,549)	9,146	—	(14)	—	—	7,583
Increase in cash and cash equivalents	—	18,045	—	22,112	190	—	40,347
Cash and cash equivalents at beginning of period	—	57,760	—	—	—	—	57,760
Cash and cash equivalents at end of period	$—	$75,805	$—	$22,112	$190	$—	$98,107

Condensed Consolidating Balance Sheet
As of September 30, 2004
(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$57,760	$—	$—	$57,760
Other current assets	166,126	32,276	16,387	(182,295)	32,494
Total current assets	166,126	90,036	16,387	(182,295)	90,254
Property and equipment, net	—	113,394	21,647	(110)	134,931
Intangible assets, net	—	78,861	—	—	78,861
Other noncurrent assets	6,497	1,765	—	—	8,262
Investment in subsidiaries	89,578	—	—	(89,578)	—
Total assets	$262,201	$284,056	$38,034	$(271,983)	$312,308
Current liabilities	$8,155	$227,892	$155	$(182,405)	$53,797
Long-term debt	165,000	400	—	—	165,400
Other long-term liabilities	—	4,065	—	—	4,065
Total liabilities	173,155	232,357	155	(182,405)	223,262
Stockholders’ equity (deficiency)	89,046	51,699	37,879	(89,578)	89,046
Total liabilities and stockholders’ equity (deficiency)	$262,201	$284,056	$38,034	$(271,983)	$312,308

Condensed Consolidating Statement of Operations
For the Period From July 2, 2004 through September 30, 2004
(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$55,382	$2,063	$(2,063)	$55,382
Cost of revenues	—	(35,953)	(772)	2,059	(34,666)
Selling and marketing	—	(7,996)	—	—	(7,996)
General and administrative	(145)	(1,582)	—	—	(1,727)
Depreciation and amortization	—	(10,478)	(1,363)	—	(11,841)
Loss on disposal of property and equipment	—	—	—	4	4
Total operating expenses	(145)	(56,009)	(2,135)	2,063	(56,226)
Other, net	(4,952)	(732)	552		(5,132)
Loss in subsidiaries	(879)	—		879	—
Net income (loss)	$(5,976)	$(1,359)	$480	$879	$(5,976)

Condensed Consolidating Statement of Operations
For the Period October 1, 2003 through July 1, 2004
(Predecessor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$145,862	$5,582	$(5,582)	$145,862
Cost of revenues	—	(99,436)	(2,166)	5,571	(96,031)
Selling and marketing		(20,976)	—	—	(20,976)
General and administrative	(104)	(3,445)	(1)	—	(3,550)
Depreciation and amortization	—	(25,085)	(3,511)	—	(28,596)
Gain (loss) on disposal of property and equipment	—	(22)	(11)	20	(13)
Reorganization income	—	60,797	—	—	60,797
Total operating expenses	(104)	(88,167)	(5,689)	5,591	(88,369)
Cancellation of debt	—	131,956	—	—	131,956
Other, net	18,406	(26,243)	(2,035)	—	(9,872)
Loss in subsidiaries	161,266	—	—	(161,266)	—
Net income (loss)	$179,568	$163,408	$(2,142)	$(161,257)	$179,577

Condensed Consolidating Statement of Cash Flows
For the Period From July 2, 2004 through September 30, 2004
(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Operating activities	$(459)	$1,255	$1,649	$—	$2,445
Investing activities	—	(1,940)	(1,309)	—	(3,249)
Financing activities	459	(131,844)	(454)	—	(131,839)
Decrease in cash and cash equivalents	—	(132,529)	(114)	—	(132,643)
Cash and cash equivalents at beginning of period	—	190,289	114	—	190,403
Cash and cash equivalents at end of period	$—	$57,760	$—	$—	$57,760

Condensed Consolidating Statement of Cash Flows
For the Period October 1, 2003 through July 1, 2004
(Predecessor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Operating activities	$(149,900)	$167,197	$1,595	$8	$18,900
Investing activities	—	(4,834)	(3,706)	(8)	(8,548)
Financing activities	149,900	9,758	2,739	—	162,397
Increase in cash and cash equivalents	—	172,121	628	—	172,749
Cash and cash equivalents at beginning of period	—	18,168	(514)	—	17,654
Cash and cash equivalents at end of period	$—	$190,289	$114	$—	$190,403

Condensed Consolidating Statement of Operations
For the Year Ended September 30, 2003
(Predecessor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$194,293	$8,857	$(8,857)	$194,293
Cost of revenues	—	(146,310)	(4,854)	9,302	(141,862)
Selling and marketing	—	(27,343)	—	—	(27,343)
General and administrative	(648)	(4,898)	—	—	(5,546)
Depreciation and amortization	—	(35,990)	(4,558)	—	(40,548)
Loss on disposal of property and equipment	—	(9)	—	(465)	(474)
Reorganization expense	(21,837)	(9,245)	(11)	—	(31,093)
Total operating expenses	(22,485)	(223,795)	(9,423)	8,837	(246,866)
Other, net	17,053	(28,941)	(8,406)	—	(20,294)
Loss in subsidiaries	(67,415)	—	—	67,415	—
Net income (loss)	$(72,847)	$(58,443)	$(8,972)	$67,395	$(72,867)

Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2003
(Predecessor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Operating activities	$26,888	$(17,250)	$(4,406)	$445	$5,677
Investing activities	—	(18,361)	5,023	20	(13,318)
Financing activities	(27,199)	27,497	(2,126)	(465)	(2,293)
Decrease in cash and cash equivalents	(311)	(8,114)	(1,509)	—	(9,934)
Cash and cash equivalents at beginning of year	311	26,282	995	—	27,588
Cash and cash equivalents at end of year	$—	$18,168	$(514)	$—	$17,654

(17)   Valuation and Qualifying Accounts (in thousands):

	Beginning of Period	Acquired Reserves	Costs and Expenses	Other(a)	Write-Offs	Balance at End of Period
Successor Company:
For the Year ended September 30, 2005 Allowance for doubtful accounts	$1,217	$1,388	$2,157	$6,932	$(8,041)	$3,653
For the Period from July 2, 2004 through September 30, 2004 Allowance for doubtful accounts	$—	$—	$489	$1,273	$(545)	$1,217
Predecessor Company:
For the Period from October 1, 2003 through July 1, 2004 Allowance for doubtful accounts	$2,460	$—	$246	$1,545	$(4,251)	$—
Year ended September 30, 2003 Allowance for doubtful accounts	$4,497	$—	$3,187	$10,828	$(16,052)	$2,460

(a)           Other consists of increases to the allowance for doubtful accounts recorded as a reduction of revenue. Other also included $1,809 to net the allowance for doubtful accounts against receivables as of the fresh-start date for the period from October 1, 2003 through July 1, 2004.

(18)   Subsequent Events

On December 1, 2005, the Company announced that the trial relating to the complaint filed by iPCS Wireless, Inc. in Cook County, Illinois Circuit Court has been continued from December 5, 2005, to February 6, 2005.

On December 12, 2005, the Company announced that the trial relating to the complaint filed by Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC against Sprint PCS in the Court of Chancery in the State of Delaware was consolidated with the trial relating to the complaint filed by UbiquiTel Inc. and UbiquiTel Operating Company against Sprint and Nextel in the Court of Chancery in the State of Delaware. The consolidated trial is scheduled to begin on January 9, 2006. In connection with the consolidation of the trials, Sprint agreed to extend the Forbearance Agreement in the territories managed by Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC until the date that any decision after trial is rendered by the Chancery Court in connection with the merits of the complaint, with certain limited exceptions that would require approval by the Chancery Court. The Forbearance Agreement is scheduled to expire on January 1, 2006 in the territory managed by iPCS Wireless, Inc.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of March 17, 2005, by and between iPCS, Inc. and Horizon PCS, Inc. (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on March 18, 2005 (SEC File No. 333-32064))

2.2

Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., dated as of May 26, 2004 (Incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

2.3

Technical Amendment to Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.2 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

2.4

Modification to Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless Inc. and iPCS Equipment, Inc., dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.3 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

2.5

Findings of Fact, Conclusions of Law and Order under U.S.C. Section 1129(a) and (b) and Federal Rules of Bankruptcy Procedure 3020 confirming the Second Amended Joint Plan of Reorganization of iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., Debtors and Debtors In Possession, as modified, dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.4 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

2.6

Asset Purchase Agreement, dated as of May 12, 2004, by and between Horizon PCS, Inc., Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC and Sprint PCS, Inc. (Incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File No. 333-123383))

2.7

Joint Plan of Reorganization of Horizon PCS, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, dated as of September 20, 2004 (Incorporated by reference to Exhibit 2.2 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File No. 333-123383))

3.1

Second Restated Certificate of Incorporation of iPCS, Inc. (Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on July 1, 2005 (SEC File No. 333-32064))

3.2	Amended and Restated Bylaws of iPCS, Inc. (Incorporated by reference to Exhibit 3.2 to the current report on Form 8- K filed by iPCS, Inc. with the SEC on July 1, 2005 (SEC File No. 333-32064))
3.3

Certificate of Incorporation of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.4 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on January 8, 2001 (SEC File No. 333-47688))

3.4	Bylaws of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.5 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on January 8, 2001 (SEC File No. 333-47688))

3.5

Certificate of Incorporation of iPCS Equipment, Inc. (Incorporated by reference to Exhibit 3.6 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on January 8, 2001 (SEC File No. 333-47688))

3.6	Bylaws of iPCS Equipment, Inc. (Incorporated by reference to Exhibit 3.7 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on January 8, 2001 (SEC File No. 333-47688))
3.7

Articles of Incorporation of Bright Personal Communications Services, LLC. (Incorporated by reference to Exhibit 3.7 to the registration statement on Form S-1 filed by iPCS, Inc. with the SEC on August 11, 2005 (SEC File No. 333-117944))

3.8

Bylaws of Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 3.8 to the registration statement on Form S-1 filed by iPCS, Inc. with the SEC on August 11, 2005 (SEC File No. 333-117944))

3.9

Articles of Incorporation of Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 3.9 to the registration statement on Form S-1 filed by iPCS, Inc. with the SEC on August 11, 2005 (SEC File No. 333-117944))

3.10

Bylaws of Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 3.10 to the registration statement on Form S-1 filed by iPCS, Inc. with the SEC on August 11, 2005 (SEC File No. 333-117944))

4.2

Amended and Restated Common Stock Registration Rights Agreement, dated as of June 30, 2005, by and among iPCS, Inc., affiliates of Silver Point Capital, affiliates of AIG Global Investment Corp., the Timothy M. Yager 2001 Trust, Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on July 1, 2005 (SEC File No. 333-32064)

4.3

Indenture dated as of April 30, 2004, by and among, iPCS Escrow Company, iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

4.4

Indenture, dated as of July 19, 2004, by and among Horizon PCS Escrow Company, Horizon PCS, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 19, 2005 (SEC File No. 333-123383))

4.5

First Supplemental Indenture, dated as of June 30, 2005, by and between U.S. Bank National Association, as Trustee, and iPCS, Inc. (Incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on July 1, 2005 (SEC File No. 333-117942))

10.1*

Sprint PCS Management Agreement dated as of January 22, 1999 between WirelessCo, L.P., Sprint Spectrum, L.P., SprintCom, Inc., and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) as amended by Addendum I through Addendum V thereto (Incorporated by reference to Exhibit 10.1 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on January 9, 2001 (SEC File No. 333-47688))

10.2

Addendum VI to Sprint PCS Management Agreement (Incorporated by reference to Exhibit 10.40 to the annual report on Form 10-K filed by iPCS, Inc. with the SEC on March 29, 2001 (SEC File No. 333-32064))

10.3

Addendum VII to Sprint PCS Management Agreement (Incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.4

Addendum VIII to Sprint PCS Management Agreement (Incorporated by reference to Exhibit 10.4 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.5

Amended and Restated Addendum VIII to Sprint PCS Management Agreement (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on November 4, 2004) (SEC File No. 333-32064))

10.6

Addendum IX to Sprint PCS Management Agreement (Incorporated by reference to Exhibit 10.5 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.7*

Sprint PCS Services Agreement dated as of January 22, 1999 by and between Sprint Spectrum, L.P. and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) (Incorporated by reference to Exhibits 10.2 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on January 8, 2001 (SEC File No. 333-47688))

10.8*

Sprint Trademark and Service Mark License Agreement dated as of January 22, 1999 between Sprint Communications Company, L.L.C. and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) (Incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on January 8, 2001 (SEC File No. 333-47688))

10.9*

Sprint Spectrum Trademark and Service Mark License Agreement dated as of January 22, 1999 between Sprint Spectrum L.P. and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) (Incorporated by reference to Exhibit 10.4 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on December 1, 2000 (SEC File No. 333-47688))

10.10*

Sprint PCS Management Agreement, dated June 8, 1998, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc. (includes Addenda I, II and III) (Incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.11*

Addendum IV to Sprint PCS Management Agreement, dated as of March 16, 2005, by and between Sprint Spectrum L.P., Sprint Communications Company, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.7.1 to the registrations statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File No. 333-123383))

10.11*

Addendum V to Sprint PCS Management Agreement, dated as of June 1, 2001, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc. (Incorporated herein by reference to Exhibit 10.3.1 to the registration statement on Form 10-12G/A filed by Horizon Telcom, Inc. with the SEC on June 25, 2001 (SEC File No. 000-32617))

10.12

Addendum VI to Sprint PCS Management Agreement, dated as of August 20, 2001, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.3.2 to the current report on Form 8-K filed by Horizon PCS, Inc. with the SEC on August 24, 2001 (SEC File No. 333-51240).

10.13

Addendum VII to Sprint PCS Management Agreement, dated as of June 16, 2004, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.3.4 to the annual report on Form 10-K filed by Horizon PCS, Inc. with the SEC on March 31, 2005 (SEC File No. 333-37516))

10.14

Addendum VIII to Sprint PCS Management Agreement, dated as of March 16, 2005, among Horizon Personal Communications, Inc., SprintCom, Inc., Sprint Spectrum L.P., WirelessCo, L.P., PhillieCo, L.P., APC PCS, LLC and Sprint Communications Company, L.P. (Incorporated by reference to Exhibit 10.3.5 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File No. 333-123383)).

10.15*

Sprint PCS Services Agreement, dated as of June 8, 1998, by and between Sprint Spectrum, L.P. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.4 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.16

Sprint Trademark and Service Mark License Agreement, dated as of June 8, 1998, by and between Sprint Communications Company, L.P. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.5 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.17

Sprint Spectrum Trademark and Service Mark License Agreement, dated as of June 8, 1998, by and between Sprint Spectrum L.P. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.6 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.18*

Sprint PCS Management Agreement, dated as of October 13, 1999, by and between Sprint Spectrum, L.P., SprintCom, Inc., Wirelessco, L.P. and Bright Personal Communications Services, LLC (includes Addenda I, II and III) (Incorporated by reference to Exhibit 10.7 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.19

Addendum IV to Sprint PCS Management Agreement, dated as of March 16, 2005, by and between Sprint Spectrum L.P., Sprint Communications Company, L.P. and Bright Personal Communications Services, LLC. (Incorporated by reference to Exhibit 10.7.1 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File No. 333-123383)).

10.20*

Sprint PCS Services Agreement, dated as of October 13, 1999, by and between Sprint Spectrum, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.8 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.21

Sprint Trademark and Service Mark License Agreement, dated as of October 13, 1999, by and between Sprint Communications Company, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.9 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.22

Sprint Spectrum Trademark and Service Mark License Agreement, dated as of October 13, 1999, between Sprint Spectrum, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.23

Master Lease Agreement dated as of August 31, 2000 between iPCS Wireless, Inc. and Trinity Wireless Towers, Inc. (Incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K filed by iPCS, Inc. with the SEC on March 29, 2001) (SEC File No. 333-32064))

10.24

Master Tower Space Reservation and License Agreement dated as of July 20, 2002 by and between American Tower, L.P. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.25†

Restructuring Management Services Agreement between iPCS, Inc. and YMS Management LLC dated as of January 27, 2003, as amended. (Incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.26†

iPCS, Inc. Amended and Restated 2004 Long-Term Incentive Plan, (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on February 2, 2005) (SEC File No. 333-32064))

10.27†

Employment Agreement, dated as of July 20, 2004, by and between Timothy M. Yager and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.13 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.28†

Employment Agreement, dated as of July 20, 2004, by and between Stebbins B. Chandor, Jr. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.29†

Employment Agreement, dated as of July 20, 2004, by and between Patricia M. Greteman and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.30†

Employment Agreement, dated as of July 20, 2004, by and between Craig A. Kinley and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.16 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.31†

Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.17 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.32†

Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.33†

Form of Director Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.19 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.34†

Timothy M. Yager’s Amended and Restated Stock Unit Agreement, dated as of January 27, 2005 (Incorporated by reference to Exhibit 99.3 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on February 2, 2005) (SEC File No. 333-32064))

10.35†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.21 to the registration statement on Form S-1 filed by iPCS, Inc. with the SEC on October 5, 2004 (SEC File No. 333-117944))

10.36

Agreement of Purchase and Sale, dated September 8, 2004, between iPCS Wireless, Inc. and TCP Communications LLC (Incorporated by reference to Exhibit 10.1 to the current report on the Form 8-K filed by iPCS, Inc. with the SEC on September 14, 2004) (SEC File No. 333-32064))

10.37†

Employment Agreement by and between iPCS Wireless, Inc. and John J. Peterman, dated as of August 24, 2004 (Incorporated by reference to Exhibit 10.1 to the current report on the Form 8-K filed by iPCS, Inc. with the SEC on September 14, 2004 (SEC File No. 333-32064))

10.38†

Employment Agreement by and between iPCS Wireless, Inc. and Edmund L. Quatmann, Jr. dated as of November 30, 2004 (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on December 3, 2004 (SEC File No. 333-32064))

10.39†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Employing Stockholder version) (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on February 2, 2005 (SEC File No. 333-32064))

10.40†

Amended and Restated Non-Employee Directors Non-Qualified Stock Option Agreement, dated as of June 30, 2005, by and between iPCS, Inc. and Donald L. Bell (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on July 1, 2005 (SEC File No. 333-32064))

10.41†

Amended and Restated Non-Employee Directors Non-Qualified Stock Option Agreement, dated as of June 30, 2005, by and between iPCS, Inc. and Eugene I. Davis (Incorporated by reference to Exhibit 99.3 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on July 1, 2005 (SEC File No. 333-32064))

10.42†

Amended and Restated Non-Employee Directors Non-Qualified Stock Option Agreement, dated as of June 30, 2005, by and between iPCS, Inc. and Eric F. Ensor (Incorporated by reference to Exhibit 99.4 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on July 1, 2005 (SEC File No. 333-32064))

10.43†

Amended and Restated Non-Employee Directors Non-Qualified Stock Option Agreement, dated as of June 30, 2005, by and between iPCS, Inc. and James J. Gaffney (Incorporated by reference to Exhibit 99.5 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on July 1, 2005 (SEC File No. 333-32064))

10.44†

Horizon PCS, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the annual report on Form 10-K filed by Horizon PCS, Inc. with the SEC on March 31, 2005 (SEC File No. 333-37516))

10.45†

Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the Horizon PCS, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K filed by Horizon PCS, Inc. with the SEC on March 31, 2005 (SEC File No. 333-37516))

10.46†

Employment Agreement, dated as of August 5, 2005 by and between iPCS Wireless, Inc. and Alan G. Morse (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on August 11, 2005 (Sec File No. 333-32064)).

10.47†

Nonqualified Stock Option Agreement, dated as of October 21, 2004, by and between Horizon PCS, Inc. and Alan G. Morse (Incorporated by reference to Exhibit 10.11.1 to the annual report on Form 10-K filed by Horizon PCS, Inc. with the SEC on March 31, 2005 (SEC File No. 333-37516))

10.48

Settlement Agreement and Mutual Release, dated as of March 16, 2005, by and between Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., PhillieCo, L.P., APC PCS, LLC, Sprint Communications Company L.P., Horizon Personal Communications, Inc. Bright Personal Communications Services, LLC and Horizon PCS, Inc. (Incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File No. 333-123383)).

10.49*

Site Development Agreement, dated as of August 17, 1999, by and between Horizon Personal Communications, Inc. and SBA Towers, Inc. (Incorporated by reference to Exhibit 10.26 to the registration statement on Form S-4 filed by Horizon PCS with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.50*

Master Site Agreement, dated as of July 1999, by and between SBA Towers, Inc. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.27 to the registration statement on Form S-4 filed by Horizon PCS with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.51

Settlement and Assumption Agreement and Release, dated as of August 31, 2004, by and between Horizon PCS, Inc., Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC, SBA Broadband, Inc., SBA Network Services, Inc., SBA Sites, Inc. and SBA Towers, Inc. (Incorporated by reference to Exhibit 10.27.1 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File No. 333-123383)).

10.52*

Master Design Build Agreement, dated as of August 17, 1999, by and between Horizon Personal Communications, Inc. and SBA Towers, Inc. (Incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.53*

Master Site Agreement, dated as of October 1, 1999, by and between SBA Towers, Inc. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.29 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.54*

Master Design Build Agreement, dated as of October 1, 1999, by and between Bright Personal Communications Services, LLC and SBA Towers, Inc. (Incorporated by reference to Exhibit 10.30 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.55

Lease Agreement, dated as of May 1, 2000, by and between Chillicothe Telephone Company and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.32 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.56

Settlement Agreement and Mutual Release, dated as of May 12, 2004, by and among Sprint PCS, Inc., Horizon PCS, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.34 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File No. 333-123383)).

10.57

Settlement Agreement, dated as of June 5, 2004, by and among Horizon Personal Communications, Inc., Horizon PCS, Inc., Virginia PCS Alliance, L.C. and West Virginia PCS Alliance, L.C. (Incorporated by reference to Exhibit 10.35 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File No. 333-123383)).

10.58†

Letter Agreement, dated as of August 5, 2005, by and between iPCS Wireless, Inc. and Alan G. Morse regarding amendments to Mr. Morse’s stock option agreement (Incorporated by reference to Exhibit 99.3 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on August 11, 2005 (SEC File No. 333-32064)).

10.59†

Letter Agreement, dated as of August 5, 2005, by and between iPCS Wireless, Inc. and Alan G. Morse regarding relocation expenses (Incorporated by reference to Exhibit 99.4 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on August 11, 2005 (SEC File No. 333-32064)).

21.1	Subsidiaries of iPCS, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Confidential treatment has been granted on portions of these documents.

†       Indicates management contract or compensatory arrangement.