Form 10-QT
period 2005-12-31
iPCS, INC
filed 2006-02-14
CIK 1108727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

Or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2005 to December 31, 2005

Commission File Numbers 333-32064

iPCS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4350876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 N. Roselle Road, Schaumburg, Illinois	60195
(Address of principal executive offices)	(Zip code)

(847) 885-2833
(Registrant’s telephone number, including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒  No ☐

As of February 3, 2006, there were 16,694,497 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

 (Dollars in thousands, except share and per share amounts)

	December 31, 2005	September 30, 2005 (a)

Assets
Current Assets:
Cash and cash equivalents	$110,837	$98,107
Investments	—	16,700
Accounts receivable, net of allowance for doubtful accounts of $3,650 and $3,653, respectively	31,115	25,601
Receivable from Sprint (Note 4)	44,193	30,837
Inventories, net of reserves for excess/obsolescence of $380 and $338, respectively (Note 4)	3,583	3,179
Prepaid expenses	6,387	5,717
Other current assets	3,125	4,092
Total current assets	199,240	184,233
Property and equipment, net (Note 5)	147,254	153,504
Financing costs	9,147	9,590
Customer activation costs	1,435	1,003
Intangible assets, net (Note 6)	169,311	178,800
Goodwill (Note 6)	146,391	146,391
Other assets	435	469
Total assets	$673,213	$673,990

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,751	$4,322
Accrued expenses	26,109	33,275
Payable to Sprint (Note 4)	60,204	41,135
Deferred revenue	10,557	10,486
Current maturities of long-term debt and capital lease obligations (Note 7)	11	17
Total current liabilities	103,632	89,235
Customer activation fee revenue	1,435	1,003
Other long-term liabilities	9,104	9,112
Long-term debt and capital lease obligations, excluding current maturities (Note 7)	304,037	304,558
Total liabilities	418,208	403,908
Commitments and contingencies (Note 11)	—	—

Stockholders’ Equity:

Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 16,656,352 and 16,635,482 shares issued and outstanding, respectively	167	166
Additional paid-in-capital	329,877	328,202
Unearned compensation	(939)	(1,372)
Accumulated deficiency	(74,100)	(56,914)
Total stockholders’ equity	255,005	270,082
Total liabilities and stockholders’ equity	$673,213	$673,990

See Notes to unaudited consolidated financial statements.

(a) Derived from the Company’s audited financial statements as of September 30, 2005

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

 (Dollars in thousands, except per share data)

	For the Three Months Ended
	December 31, 2005	December 31, 2004

Revenues:
Service revenue	$70,996	$38,585
Roaming revenue	36,071	15,748
Equipment and other	2,485	1,664
Total revenues	109,552	55,997
Operating Expenses:
Cost of service and roaming (exclusive of depreciation, as shown separately below)	(62,766)	(29,699)
Cost of equipment	(9,150)	(5,720)
Selling and marketing	(18,216)	(9,854)
General and administrative	(7,907)	(2,091)
Depreciation (Note 5)	(12,039)	(8,459)
Amortization of intangible assets (Note 6)	(9,489)	(3,048)
Loss on disposal of property and equipment	(182)	(13)
Total operating expenses	(119,749)	(58,884)
Operating loss	(10,197)	(2,887)
Interest income	1,104	137
Interest expense	(8,108)	(4,974)
Other income (expense), net	15	8
Loss before benefit from income taxes	(17,186)	(7,716)
Benefit from income taxes	—	—
Net loss	$(17,186)	$(7,716)
Basic and diluted loss per share of common stock
Loss available to common stockholders	$(1.03)	$(0.83)
Weighted average common shares outstanding	16,645,467	9,269,166

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	For the Three Months Ended
	December 31, 2005	December 31, 2004
Cash Flows from Operating Activities:
Net loss	$(17,186)	$(7,716)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of property and equipment	182	13
Depreciation and amortization	21,528	11,507
Non-cash interest expense net of amortization of debt fair value adjustment	(162)	217
Stock-based compensation expense	1,659	23
Provision for doubtful accounts	1,660	820
Sales of investments	16,700	—
Changes in assets and liabilities:
Accounts receivable	(7,174)	(232)
Receivable from Sprint	(13,357)	624
Inventories, net	(404)	(347)
Prepaid expenses, other current and long term assets	(414)	(469)
Accounts payable, accrued expenses and other long term liabilities	(1,743)	(6,875)
Payable to Sprint	19,069	(1,779)
Deferred revenue	503	299
Net cash flows from operating activities	20,861	(3,915)
Cash Flows from Investing Activities:
Purchases of property and equipment	(8,904)	(5,771)
Proceeds from disposition of fixed assets	333	12,139
Net cash flows from investing activities	(8,571)	6,368
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	449	—
Payments on capital lease obligations	(9)	(1)
Debt financing costs	—	(254)
Net cash flows from financing activities	440	(255)
Net increase in cash and cash equivalents	12,730	2,198
Cash and cash equivalents at beginning of period	98,107	57,760
Cash and cash equivalents at end of period	$110,837	$59,958

Supplemental disclosure of cash flow information- cash paid for interest	$9,488	$9,540
Supplemental disclosure for non-cash investing activities:
Capitalized interest	$60	$—
Accounts payable and accrued expenses incurred for the acquisition of property, equipment and construction in progress	2,328	337

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

On October 17, 2003, AirGate irrevocably transferred its ownership of iPCS to a trust, the beneficial owners of which trust were AirGate’s stockholders at the date of transfer. AirGate retained no ownership interest in the trust or the Company. Upon the Company’s emergence from bankruptcy on July 20, 2004, iPCS’s common stock held by the trust was cancelled and the trust terminated by its terms.

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

The unaudited consolidated balance sheet as of December 31, 2005, the unaudited consolidated statements of operations for the three months ended December 31, 2005 and 2004, the unaudited consolidated statements of cash flows for the three months ended December 31, 2005 and 2004 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K which includes information and disclosures not presented herein.  All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company.  The results of operations for the three months ended December 31, 2005, are not indicative of the results that may be expected for the full fiscal 2006.

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

Certain reclassifications have been made to the Consolidated Statement of Operations for the three months ended December 31, 2004 to conform to the current year presentation.

(2)  Summary of Significant Accounting Policies

Loss Per Share:

Basic and diluted loss per share for the Company are calculated by dividing the net loss available to common stockholders by the weighted average number of shares of common stock of the Company. The calculation was made in accordance with SFAS No. 128, “Earnings Per Share.” The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed exercise of stock options is antidilutive. Potential common shares excluded from the loss per share computations for the three months ended December 31, 2005 and 2004 were 773,086 and 620,500, respectively.

(3)  Merger with Horizon PCS

On July 1, 2005, the Company completed its tax-free stock for stock merger transaction with Horizon PCS in which Horizon PCS merged with and into iPCS, Inc. with iPCS, Inc. as the surviving corporation. Horizon PCS was a PCS Affiliate of Sprint whose territory included 40 markets in nine contiguous states. The transaction was accounted for under the purchase method and the results of Horizon PCS have been included in the Company’s consolidated financial statements since the acquisition date.

The unaudited pro forma condensed consolidated statement of operations for the three months ended December 31, 2004, set forth below, present the results of operations as if the merger had occurred on October 1, 2004 and are not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such period.

For the Three Months Ended December 31, 2004

Total revenues	$100,112
Net loss	(19,710)
Basic and diluted loss per share of common stock	$(1.21)
Weighted average shares outstanding	16,231,926

(4)  Sprint Agreements

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

For the three months ended December 31, 2005 and 2004, approximately 98% and 97%, respectively, of the Company’s revenue was derived from data provided by Sprint. Of the Company’s cost of service and roaming, approximately 67% and 70% for the three months ended December 31, 2005, and 2004, respectively, was derived from data provided by Sprint. The Company reviews all charges from Sprint and disputes certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint can charge the Company for certain expenses under the terms of the Sprint agreements.  At December 31, 2005 and September 30, 2005, the Company had approximately $0.1 million in disputed charges.

Amounts relating to the Sprint agreements for the three months ended December 31, 2005 and 2004 are as follows (in thousands):

	For the Three Months Ended
	December 31, 2005	December 31, 2004
Amounts included in the Consolidated Statements of Operations:
Service revenue	$70,996	$38,585
Roaming revenue	$36,071	$15,748
Cost of service and roaming:
Roaming	$22,043	$9,839
Customer service	10,655	5,588
Affiliation fees	5,676	3,054
Long distance	3,163	1,580
Other	708	676
Total cost of service and roaming	$42,245	$20,737
Cost of equipment	$9,150	$5,720
Selling and marketing	$6,028	$3,382

	December 31, 2005	September 30, 2005
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$44,193	$30,837
Inventories, net	3,583	3,179
Payable to Sprint	60,204	41,135

(5)  Property and Equipment

Property and equipment consists of the following at December 31, 2005 and September 30, 2005 (in thousands):

	December 31, 2005	September 30, 2005
Network assets	$182,898	$177,200
Computer equipment	2,315	1,603
Furniture, fixtures, and office equipment	5,743	5,105
Vehicles	396	396
Construction in progress	8,783	10,105
Total property and equipment	200,135	194,409
Less accumulated depreciation and amortization	(52,881)	(40,905)
Total property and equipment, net	$147,254	$153,504

(6)  Intangible Assets and Goodwill

As a result of the Company’s reorganization in 2004 and in accordance with fresh-start accounting under SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, the Company revalued its assets to their estimated fair values and the Company recorded intangible assets of $19.8 million relating to the fair value of the customer base and $62.1 million relating to the fair value of the right to provide service under the Sprint affiliation agreements.

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

The intangible assets relating to the customer base are being amortized over the estimated average life of a customer of 30 months. The intangible assets for the right to provide service under the Sprint affiliation agreements are being amortized over the remaining term of the respective agreements.  The FCC license has an indefinite life and is not being amortized.

The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at December 31, 2005 and September 30, 2005 are as follows (in thousands):

	December 31, 2005
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$1,500	$—	$1,500
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(8,692)	117,829
Customer base	30 months	71,956	(21,974)	49,982
	117 months	$199,977	$(30,666)	$169,311

	September 30, 2005
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$1,500	$—	$1,500
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(6,399)	120,122
Customer base	30 months	71,956	(14,778)	57,178
	117 months	$199,977	$(21,177)	$178,800

The amortization expense for the three months ended December 31, 2005 and 2004 was $9.5 million and $3.0 million, respectively.  Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year Ended September 30,
2006	$37,958
2007	32,271
2008	14,476
2009	9,176
2010	9,176
Thereafter	74,243
Total	$177,300

(7)  Long-Term Debt

Long-term debt consists of the following at December 31, 2005 and September 30, 2005 (in thousands):

	December 31, 2005	September 30, 2005
Senior notes 11 1/2% $165 million due 2012	$165,000	$165,000
Senior notes 11 3/8% $125 million due 2012	125,000	125,000
Unamortized fair value adjustment for 11 3/8% senior notes	13,651	14,169
Capital lease obligations	397	406
Total long-term debt and capital lease obligations	304,048	304,575
Less: current maturities	(11)	(17)
Long-term debt and capital lease obligations, excluding current maturities	$304,037	$304,558

In connection with the merger of Horizon PCS (see Note 3), the allocation of the purchase price resulted in an increase of the value of the 11 3/8% senior notes of approximately $14.7 million, which is recorded as long-term debt in the Consolidated Balance Sheets.  This amount will be amortized over the remaining life of the 11 3/8% senior notes as a reduction to interest expense.  For the three months ended December 31, 2005, the reduction to interest expense was approximately $0.5 million.  This amortization will not increase the principal amount due to the 11 3/8% senior note holders or reduce the amount of interest owed to the 11 3/8% senior note holders.

The indentures governing the $165.0 million in aggregate principal amount of 11 1/2% senior notes and the $125.0 million in aggregate principal amount of 11 3/8% senior notes contain covenants which restrict the Company’s ability to incur additional indebtedness, merge, pay dividends, dispose of its assets, and certain other matters as defined in the indentures. However, the senior notes are subordinated to all secured indebtedness of the Company to the extent of the assets securing such indebtedness, and to any indebtedness of subsidiaries of the Company that do not guarantee the senior notes. For the 11 1/2% senior notes, interest is payable semi-annually in arrears on May 1 and November 1 to the holders of record on the immediately preceding April 15 and October 15.

For the 11 3/8% senior notes, interest is payable semi-annually in arrears on July 15 and January 15, to the holders of record on the immediately preceding July 1 and January 1.

At September 30, 2005, the Company was not in compliance with the indentures governing its 11 3/8% senior notes and its 11 1/2% senior notes because cash proceeds from the 11 3/8% senior notes were invested in short-term AAA rated auction rate certificates – which are not permitted investments under the indentures — thereby causing an event of default which existed as of September 30, 2005.  The investments were sold on October 26, 2005 and the event of default did not continue beyond such date.

(8)  Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three months ended December 31, 2005 and 2004 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception.

(9)  Stock-Based Compensation

The Company has two long-term incentive plans currently in place.  The iPCS 2004 long-term incentive plan, as amended, (the “iPCS Plan”) was approved by the Company’s board of directors as provided by Company’s plan of reorganization.  Under the iPCS Plan, the Company may grant to employees, directors and consultants of the Company incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards and cash incentive awards.  The total number of shares that may be awarded under this plan is 1.25 million shares of common stock.  Stock options issued under the iPCS plan have a ten-year life with vesting on a quarterly basis.  Vesting periods are four years for employees and one year for directors.  The Horizon PCS long-term incentive plan (the “Horizon plan”) was assumed in connection with the merger with Horizon PCS (see Note 3). Under the Horizon plan, the Company may grant to employees and directors options that have a ten-year life and vest equally in six-month increments over three years from the date of grant.  The total number of shares that may be granted under the Horizon plan is 762,227 shares.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” utilizing the modified prospective method. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value.  Under the modified prospective method SFAS No. 123R requires compensation cost to be recognized for 1) all share-based compensation expense arrangements granted after the adoption date and 2) all remaining unvested share-based compensation arrangements granted prior to the adoption date.  Prior periods have not been restated. The Company uses the Black-Scholes model to value its stock option grants; however, there were no stock option grants in the three months ended December 31, 2005.

Prior to October 1, 2005, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee and director stock options. The company did not record any stock-based compensation expense for stock option grants prior to October 1, 2005 because all stock option awards were granted at fair market value.  For the three months ended December 31, 2004, the Company recognized $23,000 of stock-based compensation expense related to restricted stock grants.

The following table shows stock-based compensation expense by type of share-based award for the three months ended December 31, 2005 and 2004 included in the consolidated statements of operations (in thousands):

	For the Three Months Ended
	December 31, 2005	December 31, 2004
Restricted stock	$27	$23
Amortization of unearned compensation of stock option awards	221	—
Fair value expense of stock option awards	1,411	—
Total stock-based compensation	$1,659	$23

As of December 31, 2005, the total remaining unrecognized compensation cost related to restricted stock grants, amortization of unearned compensation of stock option awards and fair value expense of stock option awards was $0.3 million, $0.7 million and $4.8 million, respectively, which will be amortized over the weighted average remaining required service period of 2.8 years, 1.8 years and 2.1 years, respectively.

Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	For the Three Months Ended
	December 31, 2005	December 31, 2004
Cost of service and roaming	$225	$8
Sales and marketing	208	5
General and administrative	1,226	10
Total stock-based compensation	$1,659	$23

The following is a summary of options activity under the Company’s long-term incentive plans for the three months ended December 31, 2005:

	Number of Options	Weighted-Average Exercise Price
Options outstanding as of September 30, 2005	837,784	$17.20
Exercised	(20,070)	22.37
Forfeited	(44,628)	23.00
Options outstanding as of December 31, 2005	773,086	$16.73

The following is a summary of options outstanding and exercisable at December 31, 2005:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$ 10.27	446,875	8.55	$10.27		154,688	8.55	$10.27
$ 18.90-$19.00	47,000	8.65	19.00		15,750	8.65	19.00
$ 23.00-$25.60	211,461	7.23	23.45		94,797	5.31	23.16
$ 35.00-$40.50	67,750	9.55	36.85		25,344	9.54	35.62
	773,086	8.30	$16.73	$24,364	290,579	7.59	$17.16	$9,035

Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123 “Accounting for Stock-Based Compensation.”  For the three months ended December 31, 2004, if compensation expense for the stock option grants had been determined on fair value at the grant date consistent with the requirements of SFAS No. 123, the Company’s net loss and net loss per common share would have been the pro forma amounts below:

Three Months Ended December 31, 2004
Net loss (in thousands):
As reported	$(7,716)
Plus non-cash stock compensation in accordance with SFAS No. 123	(351)
Pro forma	$(8,067)
Basic and diluted loss per common share:
As reported	$(0.83)
Pro forma	$(0.87)

The Company’s calculation of fair value of the options granted in the three months ended December 31, 2004 was made using the Black-Scholes model with the following assumptions:

Risk free interest rate	3.52%
Volatility	67.83%
Dividend yield	0.0%
Expected life in years	4

(10)  Tower Sales

On September 4, 2004, the Company signed an agreement with TCP Communications, LLC (“TCP”) whereby the Company agreed to sell up to 92 of its owned towers to TCP.  The towers are priced individually, and after the sale, the Company leases space on the towers sold to TCP at rates and terms consistent with that of the Company’s existing leases.  The transaction is subject to exclusion of towers by TCP based on its due diligence and other customary closing conditions.

During the three months ended December 31, 2004, the Company sold 68 towers to TCP for proceeds, net of broker’s fees, totaling approximately $12.1 million.  Because the cost basis of these towers was adjusted to fair value as a result of the Company’s reorganization in 2004, and in accordance with fresh-start accounting under SOP 90-7, no gain or loss on the sales was recorded.

(11)  Commitments and Contingencies

Commitments

On November 22, 2004, the Company signed a letter of agreement with Nortel Networks to replace the Company’s Lucent network equipment deployed in its Michigan markets with Nortel equipment including one switch, 232 base stations and various additional capacity and network equipment. Under the terms of the agreement, the Company has agreed to purchase equipment totaling approximately $15.2 million and will receive special pricing on future purchases through December 31, 2007.  As of December 31, 2005, the Company had purchased approximately $13.6 million of network equipment under the agreement.

In addition, in January 2005, Horizon PCS signed a letter of agreement for $14.0 million with Nortel Networks to replace the Motorola network equipment deployed in its Fort Wayne, Indiana, Chillicothe, Ohio, and Johnson City, Tennessee markets with Nortel equipment including 390 base stations, various additional capacity growth and network equipment. Under the terms of the agreement, the Company has agreed to purchase equipment totaling $13.0 million and will receive special pricing on future purchases through June 30, 2007. Through December 31, 2005, the Company had purchased the $13.0 million of equipment purchases required under this agreement.

On December 31, 2005, the Company signed a letter of agreement with Nortel Networks to replace the Company’s Motorola equipment currently deployed in its Pennsylvania, New York, New Jersey and Maryland markets with Nortel equipment.  Under the terms of the agreement, the Company has agreed to purchase equipment required to replace 425 existing base stations and related network infrastructure, plus various additional equipment to support future network footprint and capacity expansion, totaling approximately $16.5 million, with an option to purchase additional network capacity equipment totaling $0.5 million.  As of December 31, 2005, the Company had not purchased any equipment under this agreement.

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

On July 15, 2005, iPCS Wireless, Inc., a wholly owned subsidiary of iPCS, Inc., filed a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois. On July 22, 2005, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, wholly owned subsidiaries of iPCS, Inc., filed a complaint against Sprint and Sprint PCS and Nextel Communications, Inc. in the Court of Chancery of the State of Delaware, New Castle County. The complaints are substantially similar and allege, among other things, that following the consummation of the merger between Sprint and Nextel, Sprint will breach its exclusivity obligations under its affiliation agreements, as amended, with the Company (see Note 4). The Company sought, among other things, a temporary restraining order, a preliminary injunction and a permanent injunction enjoining Sprint and those acting in concert with it from engaging in certain conduct post-closing that would violate the Company’s affiliation agreements with Sprint PCS.

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

In addition to the foregoing, from time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business and in connection with the Company’s bankruptcy petition. The Company is not currently a party to any such legal proceedings, the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

(12)  Consolidating Financial Information

The 11 1/2 % senior notes and the 11 3/8 % senior notes are fully, unconditionally and joint and severally guaranteed by the Company’s domestic unrestricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, which are wholly owned subsidiaries of iPCS, Inc. The following consolidating financial information as of December 31, 2005 and September 30, 2005 and for the three months ended December 31, 2005 and 2004 is presented for iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC (in thousands):

iPCS, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

as of December 31, 2005

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$68,993	$—	$41,099	$745	$—	$110,837
Other current assets	143,586	48,917	26,945	54,199	38,202	(223,446)	88,403
Total current assets	143,586	117,910	26,945	95,298	38,947	(223,446)	199,240
Property and equipment, net	—	70,521	13,968	45,771	17,082	(88)	147,254
Intangible assets, net	—	60,946	—	190,043	64,713	—	315,702
Other non-current assets	5,688	1,194	—	3,153	982	—	11,017
Investment in subsidiaries	276,972	—	—	—	—	(276,972)	—
Total assets	$426,246	$250,571	$40,913	$334,265	$121,724	$(500,506)	$673,213
Current liabilities	$6,241	$217,039	$33	$69,184	$34,669	$(223,534)	$103,632
Long-term debt	165,000	386	—	105,985	32,666	—	304,037
Other long-term liabilities	—	3,242	—	6,943	354	—	10,539
Total liabilities	171,241	220,667	33	182,112	67,689	(223,534)	418,208
Stockholders’ equity (deficiency)	255,005	29,904	40,880	152,153	54,035	(276,972)	255,005
Total liabilities and stockholders’ equity (deficiency)	$426,246	$250,571	$40,913	$334,265	$121,724	$(500,506)	$673,213

iPCS, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

as of September 30, 2005

	iPCS Inc.	iPCS Wireless	IPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$75,805	$—	$22,112	$190	$—	$98,107
Other current assets	150,398	41,314	24,967	49,848	23,720	(204,121)	86,126
Total current assets	150,398	117,119	24,967	71,960	23,910	(204,121)	184,233
Property and equipment, net	—	72,503	15,256	48,476	17,363	(94)	153,504
Intangible assets, net	—	63,868	—	195,056	66,267	—	325,191
Other non-current assets	5,912	1,033	—	3,172	945	—	11,062
Investment in subsidiaries	288,666	—	—	—	—	(288,666)	—
Total assets	$444,976	$254,523	$40,223	$318,664	$108,485	$(492,881)	$673,990
Current liabilities	$9,894	$220,007	$29	$42,372	$21,148	$(204,215)	$89,235
Long-term debt	165,000	389	—	106,381	32,788	—	304,558
Other long-term liabilities	—	2,970	—	6,946	199	—	10,115
Total liabilities	174,894	223,366	29	155,699	54,135	(204,215)	403,908
Stockholders’ equity (deficiency)	270,082	31,157	40,194	162,965	54,350	(288,666)	270,082
Total liabilities and stockholders’ equity (deficiency).	$444,976	$254,523	$40,223	$318,664	$108,485	$(492,881)	$673,990

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended December 31, 2005

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$61,739	$1,321	$32,269	$15,544	$(1,321)	$109,552
Cost of revenues	—	(40,819)	—	(22,801)	(9,617)	1,321	(71,916)
Selling and marketing	—	(10,033)	—	(5,506)	(2,677)	—	(18,216)
General and administrative	(529)	(3,517)	—	(3,835)	(26)	—	(7,907)
Depreciation and amortization	—	(8,504)	(1,395)	(8,846)	(2,783)	—	(21,528)
Gain (loss) on disposal of property and equipment	—	(58)	(8)	(88)	(34)	6	(182)
Total operating expenses	(529)	(62,931)	(1,403)	(41,076)	(15,137)	1,327	(119,749)
Other, net	(4,968)	(60)	768	(2,005)	(724)	—	(6,989)
Loss in subsidiaries	(11,695)	—	—	—	—	11,695	—
Net income (loss)	$(17,192)	$(1,252)	$686	$(10,812)	$(317)	$11,701	$(17,186)

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended December 31, 2004

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$55,997	$2,251	$(2,251)	$55,997
Cost of revenues	—	(36,727)	(938)	2,246	(35,419)
Selling and marketing	—	(9,854)	—	—	(9,854)
General and administrative	(140)	(1,951)	—	—	(2,091)
Depreciation and amortization	—	(10,118)	(1,389)	—	(11,507)
Gain (loss) on disposal of property and equipment	—	(18)	—	5	(13)
Total operating expenses	(140)	(58,668)	(2,327)	2,251	(58,884)
Other, net	(4,961)	(451)	583	—	(4,829)
Loss in subsidiaries	(2,747)	—	—	2,747	—
Net income (loss)	$(7,848)	$(3,122)	$507	$2,747	$(7,716)

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended December 31, 2005

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Operating activities	$—	$(1,792)	$116	$19,572	$2,965	$—	$20,861
Investing activities	—	(5,467)	(116)	(578)	(2,410)		(8,571)
Financing activities	—	447	—	(7)	—	—	440
Increase in cash and cash equivalents	—	(6,812)	—	18,987	555	—	12,730
Cash and cash equivalents at beginning of period	—	75,805	—	22,112	190	—	98,107
Cash and cash equivalents at end of period)	$—	$68,993	$—	$41,099	$745	$—	$110,837

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended December 31, 2004

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Operating activities	$255	$(3,411)	$(759)	$—	$(3,915)
Investing activities	—	5,609	759	—	6,368
Financing activities	(255)	—	—	—	(255)
Decrease in cash or cash equivalents	—	2,198	—	—	2,198
Cash and cash equivalents at beginning of period	—	57,760	—	—	57,760
Cash and cash equivalents at end of period.	$—	$59,958	$—	$—	$59,958

(13)  Subsequent Events

The trial relating to the complaint filed by iPCS Wireless, Inc. against Sprint (see Note 11) in Cook County Circuit Court was originally set to commence on December 5, 2005.  However, it was continued to February 6, 2006 and then to March 7, 2006.  On December 28, 2005, the judge in Cook County Circuit Court denied the Company’s and Sprint’s request for summary judgment; however he agreed with the Company that iPCS Wireless’s management agreement with Sprint would be breached if confidential information were disclosed to any person or entity involved in the operation of Nextel’s network.  Accordingly, he entered a preliminary non-appealable order of summary judgment as to that aspect of the complaint.  The judge’s order is subject to reconsideration during the trial.  The Forbearance Agreement expired on January 1, 2006 in the territory managed by iPCS Wireless, Inc.

On January 4, 2006, the judge in the Delaware Court of Chancery issued a memorandum opinion denying the requests for summary judgment of both Sprint and Horizon Personal Communications and Bright Personal Communications Services; however he agreed with Sprint that our claim for declaratory judgment as to the G-Block was not ripe for adjudication.  Accordingly, that aspect of the complaint filed by Horizon Personal Communications and Bright Personal Communications Services was dismissed without prejudice.  The testimony in the trial began on January 9, 2006, and concluded on January 23, 2006.  A ruling is expected during the quarter ended June 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report on Form 10-Q, unless the context otherwise requires: (i) ”Sprint PCS” refers to the affiliated entities of Sprint Nextel Corporation that are party to our affiliation agreements; (ii) ”Sprint” refers to Sprint Nextel Corporation and its affiliates; (iii) a “PCS Affiliate of Sprint” is an entity whose sole or predominant business is operating (directly or through one or more subsidiaries) a personal communications service business pursuant to affiliation agreements with Sprint Spectrum L.P. and/or its affiliates or their successors; (iv) ”Sprint PCS products and services” refers to digital wireless personal communications services, including wireless voice and data services, and related retail products, including handsets, in any case, offered under the Sprint brand name; and (v) ”our subscribers” refers to Sprint PCS subscribers who reside in our territory, excluding reseller subscribers.

Statements in this quarterly report on Form 10-Q regarding Sprint or Sprint PCS are derived from information contained in our affiliation agreements with Sprint PCS, periodic reports and other documents filed by Sprint with the SEC or press releases issued by Sprint or Sprint PCS.

This quarterly report on Form 10-Q contains trademarks, service marks and trade names of companies and organizations other than us. Other than with respect to Sprint PCS, our use or display of other parties’ trade names, trademarks or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, the trade name or trademark owners.

The following is an analysis of our results of operations, liquidity and capital resources and should be read in conjunction with the unaudited Consolidated Financial Statements and notes related thereto included in this Form 10-Q. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to the risk and uncertainties listed in the next section entitled “Forward-Looking Statements” and other factors discussed elsewhere herein and in our other filings with the SEC.

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

•                       the impact and outcome of our litigation against Sprint, Nextel and Sprint PCS, as well as the impact and outcome of the other litigation involving Sprint, Sprint PCS, various other PCS Affiliates of Sprint;

•                       changes in Sprint’s affiliation strategy as a result of the Sprint/Nextel merger and Sprint’s recent acquisitions of other PCS Affiliates of Sprint;

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

•                       our failure to establish and maintain effective internal controls to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of internal control over financial reporting;

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

New Accounting Pronouncements

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) using the modified prospective method.   The adoption of this standard requires the recognition of compensation expense for all share based payment award transactions measured at fair value. Under the modified prospective method, SFAS No. 123R requires compensation cost to be recognized for 1) all share-based compensation expense arrangements granted after the adoption date and 2) all remaining unvested share-based compensation arrangements granted prior to the adoption date.  Results for prior periods have not been restated.

Prior to October 1, 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee and director stock options. We did not record any stock-based compensation expense for stock option grants prior to October 1, 2005 because all stock option awards were granted at fair market value.

For the three months ended December 31, 2005, we recorded total stock-based compensation expense of $1.7 million compared to only $23,000 for the three months ended December 31, 2004.  For more information regarding the impact of the adoption of SFAS No. 123R and the comparison of results of operations for the three months ended December 31, 2005 and December 31, 2004, see Note 9, “Stock-based Compensation” in the notes to our consolidated financial statements found elsewhere in this quarterly report on Form 10-Q.

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

•                       CPGA, or cost per gross addition, is a measure of the average cost we incur to add a new subscriber in our territory. These costs include handset subsidies on new subscriber activations, commissions, rebates and other selling and marketing costs. We calculate CPGA by dividing (a) the sum of cost of products sold and selling and marketing expenses, net of stock-based compensation expense, associated with transactions with new subscribers during the measurement period, less product sales revenues associated with transactions with new subscribers during the measurement period, by (b) the total number of subscribers activated in our territory during the period.

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

In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” unless the context indicates otherwise, all references to “subscribers” or “customers’ and other operating metrics mean subscribers or customers excluding subscribers of resellers known as Mobile Virtual Network Operators or MVNOs, that use our network and resell wireless service under private brands.

Business Overview

As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in 80 markets including markets in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. The territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our portion of the PCS network of Sprint PCS is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, exclusive co-branded dealers, major national retailers and local third party distributors. Based on the 2000 population counts compiled by the U.S. Census Bureau adjusted by estimated growth rates from third party proprietary demographic databases, as of December 31, 2005, our licensed territory had a total population of approximately 15.0 million residents, of which our wireless network covered approximately 11.4 million residents. At December 31, 2005, we had approximately 495,300 subscribers. We are headquartered in Schaumburg, Illinois.

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

Reorganization

On February 23, 2003, while we were wholly owned by AirGate, we filed for bankruptcy under Chapter 11 of the Bankruptcy Code. The decision to file was based on a combination of factors, including weakness in the wireless telecommunications industry and the economy generally. In addition, we had experienced a decline in liquidity and cash flow, making it difficult for us to comply with our debt service obligations. We believe that actions taken by Sprint—specifically, decreasing our roaming rate and imposing new and higher fees on us—were the primary reason for the decline in our liquidity. Accordingly, in connection with our bankruptcy filing, we filed a complaint against Sprint and Sprint PCS alleging that Sprint breached its affiliation agreements with us.  As a part of our approved plan of reorganization, all then existing claims against Sprint, including those included in this complaint, were settled.

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

Merger with Horizon PCS, Inc.

On July 1, 2005, we completed our tax-free stock for stock merger transaction with Horizon PCS, Inc., in which Horizon PCS, Inc. merged with and into iPCS, Inc. with iPCS, Inc. as the surviving corporation. Horizon PCS, Inc. was a PCS Affiliate of Sprint whose territory covered 40 markets in nine contiguous states.  The transaction nearly doubled the size of our operations, thereby providing synergies in a number of operating and administrative areas.  Based on covered population and total subscribers, we are now the largest PCS Affiliate of Sprint. The transaction was accounted for under the purchase method and the results of Horizon PCS, Inc. are included in our consolidated results of operations from the date of acquisition.

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

Sprint’s merger with Nextel, which closed in August, 2005, has thrust our relationship with Sprint into a state of uncertainty, the resolution of which may have a materially adverse effect on our business. On December 15, 2004, Sprint announced that it had signed a merger agreement with Nextel pursuant to which they would merge and combine their operations. Shortly after announcing the merger, Sprint also announced that it would pursue discussions with the PCS Affiliates of Sprint—including us—directed toward a modification of their affiliation agreements to address the implications of its merger with Nextel. Although the parties engaged in discussions with respect to such a modification, no agreement has been reached.

As discussed in “—Commitments and Contingencies” below, we filed lawsuits against Sprint, Sprint PCS and Nextel in July 2005 and entered into a Forbearance Agreement with Sprint later that same month. The Forbearance Agreement expired on January 1, 2006 in the territory managed by iPCS Wireless, and continues until a decision is rendered by the Delaware Court of Chancery in the territories managed by Horizon PCS.  To our knowledge, Sprint has not yet changed its operations in the territory managed by iPCS Wireless as a result of the expiration of the Forbearance Agreement on January 1, 2006, and we do not know when they will change, if at all.  Similarly, we do not know how Sprint will operate in Horizon PCS’s territory after the date that any decision is rendered from our trial in the Delaware Court of Chancery. Sprint may elect to operate the legacy Nextel business in a manner that may have a material adverse effect on us. We do not know whether we will ultimately reach agreement with Sprint on mutually satisfactory terms for revised affiliation agreements. If we are able to modify our affiliation agreements with Sprint, it is likely that any such revised affiliation agreements would materially change our business and operations. We do not know the outcome of our pending litigation against Sprint. If we do not prevail, Sprint may engage in conduct that has a material adverse effect on our business and operations. We intend to continue to enforce our rights to the fullest extent, but there is no assurance that we will prevail.

Consolidated Results of Operations

Results of operations for any periods less than one year are not necessarily indicative of results of operations for a full year.  In addition, results for the three months ended December 31, 2005 include results for the markets we acquired in our merger with Horizon PCS, Inc., which closed on July 1, 2005, and accordingly are not comparable to the results of operations for periods prior to July 1, 2005.

Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics that we use for the relevant time periods:

	As of and For the Three Months Ended December 31, 2005	As of and For the Three Months Ended December 31, 2004
Total Subscribers	495,300	249,200
Net Subscriber Additions	18,900	8,600
Churn	2.6%	2.9%
ARPU	$48.78	$52.65
CPGA	$357	$406

Net Subscriber Additions.     Net subscriber additions increased by 10,300, or 120%, in the three months ended December 31, 2005 compared to the three months ended December 31, 2004. Of the increase, approximately 13% was attributable to a continued focus on increasing our retail and exclusive co-branded dealer distribution outlets, and on sales and promotional efforts to attract new subscribers in our iPCS markets.  The remaining 87% increase was the result of the acquisition of Horizon PCS.

Churn.     The improvement in churn for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 was the result of improvements in network quality, the increased competitiveness of our rate plans and handsets, and increased take rates of family add-a-phone plans and Fair and Flexible plans. In addition, approximately 85% of our subscribers were under contract at December 31, 2005, compared to approximately 76% at December 31, 2004.

Average Revenue Per User.     The decrease in ARPU in the three months ended December 31, 2005 compared to the same three months in 2004 is due to lower minutes over plan revenue and lower monthly recurring charges, offset partially with higher data revenue.  The decreases in minutes over plan revenue and monthly recurring charges can be attributed to the popularity of Fair and Flexible plans and family add-a-phone plans, which help to reduce churn but generate much lower overage charges and have lower monthly charges for the family add-a-phones.  For the three months ended December 31, 2005 our average monthly minutes over plan revenue per user was $2.21 compared to $5.22 for the three months ended December 31, 2004.   Average monthly recurring charges dropped from $42.41 for the three months ended December 31, 2004 to $40.56 for the three months ended December 31, 2005.  Offsetting these decreases was our average monthly data revenue which increased to $6.38 for the three months ended December 31, 2005 compared to $4.91 for the three months ended December 31, 2004.  Data revenue continues to increase due to the popularity of our various data products, including text messaging, downloading ringers, taking and receiving pictures, playing games and browsing the Internet.

Cost Per Gross Addition.     CPGA decreased by $49.00, or 12%, for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. Since we emerged from bankruptcy in July 2004, we have been increasing our sales and promotional efforts to drive subscriber growth and, as a result, our related costs have increased.  However, our merger with Horizon PCS has enabled us to spread our fixed CPGA over a larger number of gross additions, which results in the overall decline in CPGA.  At December 31, 2005, we operated 37 retail stores, including 14 stores in the legacy Horizon PCS territory, and managed 68 exclusive co-branded dealers, including 17 dealers in the legacy Horizon PCS territory. At December 31, 2004, we operated 15 retail stores and managed 16 exclusive co-branded dealers.

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

	For the Three Months Ended December 31, 2005	For the Three Months Ended December 31, 2004
ARPU
Service revenue	$70,996	$38,585
Average subscribers	485,172	244,276
ARPU	$48.78	$52.65

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenues.

	For the Three Months Ended December 31, 2005	For the Three Months Ended December 31, 2004
CPGA
Selling and Marketing:	$18,216	$9,854
plus: Equipment costs, net of cost of upgrades	6,762	4,613
less: Equipment revenue, net of upgrade revenue	(1,857)	(1,092)
less: Stock-based compensation expense	(208)	(5)
CPGA costs	$22,913	$13,370
Gross adds	64,156	32,905
CPGA	$357	$406

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

Revenues

The following table sets forth a breakdown of revenues by type:

	For the Three Months Ended December 31, 2005	For the Three Months Ended December 31, 2004

Service revenue	$70,996	$38,585
Roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint	31,379	14,334
Roaming revenue from other wireless carriers	2,403	1,110
Reseller revenue	2,289	304
Equipment revenue	2,439	1,560
Other revenue	46	104
Total revenues	$109,552	$55,997

Service revenue.   Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes over plan, long distance, travel and roaming usage charges, other feature revenues and late payment fee and early cancellation fee revenues. Deductions for billing adjustments and promotional credits are recorded as a reduction to service revenue. For the three months ended December 31, 2005 compared to the three months ended December 31, 2004, service revenue increased by $32.4 million, or 84%, as a result of an increase of $35.2 million due to the increase in subscribers, primarily as a result of the subscribers acquired with the merger with Horizon PCS, offset with a decrease in service revenue of $2.8 million due to the drop in ARPU as described above.

Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint. We receive revenue on a per minute basis for voice traffic and per kilobyte basis for data traffic when subscribers of Sprint PCS and other PCS Affiliates of Sprint use our network.  In addition, we receive toll revenue for any long distance calls made by these subscribers while roaming on our network. The reciprocal roaming rate arrangement we have with Sprint PCS for inbound and outbound roaming for the three months ended December 31, 2005 and 2004 was $0.058 per minute for voice traffic and $0.0020 per kilobyte for data traffic. These rates are effective through December 31, 2006 and will be reset effective January 1, 2007.

For the three months ended December 31, 2005 compared to the three months ended December 31, 2004, roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint increased by $17.0 million, or 119%.  Of this increase, 10% was driven by increased roaming minutes and kilobyte traffic and the remaining 90% was due to the legacy Horizon PCS markets.  We continue to experience increased growth in kilobyte data usage from subscribers of Sprint PCS and other PCS Affiliates of Sprint. Roaming minutes and kilobytes from subscribers of Sprint PCS and other PCS Affiliates of Sprint for the three months ended December 31, 2005 were 398 million and 1.8 billion, respectively, compared to 202 million and 541 million for the three months ended December 31, 2004, respectively.

Roaming revenue from other wireless carriers. We receive roaming revenue from wireless carriers other than Sprint and other PCS Affiliates of Sprint when subscribers of such other wireless carriers roam in our territory. We do not have agreements with these other wireless carriers. Instead, we rely on roaming arrangements Sprint PCS has negotiated with them. We are paid on a per minute basis for voice traffic pursuant to these agreements.  For the three months ended December 31, 2005 compared to the three months ended December 31, 2004, roaming revenue from other wireless carriers increased by $1.3 million, or 116%.  The increase in roaming revenue was primarily due to the acquisition of the legacy Horizon PCS markets, which historically had stronger roaming revenues than the legacy iPCS.  Roaming revenue in the legacy iPCS markets, excluding the legacy Horizon PCS markets, decreased 33% in the three months ended December 31, 2005 compared to the three months ended December 31, 2004 due to both a decrease in roaming minutes and the per minute rate.  For the three months ended December 31, 2005, roaming minutes were 21.4 million compared to 9.3 million for the same period in 2004. For these same periods, the per minute rates were $0.11 and $0.12, respectively.

Reseller revenue. Through Sprint PCS we allow resellers, known as MVNOs, such as Virgin Mobile, to use our network. Pursuant to these arrangements, we are paid on a per minute basis. For the three months ended December 31, 2005 compared to the three months ended December 31, 2004, reseller revenue increased $2.0 million.  The increase in reseller revenue was due to an increase in the number of reseller subscribers in our territory, primarily as a result of our merger with Horizon PCS but also as a result of an increase in the number of agreements signed by Sprint PCS with resellers. For the legacy iPCS markets alone, reseller revenue increased 288% in the three months ended December 31, 2005 compared to the three months ended December 31, 2004.  At December 31, 2005, we had 174,000 reseller subscribers, of which approximately 101,000 reseller subscribers were acquired in the Horizon PCS merger on July 1, 2005. At December 31, 2004, we had approximately 25,600 reseller subscribers.

Equipment revenue. Equipment revenue is derived from the sale of handsets and accessories to new customers and from current customers who upgrade their handsets through our retail and local distribution channels, in each case, net of sales incentives, rebates and an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days after the date of purchase. When handsets are returned to us, we are sometimes able to reissue the handsets to customers at little additional cost to us.  However, if we are unable to reissue the handsets, we return them to Sprint PCS for refurbishing. Prior to February 1, 2005, in exchange for each returned handset, we received a credit from Sprint PCS which was less than what we originally paid for the handset. Subsequent to February 1, 2005, we receive an allocation of refurbished handsets that we can purchase from Sprint PCS at a reduced price. For the three months ended December 31, 2005 compared to the three months ended December 31, 2004, equipment revenue increased by $0.8 million, or 56%.  Nearly 20% of this increase in equipment revenue is attributable to growth in the legacy iPCS markets due to increased gross additions.  The remaining increase is due to equipment revenue from the legacy Horizon PCS markets.

Other revenue. For the three months ended December 31, 2004, other revenue consisted of tower leasing revenue. During fiscal year 2005, we sold all of our towers in the iPCS markets, which eliminated this revenue stream.  For the three months ended December 31, 2005 other revenue consisted of leasing revenue for the use of one of our cell towers on wheels.

For the Three Months Ended December 31, 2005 and the Three Months Ended December 31, 2004

Cost of Service and Roaming.    Cost of service and roaming includes network operations expense, roaming expense relating to when our subscribers roam either on other Sprint PCS networks or other wireless carriers’ networks, back-office customer services provided by Sprint PCS, the provision for doubtful accounts, long distance expense and the 8% affiliation fee due to Sprint PCS for collected revenues. Network operations expenses include salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost of our subscribers using Sprint PCS and other wireless carriers’ networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under “—Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.” Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. For the three months ended December 31, 2005 and the three months ended December 31, 2004, cost of service and roaming was $62.8 million and $29.7 million, respectively. Of this increase, 11% was from the legacy iPCS markets mainly due to a larger number of subscribers served, the increased size of the network and increased travel and roaming expenses.   The remaining increase was due to the increased costs associated with the acquired Horizon PCS markets. With the adoption of SFAS No. 123R, stock-based compensation expense included in cost of service and roaming totaled approximately $0.2 million for the three months ended December 31, 2005 compared to only $8,000 for the three months ended December 31, 2004.

At December 31, 2005, our network consisted of 1,508 cell sites, including 799 in the acquired Horizon PCS markets, and five switches, including three switches in the acquired Horizon PCS markets. At December 31, 2004, our network consisted of 672 cell sites and we had two switches in operation.

Cost of Equipment.    Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment for the three months ended December 31, 2005 and the three months ended December 31, 2004 was $9.2 million and $5.7 million, respectively, an increase of $3.5 million.  Similar to the increase in equipment revenue, 20% of the increase in cost of equipment was due to increased subscriber activity in the legacy iPCS markets and the remaining 80% increase was the result of the acquisition of the legacy Horizon PCS markets.

Selling and Marketing.    Selling and marketing expense includes the costs to operate our retail stores, advertising and promotional expenses, commissions, equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint-controlled channels. Selling and marketing expense for the three months ended December 31, 2005 was $18.2 million compared to $9.9 million for the three months ended December 31, 2004, an increase of $8.3 million. Of this increase, 98% was due to the Horizon PCS merger. With the adoption of SFAS No. 123R, stock-based compensation expense included in selling and marketing totaled approximately $0.2 million for the three months ended December 31, 2005 compared to only $5,000 for the three months ended December 31, 2004.

General and Administrative.    General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense and other professional expenses.  For the three months ended December 31, 2005, general and administrative expenses were $7.9 million compared to $2.1 million for the three months ended December 31, 2004, an increase of $5.8 million. Approximately 31% of this increase, or $1.8 million, is attributable to our merger with Horizon PCS. In addition, during the three months ended December 31, 2005, we incurred approximately $3.1 million of costs related to our litigation with Sprint and approximately $0.2 million of integration expenses related to the merger with Horizon PCS. With the adoption of SFAS No. 123R, stock-based compensation expense included in general and administrative totaled approximately $1.2 million for the three months ended December 31, 2005 compared to only $10,000 for the three months ended December 31, 2004.

Depreciation and Amortization.    For the three months ended December 31, 2005 and December 31, 2004, depreciation and amortization expense totaled $21.5 million and $11.5 million, respectively. Of these amounts, amortization of intangibles totaled $9.5 million and $3.0 million for these same periods, respectively.

Depreciation and amortization in the legacy iPCS markets decreased by approximately 14% due mainly to the completion of the Nortel swap in the Michigan markets because the new Nortel equipment has lower original costs than the original Lucent assets that were previously being depreciated.  The remaining increase in depreciation and amortization relates to the property, plant, equipment and intangibles recorded as a result of the merger with Horizon PCS.

Interest Income.    For the three months ended December 31, 2005 and the three months ended December 31, 2004, interest income totaled $1.1 million and $0.1 million, respectively. The increase was due to our higher average cash balance for the three months ended December 31, 2005 compared to the same three months ended December 31, 2004 coupled with the interest earned on the cash balance acquired in the merger with Horizon PCS on July 1, 2005.

Interest Expense.    For the three months ended December 31, 2005, interest expense was $8.1 million compared to $5.0 million for the three months ended December 31, 2004.  Interest expense consists of interest on our 11 1/2% senior notes and 11 3/8% senior notes.  The increase was attributable to the interest expense associated with the 11 3/8% senior notes assumed with the merger of Horizon PCS on July 1, 2005.

Net Loss.    Our net loss was $17.2 million for the three months ended December 31, 2005 compared to a net loss of $7.7 million for the three months ended December 31, 2004.

Liquidity and Capital Resources

Significant Sources of Cash

We generated $20.9 million in operating cash flows for the three months ended December 31, 2005, compared to a use of operating cash flows of $3.9 million in the three months ended December 31, 2004. The increase in operating cash flows was due to lower net operating losses after adjustments for non-cash items of approximately $2.8 million.  In addition, operating cash flows in the three months ended December 31, 2005 were increased by $16.7 million resulting from the non-recurring sale of short-term investments that were acquired in the merger with Horizon PCS. As discussed in Item 3 of Part II of this quarterly report on Form 10-Q, the investments were not permitted investments under our 11 1/2% and 11 3/8% senior notes.

With this sale, the event of default under the indentures governing the 11 1/2% and 11 3/8% senior notes did not continue beyond such date.  Proceeds from the sale of the short-term investments were immediately reinvested in permitted investments under our indentures.

During the three months ended December 31, 2005, we received approximately $0.3 million from the sale of used equipment which was replaced with equipment we purchased from Nortel Networks as described below in “—Contractual Obligations.” During the three months ended December 31, 2004, we received approximately $12.1 million for the sale of 68 towers.

For the three months ended December 31, 2005, we received a total of $0.4 million in proceeds from the exercise of options representing approximately 20,100 shares.

Significant Uses of Cash

Cash flows used for investing activities for the period ended December 31, 2005 totaled $8.6 million. Capital expenditures totaled $8.9 million and included $5.8 million for the Nortel swap in our Horizon PCS markets, $1.2 million for new cell site construction and other related network capital expenditures, $0.4 million for new store and store improvements and $1.5 million for IT and computer-related capital expenditures.

Cash flows from investing activities for the three months ended December 31, 2004 totaled $6.4 million.  Capital expenditures of $5.8 million included $4.6 million for Nortel equipment purchased under the iPCS agreement with Nortel as described below in “–Contractual Obligations,” $0.5 million for new store and store improvements and $0.7 million for new cell site construction and other network related capital expenditures.

In the three months ended December 31, 2004, we incurred $0.3 million for debt financing costs related to the 11 1/2% senior notes.

Principal payments on our long-term debt, other than capital leases, are not due until 2012.  During each of the three months ended December 31, 2005 and 2004, we made one semi-annual interest payment on our 11 1/2% senior notes of approximately $9.5 million.  The interest rates on our senior notes are fixed and therefore the amount of our interest payments would not be impacted by a change in the overall interest rate environment.

Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources

We have identified the following important trends and factors (as well as risks and uncertainties associated with such items) that could impact our future financial performance.  This section should be read in conjunction with the “Risks Related to Our Business, Strategy and Operations” section found in Item 1A of Part I of our annual report on Form 10-K, filed with the SEC on December 23, 2005.

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

•                       Improving churn.    In the three months ended December 31, 2005, we experienced a decrease in churn as we focused on improvements in network quality, increased competitiveness of our rate plans and handsets and increased take rates of family plans and overage protection plans (like Fair & Flexible), which we believe result in lower churn. In addition, churn for the overall wireless industry improved in 2005. We may experience a higher churn rate in the future. In addition, to the extent our subscriber growth includes a higher percentage of sub-prime credit subscribers, our churn and bad debt expense may increase. If churn increases over the long-term, we would lose the cash flows attributable to these subscribers and have greater than projected losses.

•                       Declining voice revenue per subscriber.    In the three months ended December 31, 2005, our ARPU declined in part as a result of declining voice revenue per subscriber, including declining minutes over plan revenue. The wireless industry is very competitive and continued pressure in pricing is expected in the future as a result of, among other things, increased focus on family plans and overage protection plans. Although we expect that family plans and overage protection plans will improve churn, these plans tend to lower voice revenue on a per subscriber basis. Although the data portion of ARPU is expected to continue to increase, declining voice ARPU resulting in lower overall ARPU would make it more difficult to obtain sufficient revenue to achieve or sustain profitability.

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

•                       Higher operating costs.    In the three months ended December 31, 2005, our operating costs increased significantly due to our larger number of subscribers served, the increased size of our network, increases in roaming expense and an increase in collected revenue, upon which our 8% affiliation fee is calculated. If our subscriber base continues to increase, our operating costs will continue to increase.  In addition, we may incur significant wireless handset subsidy costs for existing subscribers who upgrade to a new handset. As our subscriber base matures and technological innovations occur, more existing subscribers may begin to upgrade to new wireless handsets for which we subsidize the cost to the subscriber. We also expect to continue to incur costs related to our litigation with Sprint. At the same time, a large portion of our ongoing network and general and administrative expenses are fixed. We believe that we need to add more subscribers to recognize increased economies of scale in our business. If we are unable to add more subscribers to our network, achieve the desired synergies of the merger with Horizon PCS or continue to improve the efficiencies in our operating costs, results will be negatively effected.

•                       Roaming revenue.    A substantial portion of our revenue is derived from roaming revenue from Sprint PCS and other PCS affiliates of Sprint. The increase in roaming revenue during the three months ended December 31, 2005 was due to an increase in roaming minutes and increased kilobyte traffic. Effective on April 1, 2004, our roaming rate paid to us by Sprint PCS was set at $0.058 per minute of use and is fixed through December 31, 2006. Thereafter, the rate will change, based on an agreed-upon formula that may have an adverse effect on us. In addition, if we receive fewer roaming minutes or kilobyte traffic on our network, our results of operations will be negatively affected.

•                       Increasing capital expenditures.    As we continue to add capacity and coverage to our wireless network, we will incur significant capital expenditures. We currently anticipate that capital expenditures for 2006 will be between $42.0 million and $48.0 million.  We have replaced our equipment in a number of our markets with Nortel equipment pursuant to two agreements with Nortel and we have recently decided to expand the replacement activity into our remaining markets. Changes and upgrades in technology, like EV-DO, may require additional expenditures. Sprint PCS has begun to deploy EV-DO technology in portions of its service area and has stated its intent to cover 150 million people by early 2006. To date, we have deployed EV-DO technology in a small portion of our service area. We may elect to deploy EV-DO technology in additional portions of our service area which may significantly increase our capital expenditures and operating expenses. We have not yet determined when, and to what extent, we may further deploy EV-DO. Unforeseen changes in technology and changes in our plans to upgrade or expand our network may require us to spend more money than we expected and have a negative effect on our cash flow.

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

Commitments and Contingencies

The costs for the services provided by Sprint PCS under our service agreements with Sprint PCS relative to billing, customer care and other back-office functions for the three months ended December 31, 2005 and 2004 were approximately $10.7 million and $5.6 million, respectively.  Because we incur the majority of these costs on a per subscriber basis, which is fixed until the end of December 2006, we expect the aggregate cost for such services to increase as the number of our subscribers increases.  Beginning in 2007, the monthly rates for these services will be reset to mutually acceptable amounts based on the amount necessary to recover Sprint PCS’s reasonable costs for providing such services.  Sprint has proposed to us monthly rates that would begin on January 1, 2007 that are higher than the rates we currently pay.  We have begun discussions with Sprint regarding the terms and conditions under which we would continue to purchase these services from Sprint after December 31, 2006, if at all. If we cannot agree with Sprint PCS on new rates beyond 2006, we have the option to continue to purchase the Sprint services at Sprint’s proposed rates until an arbitrator resolves the dispute regarding the new rates, or to self-provision or to procure those services elsewhere.

In addition, Sprint PCS may terminate any service provided under our services agreements upon nine months’ prior written notice, but if we would like to continue receiving such service, Sprint PCS has agreed that it will assist us in developing that function internally or locating a third-party vendor that will provide that service. Although Sprint PCS has agreed in such an event to reimburse us for expenses we incur in transitioning to any service internally or to a third-party, if Sprint PCS terminates a service for which we have not developed or are unable to develop a cost-effective alternative, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted. We do not currently have a contingency plan if Sprint PCS terminates a service we currently receive from it.

Variable interest rates may increase substantially. At December 31, 2005 we have only fixed rate indebtedness under our existing capital leases and the senior notes. To the extent that we incur any floating rate financing in the future, we would be exposed to interest rate risk on such indebtedness.

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

On August 12, 2005, Sprint and Nextel closed their merger. In July and August 2005 Sprint acquired three PCS Affiliates of Sprint, two of whom—U.S. Unwired and Gulf Coast Wireless—had also filed suit against Sprint. As a result of Sprint’s acquisition of these PCS Affiliates of Sprint, their lawsuits were discontinued. In January and February 2006, Sprint acquired two more PCS Affiliates of Sprint, Enterprise Communications and Alamosa Holdings.  With the acquisition of these PCS Affiliates of Sprint,  the complaints filed by them or their subsidiaries were  discontinued.

On December 28, 2005, the judge in Cook County Circuit Court denied our and Sprint’s requests for summary judgment; provided, however, that he agreed with us that iPCS Wireless’s management agreement with Sprint would be breached if confidential information were disclosed to any person or entity involved in the operation of Nextel’s network.  Accordingly, he entered a preliminary non-appealable order of summary judgment as to that aspect of our complaint.   The judge’s order is subject to reconsideration during the trial. The trial relating to the complaint filed by our wholly owned subsidiary, iPCS Wireless, in Cook County Circuit Court was originally set to commence on December 5, 2005. However, it was continued to February 6, 2006 and then to March 7, 2006.

The trial relating to the complaint filed by our wholly owned subsidiaries, Horizon Personal Communications and Bright Personal Communications Services, against Sprint and Nextel in the Delaware Court of Chancery was consolidated with the trial relating to the complaint filed by UbiquiTel against Sprint and Nextel in that same court. On January 14, 2006, the judge in the Delaware Court of Chancery issued a memorandum opinion denying our and Sprint’s request for summary judgment; however, he agreed with Sprint that our claim for declaratory judgment as to the G-Block was not ripe for adjudication.  Accordingly, that aspect of our complaint was dismissed without prejudice.  The consolidated trial began on January 9, 2006, and concluded on January 23, 2006. We expect the judge to issue a ruling during our quarter ended June 30, 2006.

In connection with the consolidation of the trials in the Delaware Court of Chancery, Sprint agreed to extend the Forbearance Agreement in the territories managed by Horizon Personal Communications and Bright Personal Communications Services until the date that any decision after trial is rendered by the Delaware Court of Chancery in connection with the merits of the complaint, with certain limited exceptions that would require approval by the Delaware Court of Chancery. The Forbearance Agreement expired on January 1, 2006 in the territory managed by iPCS Wireless.

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

		Payments Due by Period Year Ended September 30,
	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$290,000	$—	$—	$—	$—	$—	$290,000
Cash interest	232,304	33,194	33,194	33,194	33,194	33,194	66,334
Operating leases(1)	103,121	28,284	21,428	19,368	18,271	11,175	4,595
Capital lease obligations	805	68	63	66	69	71	468
Purchase obligations (2)	8,350	8,350	—	—	—	—	—
Total	$634,580	$69,896	$54,685	$52,628	$51,534	$44,440	$361,397

(1)                                  Does not include payments due under renewals to the original lease terms.

(2)           Does not include commitments totaling $16.5 million to Nortel Networks for agreement signed December 31, 2005, as discussed below under “Nortel Networks Equipment Agreements”.

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

Off-Balance Sheet Arrangements

Other than the operating lease commitments included above, we have no off-balance sheet arrangements that would have a current or future material effect on the financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Nortel Networks Equipment Agreements

On November 22, 2004, we signed a letter of agreement with Nortel Networks to replace the Lucent network equipment then deployed in our Michigan markets with Nortel equipment including one switch, 232 base stations, various additional capacity growth and network equipment. Under the terms of the agreement, we agreed to purchase equipment totaling $15.2 million and will receive special pricing on future purchases through December 31, 2007. Through December 31, 2005, we have purchased approximately $13.6 million of equipment under this agreement.

In addition, in January 2005, Horizon PCS signed a $14.0 million letter of agreement with Nortel Networks to replace the Motorola network equipment currently deployed in its Fort Wayne, Indiana, Chillicothe, Ohio, and Johnson City, Tennessee markets with Nortel equipment including 390 base stations, various additional capacity growth and network equipment. Under the terms of the agreement, the Company has agreed to purchase equipment totaling $13.0 million and will receive special pricing on future purchases through June 30, 2007. Through December 31, 2005, the Company had met the $13.0 million of required equipment purchases under this agreement.

On December 31, 2005, we signed a letter of agreement with Nortel Networks to replace the Motorola equipment currently deployed in our Pennsylvania, New York, New Jersey and Maryland markets with Nortel equipment.  Under the terms of the agreement, we agreed to purchase equipment required to replace 425 existing base stations and related network infrastructure, plus various additional equipment to support future network footprint and capacity expansion, totaling approximately $16.5 million, with an option to purchase additional network enhancement equipment totaling $0.5 million.  As of December 31, 2005, we had not purchased any equipment under this agreement.

Seasonality

Our business is subject to seasonality because the wireless telecommunications industry historically has been dependent on fourth calendar quarter results. Among other things, the industry relies on moderately higher subscriber additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of available financial resources during this period. We believe that our results for the three months ended December 31, 2005 reflect this trend.

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

We have identified the most critical accounting policies upon which our financial status depends.  The critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. We also have other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are complex or subjective.  Our critical accounting policies include the following:

•                  Revenue recognition

•                  Allowance for doubtful accounts

•                  Long-lived asset recovery

•                  Intangible assets

•                  Income taxes

In light of the adoption of SFAS No. 123R – discussed in Item 2 of Part I of this quarterly report on Form 10-Q – we have also included our stock-based compensation policy as a critical accounting policy.  SFAS No. 123R requires significant judgment and the use of estimates in the assumptions for the model used to value the share-based payment awards, including stock price volatility, and expected option terms.  In addition, expected forfeiture rates for the share-based awards must be estimated.  Because of our small number of option grants, the relatively short period of time that we have operated as a public company, and the limited trading of our stock, we are limited in our historical experience to use as a basis for these assumptions.  While we believe that the assumptions and judgments used in our estimates are reasonable, actual results may differ from these estimates under different assumptions or conditions.

Additional information regarding these critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended September 30, 2005, filed with the SEC on December 23, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures. Each of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this transition report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this transition report, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)         Changes in Internal Controls over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)          We place reliance on Sprint PCS to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS Affiliates of Sprint. To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70. This report is provided bi-annually to us.

PART II . OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See  — “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Commitments and Contingencies” of this report.

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

ITEM 1A. RISK FACTORS

Set forth below is an update to the risk factor set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 entitled “The merger between Sprint and Nextel and the outcome of our litigation relating thereto may have an adverse effect on us in ways that would be beyond our control”:

•                  On December 28, 2005, the judge in Cook County Circuit Court denied our and Sprint’s requests for summary judgment; however he agreed with us that iPCS Wireless’s management agreement with Sprint would be breached if confidential information were disclosed to any person or entity involved in the operation of Nextel’s network.  Accordingly, he entered a preliminary non-appealable order of summary judgment as to that aspect of our complaint.  The judge’s order is subject to reconsideration during the trial.

•                  The Forbearance Agreement expired on January 1, 2006 in the territory managed by iPCS Wireless.  We do not know if or when Sprint will change its operations in the territory managed by iPCS Wireless as a result of the expiration of the Forbearance Agreement.

•                  On January 4, 2006, the judge in the Delaware Court of Chancery issued a memorandum opinion denying our and Sprint’s requests for summary judgment; however he agreed with Sprint that our claim for declaratory judgment as to the G-Block was not ripe for adjudication.  Accordingly, that aspect of our complaint was dismissed without prejudice.

•                  The testimony in the trial relating to the complaint filed by our wholly owned subsidiaries, Horizon Personal Communications and Bright Personal Communications Services, against Sprint and Nextel in the Delaware Court of Chancery began on January 9, 2006 and concluded on January 23, 2006.  We expect the judge to issue a ruling during our quarter ended June 30, 2006.

•                  The trial relating to the complaint filed by our wholly owned subsidiary, iPCS Wireless, against Sprint and Nextel in Cook County Circuit Court was continued from February 6, 2006 to March 7, 2006.

In addition to the foregoing, you should consider each of the factors set forth in our Annual Report, as well as the other information in the Annual Report and this Quarterly Report in evaluating our business and our prospects. The factors described in our Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At September 30, 2005, we were not in compliance with the indentures governing our 11 3/8% senior notes and our 11 1/2% senior notes because cash proceeds from the 11 3/8% senior notes were invested in short-term AAA rated auction rate certificates — which are not permitted investments under the indentures — thereby causing an event of default.  The investments were sold on October 26, 2005 and the event of default did not continue beyond such date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1

Agreement and Plan of Merger, dated as of March 17, 2005, by and between iPCS, Inc. and Horizon PCS, Inc. (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by iPCS, Inc. on March 18, 2005 (SEC File No. 333-32064))

2.2

Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., dated as of May 26, 2004 (Incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4 filed by iPCS, Inc. on August 5, 2004 (SEC File No. 333-117942))

2.3

Technical Amendment to Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.2 to the registration statement on Form S-4 filed by iPCS, Inc. on August 5, 2004 (SEC File No. 333-117942))

2.4

Modification to Second Amended and Restated Joint Plan of Reorganization for iPCS, Inc., iPCS Wireless Inc. and iPCS Equipment, Inc., dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.3 to the registration statement on Form S-4 filed by iPCS, Inc. on August 5, 2004 (SEC File No. 333-117942))

2.5

Findings of Fact, Conclusions of Law and Order under U.S.C. Section 1129(a) and (b) and Federal Rules of Bankruptcy Procedure 3020 confirming the Second Amended Joint Plan of Reorganization of iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc., Debtors and Debtors In Possession, as modified, dated as of July 8, 2004 (Incorporated by reference to Exhibit 2.4 to the registration statement on Form S-4 filed by iPCS, Inc. on August 5, 2004 (SEC File No. 333-117942))

2.6

Joint Plan of Reorganization of Horizon PCS, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, dated as of September 20, 2004 (Incorporated by reference to Exhibit 2.2 to the registration statement on Form S-4 filed by Horizon PCS, Inc. on March 17, 2005 (SEC File No. 333-123383))

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

3.10	Bylaws of Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 3.10 to the registration statement on Form S-1 filed by iPCS, Inc. on August 11, 2005 (SEC File No. 333-117944))

4.1

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

4.2

Indenture dated as of April 30, 2004, by and among, iPCS Escrow Company, iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

4.3

Indenture, dated as of July 19, 2004, by and among Horizon PCS Escrow Company, Horizon PCS, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 19, 2005 (SEC File No. 333-123383))

4.4

First Supplemental Indenture, dated as of June 30, 2005, by and between U.S. Bank National Association, as Trustee, and iPCS, Inc. (Incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on July 1, 2005 (SEC File No. 333-117942))

4.5	Second Supplemental Indenture, dated as of July 15, 2005, by and among iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc., Bright PCS Holdings, Inc. and U.S. Bank National Association, as Trustee

4.6

First Supplemental Indenture, dated as of July 15, 2005, by and among iPCS, Inc., Bright Personal Communications Services, LLC, Horizon Personal Communications, Inc., Bright PCS Holdings, Inc. and U.S. Bank National Association, as Trustee

10.1

Letter Agreement, dated as of February 6, 2006, by and between iPCS Wireless, Inc. and Timothy M. Yager amending Mr. Yager’s employment agreement (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by iPCS, Inc. on February 7, 2006 (SEC File No. 333-32064))

10.2

Letter Agreement, dated as of February 6, 2006, by and between iPCS Wireless, Inc. and Stebbins B. Chandor, Jr. amending Mr. Chandor’s employment agreement (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by iPCS, Inc. on February 7, 2006 (SEC File No. 333-32064))

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPCS, Inc.

	By:	/s/ TIMOTHY M. YAGER
Timothy M. Yager President and Chief Executive Officer (Principal Executive Officer)
Date: February 13, 2006

	By:	/s/ STEBBINS B. CHANDOR, JR.
Stebbins B. Chandor, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 13, 2006