Form 10-Q
period 2006-03-31
iPCS, INC
filed 2006-05-12
CIK 1108727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period       from to

Commission File Number 000-51844

iPCS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4350876
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1901 N. Roselle Road, Schaumburg, Illinois	60195
(Address of principal executive offices)	(Zip code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☒ No ☐

As of May 9, 2006, there were 16,700,750 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share and per share amounts)

	March 31, 2006	September 30, 2005 (a)

Assets
Current Assets:
Cash and cash equivalents	$114,910	$98,107
Investments	—	16,700
Accounts receivable, net of allowance for doubtful accounts of $3,608 and $3,653, respectively	27,442	25,601
Receivable from Sprint (Note 4)	36,150	30,837
Inventories, net of reserves for excess/obsolescence of $412 and $338, respectively (Note 4)	3,325	3,179
Prepaid expenses	6,345	5,717
Other current assets	3,220	4,092
Total current assets	191,392	184,233
Property and equipment, net (Note 5)	138,774	153,504
Financing costs	8,791	9,590
Customer activation costs	2,045	1,003
Intangible assets, net (Note 6)	159,821	178,800
Goodwill (Note 6)	146,391	146,391
Other assets	432	469
Total assets	$647,646	$673,990

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,595	$4,322
Accrued expenses	26,347	33,275
Payable to Sprint (Note 4)	50,783	41,135
Deferred revenue	10,882	10,486
Current maturities of long-term debt and capital lease obligations (Note 7)	12	17
Total current liabilities	93,619	89,235
Customer activation fee revenue	2,045	1,003
Other long-term liabilities	9,009	9,112
Long-term debt and capital lease obligations, excluding current maturities (Note 7)	303,515	304,558
Total liabilities	408,188	403,908
Commitments and contingencies (Note 10)	—	—

Stockholders’ Equity:

Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 16,698,366 and 16,635,482 shares issued and outstanding, respectively	167	166
Additional paid-in-capital	330,391	328,202
Unearned compensation	—	(1,372)
Accumulated deficiency	(91,100)	(56,914)
Total stockholders’ equity	239,458	270,082
Total liabilities and stockholders’ equity	$647,646	$673,990

See Notes to unaudited consolidated financial statements.

(a) Derived from the Company’s audited financial statements as of September 30, 2005.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

 (Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31, 2006	March 31, 2005

Revenues:
Service revenue	$75,406	$39,094
Roaming revenue	33,627	14,522
Equipment and other	3,452	1,838
Total revenues	112,485	55,454
Operating Expenses:
Cost of service and roaming (exclusive of depreciation, as shown separately below)	(65,021)	(30,415)
Cost of equipment	(9,529)	(6,158)
Selling and marketing	(16,760)	(8,308)
General and administrative	(7,130)	(2,014)
Depreciation (Note 5)	(14,414)	(15,302)
Amortization of intangible assets (Note 6)	(9,489)	(3,050)
Loss on disposal of property and equipment	(237)	(32)
Total operating expenses	(122,580)	(65,279)
Operating loss	(10,095)	(9,825)
Interest income	1,183	365
Interest expense	(8,121)	(4,980)
Other income	33	4
Loss before benefit from income taxes	(17,000)	(14,436)
Benefit from income taxes	—	—
Net loss	$(17,000)	$(14,436)
Basic and diluted loss per share of common stock
Loss available to common stockholders	$(1.02)	$(1.56)
Weighted average common shares outstanding	16,687,039	9,269,166

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Cash Flows from Operating Activities:
Net loss	$(17,000)	$(14,436)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of property and equipment	237	32
Depreciation and amortization	23,903	18,352
Non-cash interest expense net of amortization of debt fair value adjustment	(162)	224
Stock-based compensation expense	463	23
Provision for doubtful accounts	1,391	439
Changes in assets and liabilities:
Accounts receivable	2,282	(949)
Receivable from Sprint	8,044	554
Inventories, net	258	(81)
Prepaid expenses, other current and long term assets	(550)	(620)
Accounts payable, accrued expenses and other long term liabilities	894	5,311
Payable to Sprint	(9,421)	(1,266)
Deferred revenue	935	481
Net cash flows from operating activities	11,274	8,064
Cash Flows from Investing Activities:
Purchases of property and equipment	(8,382)	(4,182)
Proceeds from disposition of fixed assets	194	646
Net cash flows from investing activities	(8,188)	(3,536)
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	990	—
Payments on capital lease obligations	(3)	(2)
Debt financing costs	—	(52)
Net cash flows from financing activities	987	(54)
Net increase in cash and cash equivalents	4,073	4,474
Cash and cash equivalents at beginning of period	110,837	59,958
Cash and cash equivalents at end of period	$114,910	$64,432

Supplemental disclosure of cash flow information- cash paid for interest	$7,109	$—
Supplemental disclosure for non-cash investing activities:
Capitalized interest	$47	$—
Accounts payable and accrued expenses incurred for the acquisition of property, equipment and construction in progress	638	512

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

In February 2006, the Company changed its fiscal year-end from September 30 to December 31 commencing in 2006. The Company’s 2005 fiscal year ended on September 30, 2005.

The unaudited consolidated balance sheet as of March 31, 2006, the unaudited consolidated statements of operations for the three months ended March 31, 2006 and 2005, the unaudited consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2006, are not indicative of the results that may be expected for the full year 2006.

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

Certain reclassifications have been made to the Consolidated Statement of Operations for the three months ended March 31, 2005 to conform to the current year presentation.

(2)  Summary of Significant Accounting Policies

Loss Per Share:

Basic and diluted loss per share for the Company are calculated by dividing the net loss available to common stockholders by the weighted average number of shares of common stock of the Company. The calculation was made in accordance with SFAS No. 128, “Earnings Per Share.” The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed exercise of stock options is antidilutive. Potential common shares excluded from the loss per share computations for the three months ended March 31, 2006 and 2005 were 727,766 and 620,500, respectively.

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

The unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 2005, set forth below, present the results of operations as if the merger had occurred on January 1, 2005 and are not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such period.

For the Three Months Ended March 31, 2005

Total revenues (in thousands)	$98,418
Net loss (in thousands)	(26,468)
Basic and diluted loss per share of common stock	$(1.63)
Weighted average shares outstanding	16,231,926

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

For both the three months ended March 31, 2006 and 2005, approximately 97% of the Company’s revenue was derived from data provided by Sprint. Of the Company’s cost of service and roaming, approximately 68% and 69% for the three months ended March 31, 2006, and 2005, respectively, was derived from data provided by Sprint. The Company reviews all charges from Sprint and disputes certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint can charge the Company for certain expenses under the terms of the Sprint agreements. At March 31, 2006 and September 30, 2005, the Company had approximately $0.1 million in disputed charges.

Amounts relating to the Sprint agreements for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Amounts included in the Consolidated Statements of Operations:
Service revenue	$75,406	$39,094
Roaming revenue	$33,627	$14,522
Cost of service and roaming:
Roaming	$23,087	$10,174
Customer service	10,679	5,395
Affiliation fees	6,052	3,086
Long distance	2,962	1,541
Other	1,450	727
Total cost of service and roaming	$44,230	$20,923
Cost of equipment	$9,529	$6,158
Selling and marketing	$5,157	$2,159

	March 31, 2006	September 30, 2005
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$36,150	$30,837
Inventories, net	3,325	3,179
Payable to Sprint	50,783	41,135

(5)  Property and Equipment

Property and equipment consists of the following at March 31, 2006 and September 30, 2005 (in thousands):

	March 31, 2006	September 30, 2005
Network assets	$185,585	$177,200
Computer equipment	3,577	1,603
Furniture, fixtures, and office equipment	6,368	5,105
Vehicles	396	396
Construction in progress	10,039	10,105
Total property and equipment	205,965	194,409
Less accumulated depreciation and amortization	(67,191)	(40,905)
Total property and equipment, net	$138,774	$153,504

On March 21, 2006, the Company amended the payment terms of the letter of agreement with Nortel Networks to replace the Motorola equipment currently deployed in the Company’s Pennsylvania, New York, New Jersey and Maryland markets with Nortel equipment (see Note 10). This amendment accelerated payments for equipment totaling $4.0 million from 2007 to 2006; thereby, reducing  the original timeline to complete this project. Because of this amendment, the estimated remaining useful life of the Motorola equipment was shortened by approximately nine months, resulting in additional depreciation expense of approximately $2.1 million recorded in the three months ended March 31, 2006.

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

The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at March 31, 2006 and September 30, 2005 are as follows (in thousands):

	March 31, 2006
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$1,500	$—	$1,500
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(10,987)	115,534
Customer base	30 months	71,956	(29,169)	42,787
	117 months	$199,977	$(40,156)	$159,821

	September 30, 2005
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$1,500	$—	$1,500
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(6,399)	120,122
Customer base	30 months	71,956	(14,778)	57,178
	117 months	$199,977	$(21,177)	$178,800

The amortization expense for the three months ended March 31, 2006 and 2005 was $9.5 million and $3.1 million, respectively. Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year Ended December 31
2006	$37,958
2007	30,376
2008	9,176
2009	9,176
2010	9,176
Thereafter	71,949
Total	$167,811

(7)  Long-Term Debt

Long-term debt consists of the following at March 31, 2006 and September 30, 2005 (in thousands):

	March 31, 2006	September 30, 2005
Senior notes 11 1/2% $165 million due 2012	$165,000	$165,000
Senior notes 11 3/8% $125 million due 2012	125,000	125,000
Unamortized fair value adjustment for 11 3/8% senior notes	13,132	14,169
Capital lease obligations	395	406
Total long-term debt and capital lease obligations	303,527	304,575
Less: current maturities	(12)	(17)
Long-term debt and capital lease obligations, excluding current maturities	$303,515	$304,558

In connection with the merger of Horizon PCS (see Note 3), the allocation of the purchase price resulted in an increase of the value of the 11 3/8% senior notes of approximately $14.7 million, which is recorded as long-term debt in the Consolidated Balance Sheets. This amount will be amortized over the remaining life of the 11 3/8% senior notes as a reduction to interest expense. For the three months ended March 31, 2006, the reduction to interest expense was approximately $0.5 million. This amortization will not increase the principal amount due to the 11 3/8% senior note holders or reduce the amount of interest owed to the 11 3/8% senior note holders.

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

(8)  Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three months ended March 31, 2006 and 2005 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception.

(9)  Stock-Based Compensation

The Company has two long-term incentive plans currently in place. The iPCS 2004 long-term incentive plan, as amended, (the “iPCS Plan”) was approved by the Company’s board of directors as provided by the Company’s plan of reorganization. Under the iPCS Plan, the Company may grant to employees, directors and consultants of the Company incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards and cash incentive awards. The total number of shares that may be awarded under this plan is 1.25 million shares of common stock. All of the stock options issued to date under the iPCS Plan have a ten-year life with vesting on a quarterly basis over four years for employees and over one year for directors. The Horizon PCS long-term incentive plan (the “Horizon Plan”) was assumed in connection with the merger with Horizon PCS (see Note 3). Under the Horizon Plan, the Company may grant options to employees and directors. All of the stock options issued under the Horizon Plan to date have a ten-year life and vest equally in six-month increments over three years from the date of grant. The total number of shares that may be granted under the Horizon Plan is 762,227 shares of common stock.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” utilizing the modified prospective method. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. Under the modified prospective method SFAS No. 123R requires compensation cost to be recognized for 1) all share-based compensation expense arrangements granted after the adoption date and 2) all remaining unvested share-based compensation arrangements granted prior to the adoption date. Prior periods have not been restated. The Company uses the Black-Scholes model to value its stock option grants; however, there have been  no stock option grants since the Company adopted SFAS No. 123R.

Prior to October 1, 2005, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee and director stock options. The Company did not record any stock-based compensation expense for stock option grants prior to October 1, 2005 because all stock option awards were granted at fair market value; however, there were no stock option grants in the three months ended March 31, 2005. For the three months ended March 31, 2005, the Company recognized $23,000 of stock-based compensation expense related to prior restricted stock grants.

The following table shows stock-based compensation expense by type of share-based award for the three months ended March 31, 2006 and 2005 included in the consolidated statements of operations (in thousands):

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Restricted stock	$25	$23
Amortization of unearned compensation of stock option awards	91	—
Fair value expense of stock option awards	347	—
Total stock-based compensation	$463	$23

The following table shows the total remaining unrecognized compensation cost related to: restricted stock grants, unearned compensation of stock option awards, and fair value expense of stock option awards; as well as the weighted average remaining required service period over which such costs will be recognized:

	Total Remaining Unrecognized Compensation Cost (in millions)	Weighted Average Remaining Required Service Period (in years)
Restricted stock	$0.2	2.4
Unearned compensation of stock option awards	0.5	1.5
Fair value expense of stock option awards	4.4	2.3

Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Cost of service and roaming	$32	$8
Sales and marketing	69	5
General and administrative	362	10
Total stock-based compensation	$463	$23

The following is a summary of options activity under the Company’s long-term incentive plans for the three months ended March 31, 2006:

	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 31, 2005	773,086	$16.73
Exercised	(43,056)	23.00
Forfeited	(2,264)	23.00
Options outstanding as of March 31, 2006	727,766	$16.34

The following is a summary of options outstanding and exercisable at March  31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$10.27	446,875	8.30	$10.27		183,908	8.30	$10.27
$19.00	47,000	8.40	19.00		18,875	8.40	19.00
$23.00-$25.60	166,141	8.55	23.57		52,049	8.46	23.28
$35.00-$40.50	67,750	9.31	36.85		38,016	9.29	35.62
	727,766	8.46	$16.34	$22,310	292,848	8.47	$16.44	$8,951

Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123 “Accounting for Stock-Based Compensation.”  For the three months ended March  31, 2005, if compensation expense for the stock option grants had been determined on fair value at the grant date consistent with the requirements of SFAS No. 123, the Company’s net loss and net loss per common share would have been the pro forma amounts below:

Three Months Ended March 31, 2005
Net loss (in thousands):
As reported	$(14,436)
Plus non-cash stock compensation in accordance with SFAS No. 123	(351)
Pro forma	$(14,787)
Basic and diluted loss per common share:
As reported	$(1.56)
Pro forma	$(1.60)

(10)  Commitments and Contingencies

Commitments

On November 22, 2004, the Company signed a letter of agreement with Nortel Networks to replace the Company’s Lucent network equipment deployed in its Michigan markets with Nortel equipment including one switch, 232 base stations and various additional capacity and network equipment. Under the terms of the agreement, the Company is required to purchase equipment and services totaling approximately $15.2 million and will receive special pricing on future purchases through December 31, 2007. As of March 31, 2006, the Company had purchased the $15.2 million of network equipment required under this agreement. Accordingly, the Company is not required to purchase additional equipment or services under this agreement.

In addition, in January 2005, Horizon PCS signed a letter of agreement for $14.0 million with Nortel Networks to replace the Motorola network equipment deployed in its Fort Wayne, Indiana, Chillicothe, Ohio, and Johnson City, Tennessee markets with Nortel equipment including 390 base stations, various additional capacity growth and network equipment. Under the terms of the agreement, the Company is required to purchase equipment and services totaling $13.0 million and will receive special pricing on future purchases through December 31, 2007. As of December 31, 2005, the Company had purchased the $13.0 million of equipment required under this agreement. Accordingly, the Company is not required to purchase additional equipment or services under this agreement.

On December 31, 2005, the Company signed a letter of agreement with Nortel Networks to replace the Company’s Motorola equipment currently deployed in its Pennsylvania, New York, New Jersey and Maryland markets with Nortel equipment. Under the terms of the agreement, the Company is required to purchase equipment necessary to replace 425 existing base stations and related network infrastructure, plus various additional equipment to support future network footprint and capacity expansion, totaling approximately $16.5 million, with an option to purchase additional network capacity equipment totaling $0.5 million. On March 21, 2006, the Company amended the terms of this agreement accelerating payments for equipment totaling $4.0 million from 2007 to 2006. As of March 31, 2006, the Company had purchased $3.0 million of the required $16.5 million of equipment under this agreement. Accordingly, the Company is required to purchase an additional $13.5 million of equipment under this agreement.

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

On July 28, 2005, iPCS, Inc. and certain of its wholly owned subsidiaries entered into a Forbearance Agreement (the “Agreement”) with Sprint relating to the complaints filed against Sprint. The Agreement sets forth the Company’s agreement that the Company’s subsidiaries would not seek a temporary restraining order or a preliminary injunction against Sprint so long as Sprint operates the Nextel business subject to the limitations set forth in the Agreement. The Agreement contemplates that the parties will proceed as quickly as possible to a full trial on the merits of the complaint seeking a permanent injunction against Sprint. The Agreement expired on January 1, 2006 in the territory managed by iPCS Wireless, Inc., but remains in effect in the legacy Horizon PCS territory until a ruling is issued in the Delaware Court of Chancery.

The trial relating to the complaint filed by iPCS Wireless, Inc. against Sprint in Cook County Circuit Court was originally set to commence on December 5, 2005. However, it was continued to early February 2006 and then to early March 2006. The trial in Cook County Circuit Court began on March 9, 2006 and, as of the date of this filing, is ongoing. The Company anticipates that the testimony in the trial will conclude in late May/early June 2006 and it expects a ruling in the second half of 2006.

On December 28, 2005, the judge in Cook County Circuit Court denied the Company’s and Sprint’s request for summary judgment; however he agreed with the Company that iPCS Wireless’s management agreement with Sprint would be breached if confidential information were disclosed to any person or entity involved in the operation of Nextel’s network. Accordingly, the judge entered a preliminary non-appealable order of summary judgment as to that aspect of the complaint. The judge’s order is subject to reconsideration during the trial.

On January 4, 2006, the judge in the Delaware Court of Chancery issued a memorandum opinion denying the requests for summary judgment of both Sprint and Horizon Personal Communications and Bright Personal Communications Services; however the judge agreed with Sprint that the Company’s claim for declaratory judgment as to the G-Block was not ripe for adjudication. Accordingly, that aspect of the complaint filed by Horizon Personal Communications and Bright Personal Communications Services was dismissed without prejudice. The trial in the Delaware Court of Chancery began on January 9, 2006 and testimony concluded on January 23, 2006. Closing arguments were on April 4, 2006. The Company expects a ruling near the end of the quarter ended June 30, 2006.

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

(11)  Consolidating Financial Information

The 11 1/2 % senior notes and the 11 3/8 % senior notes are fully, unconditionally and joint and severally guaranteed by the Company’s domestic unrestricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, which are wholly owned subsidiaries of iPCS, Inc. The following consolidating financial information as of March 31, 2006 and September 30, 2005 and for the three months ended March 31, 2006 and 2005 is presented for iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC (in thousands):

iPCS, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

as of March 31, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$76,975	$—	$37,464	$471	$—	$114,910
Other current assets	144,664	48,506	29,954	59,366	48,045	(254,053)	76,482
Total current assets	144,664	125,481	29,954	96,830	48,516	(254,053)	191,392
Property and equipment, net	—	68,174	11,682	42,813	16,187	(82)	138,774
Goodwill and intangible assets, net	—	58,024	—	185,029	63,159	—	306,212
Other non-current assets	5,463	1,422	—	3,292	1,091	—	11,268
Investment in subsidiaries	265,488	—	—	—	—	(265,488)	—
Total assets	$415,615	$253,101	$41,636	$327,964	$128,953	$(519,623)	$647,646
Current liabilities	$11,157	$219,748	$62	$74,933	$41,854	$(254,135)	$93,619
Long-term debt	165,000	383	—	105,589	32,543	—	303,515
Other long-term liabilities	—	3,477	—	7,038	539	—	11,054
Total liabilities	176,157	223,608	62	187,560	74,936	(254,135)	408,188
Stockholders’ equity (deficiency)	239,458	29,493	41,574	140,404	54,017	(265,488)	239,458
Total liabilities and stockholders’ equity (deficiency)	$415,615	$253,101	$41,636	$327,964	$128,953	$(519,623)	$647,646

iPCS, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

as of September 30, 2005

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$75,805	$—	$22,112	$190	$—	$98,107
Other current assets	150,398	41,314	24,967	49,848	23,720	(204,121)	86,126
Total current assets	150,398	117,119	24,967	71,960	23,910	(204,121)	184,233
Property and equipment, net	—	72,503	15,256	48,476	17,363	(94)	153,504
Goodwill and intangible assets, net	—	63,868	—	195,056	66,267	—	325,191
Other non-current assets	5,912	1,033	—	3,172	945	—	11,062
Investment in subsidiaries	288,666	—	—	—	—	(288,666)	—
Total assets	$444,976	$254,523	$40,223	$318,664	$108,485	$(492,881)	$673,990
Current liabilities	$9,894	$220,007	$29	$42,372	$21,148	$(204,215)	$89,235
Long-term debt	165,000	389	—	106,381	32,788	—	304,558
Other long-term liabilities	—	2,970	—	6,946	199	—	10,115
Total liabilities	174,894	223,366	29	155,699	54,135	(204,215)	403,908
Stockholders’ equity (deficiency)	270,082	31,157	40,194	162,965	54,350	(288,666)	270,082
Total liabilities and stockholders’ equity (deficiency)	$444,976	$254,523	$40,223	$318,664	$108,485	$(492,881)	$673,990

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$63,735	$1,279	$31,974	$16,776	$(1,279)	$112,485
Cost of revenues	—	(42,741)	—	(22,685)	(10,403)	1,279	(74,550)
Selling and marketing	—	(8,834)	—	(5,260)	(2,666)	—	(16,760)
General and administrative	(554)	(3,729)	(1)	(2,673)	(173)	—	(7,130)
Depreciation and amortization	—	(8,672)	(1,395)	(11,012)	(2,824)	—	(23,903)
Gain (loss) on disposal of property and equipment	—	(205)	17	(55)	—	6	(237)
Total operating expenses	(554)	(64,181)	(1,379)	(41,685)	(16,066)	1,285	(122,580)
Other, net	(4,968)	33	794	(2,037)	(727)	—	(6,905)
Loss in subsidiaries	(11,484)	—	—	—	—	11,484	—
Net income (loss)	$(17,006)	$(413)	$694	$(11,748)	$(17)	$11,490	$(17,000)

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2005

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$55,454	$1,340	$(1,340)	$55,454
Cost of revenues	—	(37,913)	—	1,340	(36,573)
Selling and marketing	—	(8,308)	—	—	(8,308)
General and administrative	(236)	(1,777)	(1)	—	(2,014)
Depreciation and amortization	—	(16,943)	(1,409)	—	(18,352)
Gain (loss) on disposal of property and equipment	—	(37)	—	5	(32)
Total operating expenses	(236)	(64,978)	(1,410)	1,345	(65,279)
Other, net	(4,968)	(274)	631	—	(4,611)
Loss in subsidiaries	(9,237)	—	—	9,237	—
Net income (loss)	$(14,441)	$(9,798)	$561	$9,242	$(14,436)

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Operating activities	$—	$10,355	$150	$326	$443	$—	$11,274
Investing activities	—	(3,360)	(150)	(3,961)	(717)		(8,188)
Financing activities	—	987	—	—	—	—	987
Increase (decrease) in cash and cash equivalents	—	7,982	—	(3,635)	(274)	—	4,073
Cash and cash equivalents at beginning of period	—	68,993	—	41,099	745	—	110,837
Cash and cash equivalents at end of period	$—	$76,975	$—	$37,464	$471	$—	$114,910

iPCS, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2005

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Operating activities	$51	$7,893	$115	$5	$8,064
Investing activities	—	(3,416)	(115)	(5)	(3,536)
Financing activities	(51)	(3)	—	—	(54)
Increase in cash or cash equivalents	—	4,474	—	—	4,474
Cash and cash equivalents at beginning of period	—	59,958	—	—	59,958
Cash and cash equivalents at end of period	$—	$64,432	$—	$—	$64,432

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

•      the impact and outcome of our litigation against Sprint, Nextel and Sprint PCS, as well as the impact and outcome of the other litigation involving Sprint, Sprint PCS and various other PCS Affiliates of Sprint;

•      changes in Sprint’s affiliation strategy as a result of the Sprint/Nextel merger and Sprint’s recent acquisitions and announced acquisitions of other PCS Affiliates of Sprint;

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

Prior to October 1, 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our employee and director stock options. We did not record any stock-based compensation expense for stock option grants prior to October 1, 2005 because all stock option awards were granted at fair market value.

For the three months ended March 31, 2006, we recorded total stock-based compensation expense of approximately $0.5 million compared to approximately $23,000 for the three months ended March 31, 2005. For more information regarding the impact of the adoption of SFAS No. 123R and the comparison of results of operations for the three months ended March 31, 2006 and March 31, 2005, see Note 9, “Stock-based Compensation” in the notes to our consolidated financial statements found elsewhere in this quarterly report on Form 10-Q.

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

•      CPGA, or cost per gross addition, is a measure of the average cost we incur to add a new subscriber in our territory. These costs include handset subsidies on new subscriber activations, commissions, rebates and other selling and marketing costs. We calculate CPGA by dividing (a) the sum of cost of products sold less product sales revenues associated with transactions with new subscribers, and selling and marketing expenses, net of stock-based compensation expense, during the measurement period, by (b) the total number of subscribers activated in our territory during the period.

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

In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” unless the context indicates otherwise, all references to “subscribers” or “customers” and other operating metrics mean subscribers or customers excluding subscribers of resellers known as Mobile Virtual Network Operators, or MVNOs, that use our network and resell wireless service under private brands.

Business Overview

As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in 80 markets including markets in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. The territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our portion of the PCS network of Sprint PCS is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, exclusive co-branded dealers, major national retailers and local third party distributors. Based on the 2000 population counts compiled by the U.S. Census Bureau adjusted by estimated growth rates from third party proprietary demographic databases, as of March 31, 2006, our licensed territory had a total population of approximately 15.0 million residents, of which our wireless network covered approximately 11.4 million residents. At March 31, 2006, we had approximately 508,300 subscribers. We are headquartered in Schaumburg, Illinois.

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

Sprint’s merger with Nextel, which closed in August, 2005, has thrust our relationship with Sprint into a state of uncertainty, the resolution of which may have a materially adverse effect on our business. On December 15, 2004, Sprint announced that it had signed a merger agreement with Nextel pursuant to which Sprint and Nextel would merge and combine their operations. Shortly after announcing the merger, Sprint also announced that it would pursue discussions with the PCS Affiliates of Sprint—including us—directed toward a modification of their affiliation agreements to address the implications of its merger with Nextel. Although the parties engaged in discussions with respect to such a modification, no agreement has been reached.

As discussed in “—Commitments and Contingencies” below, we filed lawsuits against Sprint, Sprint PCS and Nextel in July 2005 and entered into a Forbearance Agreement with Sprint later that same month. In addition to our complaints, a number of other PCS Affiliates of Sprint also filed complaints against Sprint, Sprint PCS and Nextel, including AirGate PCS (a wholly owned subsidiary of Alamosa Holdings, Inc.), UbiquiTel, Inc., U.S. Unwired, Inc., Gulf Coast Wireless, Inc., Enterprise Communications Partnership and Northern PCS Services, LLC. Sprint has acquired, or signed an agreement to acquire, each of these other PCS Affiliates of Sprint, other than Northern PCS.

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

Consolidated Results of Operations

For the Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005

Results of operations for any periods less than one year are not necessarily indicative of results of operations for a full year.  In addition, results for the three months ended March 31, 2006 include results for the markets we acquired in our merger with Horizon PCS, Inc., which closed on July 1, 2005, and accordingly are not comparable to the results of operations for periods prior to July 1, 2005.

Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics that we use for the relevant time periods:

	As of and For the Three Months Ended March 31, 2006	As of and For the Three Months Ended March 31, 2005
Total Subscribers	508,300	259,200
Net Subscriber Additions	13,000	10,000
Churn	2.6%	2.6%
ARPU	$50.10	$51.42
CPGA	$369	$358

Net Subscriber Additions.     Net subscriber additions increased by 3,000, or 30%, in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The acquisition of Horizon PCS contributed net subscriber additions of approximately 8,500 for the quarter; however, in the legacy iPCS markets, net subscriber additions of approximately 4,500 for the three months ended March 31, 2006 fell from approximately 10,000 for the three months ended March 31, 2005.  We believe that, across our territory, we are experiencing both an increase in the number of subscribers deactivating service and a decrease in gross additions due to our recent effort to de-emphasize “family add-a-phone” plans, increased competitive advertising, the relative attractiveness of competitors’ phones and pricing plans and continuing brand confusion related to the Sprint Nextel merger. The decrease experienced in the legacy iPCS markets was offset by the net subscriber additions contributed by our acquisition of Horizon PCS.

Churn.     For the three months ended March 31, 2006 compared to the same period in 2005, churn remained the same at 2.6%.  In the legacy iPCS markets, churn was unchanged at 2.6%; however, in the legacy Horizon PCS markets — which results are not included in our results for the three months ended March 31, 2005 — churn dropped from 2.9% to 2.6%. At both March 31, 2006 and 2005, approximately 88% of our subscribers were under contract.

Average Revenue Per User.     The decrease in ARPU in the three months ended March 31, 2006 compared to the same three months in 2005 is due to lower minutes over plan revenue and lower monthly recurring charges, offset partially with higher data revenue.  The decreases in minutes over plan revenue and monthly recurring charges can be attributed to an expanded “PCS-to-PCS” program (now called “mobile-to-mobile”) which includes most Nextel subscribers, as well as to the popularity of “Fair and Flexible” plans and “family add-a-phone” plans, which, in each case, generate lower overage charges and have lower monthly charges for the family add-a-phones.  For the three months ended March 31, 2006 our average monthly minutes over plan revenue per user was $2.03 compared to $4.06 for the three months ended March 31, 2005.   Average monthly recurring charges dropped from $42.45 for the three months ended March 31, 2005 to $40.48 for the three months ended March 31, 2006.  Offsetting these decreases was our average monthly data revenue which increased to $7.25 for the three months ended March 31, 2006 compared to $5.51 for the three months ended March 31, 2005.  Data revenue continues to increase due to the popularity of our various data products, including text messaging, downloading ringers, taking and receiving pictures, playing games and browsing the Internet.

Cost Per Gross Addition.     CPGA increased by $11, or 3%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.  In the three months ended March 31, 2006 compared to the three months ended March 31, 2005, our retail store and employee related expenses increased by approximately $19 per gross addition due to the operation of significantly more retail stores and exclusive co-branded dealers which have not yet reached mature levels of sales productivity.  At March 31, 2006, we operated 38 retail stores, including 15 stores in the legacy Horizon PCS territory, and managed 65 exclusive co-branded dealers, including 18 dealers in the legacy Horizon PCS territory. At March 31, 2005, we operated 18 retail stores and managed 28 exclusive co-branded dealers.

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

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
ARPU
Service revenue	$75,406	$39,094
Average subscribers	501,705	253,407
ARPU	$50.10	$51.42

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenues.

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
CPGA
Selling and Marketing:	$16,760	$8,308
plus: Equipment costs, net of cost of upgrades	6,905	4,718
less: Equipment revenue, net of upgrade revenue	(2,421)	(1,307)
less: Stock-based compensation expense	(69)	(5)
CPGA costs	$21,175	$11,714
Gross adds	57,385	32,707
CPGA	$369	$358

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

Revenues

The following table sets forth a breakdown of revenues by type:

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

Service revenue	$75,406	$39,094
Roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint	28,717	13,002
Roaming revenue from other wireless carriers	2,088	914
Reseller revenue	2,822	606
Equipment revenue	3,447	1,788
Other revenue	5	50
Total revenues	$112,485	$55,454

•      Service revenue.   Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes over plan, long distance, travel and roaming usage charges, other feature revenues and late payment fee and early cancellation fee revenues. Deductions for billing adjustments and promotional credits are recorded as a reduction to service revenue. For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, service revenue increased by $36.3 million, or 93%, as a result of an increase of $37.3 million due to the increase in subscribers, primarily as a result of the subscribers acquired with the merger with Horizon PCS, offset with a decrease in service revenue of $1.0 million due to the drop in ARPU as described above.

•      Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint. We receive revenue on a per minute basis for voice traffic and per kilobyte basis for data traffic when subscribers of Sprint PCS and other PCS Affiliates of Sprint use our network.  In addition, we receive toll revenue for any long distance calls made by these subscribers while roaming on our network. The reciprocal roaming rate arrangement we have with Sprint PCS for inbound and outbound roaming for the three months ended March 31, 2006 and 2005 was $0.058 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania) and $0.0020 per kilobyte for data traffic. These rates are effective through December 31, 2006 and will be reset effective January 1, 2007; provided, however that the special rate for certain of our Pennsylvania markets will terminate on the earlier to occur of December 31, 2011 or the date that we achieve a subscriber penetration rate of at least 7% of our covered population.

For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint increased by $15.7 million, or 121%.  Of this increase, 16% was driven by increased roaming minutes and kilobyte traffic in the legacy iPCS markets and the remaining 84% was due to our acquisition of the legacy Horizon PCS markets.  We continue to experience increased growth in kilobyte data usage from subscribers of Sprint PCS and other PCS Affiliates of Sprint. Roaming minutes and kilobytes from subscribers of Sprint PCS and other PCS Affiliates of Sprint for the three months ended March 31, 2006 were 362 million and 2.5 billion, respectively, compared to 184 million and 536 million for the three months ended March 31, 2005, respectively.

•      Roaming revenue from other wireless carriers. We receive roaming revenue from wireless carriers other than Sprint and other PCS Affiliates of Sprint when subscribers of such other wireless carriers roam in our territory. We do not have agreements with these other wireless carriers. Instead, we rely on roaming arrangements Sprint PCS has negotiated with them. We are paid on a per minute basis for voice traffic pursuant to these agreements.  For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, roaming revenue from other wireless carriers increased by $1.2 million, or 128%.  The increase in roaming revenue was due to the acquisition of the legacy Horizon PCS markets, which historically had stronger roaming revenues than the legacy iPCS markets.  Roaming revenue in the legacy iPCS markets, excluding the legacy Horizon PCS markets, decreased 26% in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to a 10% reduction in roaming minutes as carriers continue the build-out of their own coverage, thereby reducing the need for roaming, and a $0.02 decrease in the average per minute rate.  For the three months ended March 31, 2006, roaming minutes were 19.0 million compared to 7.1 million for the same period in 2005. For these same periods, the average per minute rates were $0.11 and $0.13, respectively.

•      Reseller revenue. Through Sprint PCS we allow resellers, known as MVNOs, such as Virgin Mobile, to use our network. Pursuant to these arrangements, we are paid on a per minute basis. For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, reseller revenue increased $2.2 million.  The increase in reseller revenue was due to an increase in the number of reseller subscribers in our territory, primarily as a result of our merger with Horizon PCS. For the legacy iPCS markets alone, reseller revenue increased 132% in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.  At March 31, 2006, we had approximately 185,500 reseller subscribers, of which approximately 101,000 reseller subscribers were acquired in the Horizon PCS merger on July 1, 2005. At March 31, 2005, we had approximately 35,900 reseller subscribers.

•      Equipment revenue. Equipment revenue is derived from the sale of handsets and accessories to new customers and from current customers who upgrade their handsets through our retail and local distribution channels, in each case, net of sales incentives, rebates and an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days after the date of purchase. When handsets are returned to us, we are sometimes able to reissue the handsets to customers at little additional cost to us.  However, if we are unable to reissue the handsets, we return them to Sprint PCS for refurbishing. Prior to February 1, 2005, in exchange for each returned handset, we received a credit from Sprint PCS which was less than what we originally paid for the handset. Subsequent to February 1, 2005, we receive an allocation of refurbished handsets that we can purchase from Sprint PCS at a reduced price. For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, equipment revenue increased by $1.7 million, or 93%.  For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, equipment revenue in the legacy iPCS markets increased approximately 17% despite lower gross adds, as mentioned previously.  This increase in revenue was due to higher phone prices, net of discounts and rebates offered during the first quarter of 2006 compared to the same period in 2005.  The remaining increase is due to equipment revenue from the legacy Horizon PCS markets.

•      Other revenue. For the three months ended March 31, 2005, other revenue consisted of tower leasing revenue. During fiscal year 2005, we sold all of our towers in the iPCS markets, which eliminated this revenue stream.  For the three months ended March 31, 2006, other revenue consisted of restocking fees for handsets returned by our exclusive co-branded dealers.

Cost of Service and Roaming.    Cost of service and roaming includes network operations expense, roaming expense relating to when our subscribers roam either on other Sprint PCS networks or other wireless carriers’ networks, back-office customer services provided by Sprint PCS, the provision for doubtful accounts, long distance expense and the 8% affiliation fee due to Sprint PCS for collected revenues. Network operations expenses include salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost of our subscribers using Sprint PCS and other wireless carriers’ networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under “—Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.” Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. For the three months ended March 31, 2006 and the three months ended March 31, 2005, cost of service and roaming was $65.0 million and $30.4 million, respectively. Of this increase, 16% was from the legacy iPCS markets mainly due to a larger number of subscribers served, the increased size of the network and a 28% increase in travel and roaming expenses.   The remaining increase was due to the increased costs associated with the acquired Horizon PCS markets. With the adoption of SFAS No. 123R, stock-based compensation expense included in cost of service and roaming totaled approximately $32,000 for the three months ended March 31, 2006 compared to approximately $8,000 for the three months ended March 31, 2005.

At March 31, 2006, our network consisted of 1,515 leased cell sites, including 804 in the acquired Horizon PCS markets, and five switches, including three switches in the legacy Horizon PCS markets. At March 31, 2005, our network consisted of 679 cell sites and we had two switches in operation.

Cost of Equipment.    Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment for the three months ended March 31, 2006 and the three months ended March 31, 2005 was $9.5 million and $6.2 million, respectively, an increase of $3.3 million which was the result of cost of equipment in the legacy Horizon PCS markets.  Cost of equipment in the legacy iPCS markets remained constant, despite the decrease in gross adds due mainly to higher costs associated with equipment upgrades in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Selling and Marketing.    Selling and marketing expense includes the costs to operate our retail stores, advertising and promotional expenses, commissions, equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint-controlled channels. Selling and marketing expense for the three months ended March 31, 2006 was $16.8 million compared to $8.3 million for the three months ended March 31, 2005, an increase of $8.5 million. Of this increase, 94% was due to selling and marketing expenses from the legacy Horizon PCS markets. With the adoption of SFAS No. 123R, stock-based compensation expense included in selling and marketing totaled approximately $69,000 for the three months ended March 31, 2006 compared to approximately $5,000 for the three months ended March 31, 2005.

General and Administrative.    General and administrative expenses include administrative salaries and benefits, legal fees,

insurance expense and other professional expenses.  For the three months ended March 31, 2006, general and administrative expenses totaled $7.1 million compared to $2.0 million for the three months ended March 31, 2005, an increase of $5.1 million. Approximately $1.5 million of this increase is attributable to general and administrative costs related to the legacy Horizon PCS markets. During the three months ended March 31, 2006, we incurred approximately $3.1 million of costs related to our litigation with Sprint and approximately $0.1 million of integration expenses related to the merger with Horizon PCS. With the adoption of SFAS No. 123R, stock-based compensation expense included in general and administrative totaled approximately $0.4 million for the three months ended March 31, 2006 compared to approximately $10,000 for the three months ended March 31, 2005.

Depreciation and Amortization.    For the three months ended March 31, 2006 and March 31, 2005, depreciation and amortization expense totaled $23.9 million and $18.4 million, respectively. Of these amounts, amortization of intangibles totaled $9.5 million and $3.1 million for these same periods, respectively.

For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, depreciation in the legacy iPCS markets decreased by approximately $8.2 million due to the completion of the Nortel swap in the Michigan markets in June 2005.  The decrease in depreciation in the three months ended March 31, 2006 compared to 2005 is due to 1) lower original costs for the new Nortel equipment compared to the replaced Lucent equipment and 2) acceleration of depreciation expense beginning January 1, 2005 for the reduced estimated useful lives of the Lucent assets.  During the three months ended March 31, 2006, we recorded additional depreciation expense of approximately $2.1 million due to a reduction in the remaining useful lives of Motorola equipment being replaced in the Pennsylvania, Maryland, New York and New Jersey markets of the legacy Horizon PCS territory.   The remaining increase in depreciation and amortization relates to the property, plant, equipment and intangibles recorded as a result of the merger with Horizon PCS.

Interest Income.    For the three months ended March 31, 2006 and the three months ended March 31, 2005, interest income totaled $1.2 million and $0.4 million, respectively. The increase was due to a 19% higher average cash balance from the legacy iPCS markets for the three months ended March 31, 2006 compared to the same three months ended March 31, 2005 coupled with interest earned on the cash balance acquired in the merger with Horizon PCS on July 1, 2005.

Interest Expense.    For the three months ended March 31, 2006, interest expense was $8.1 million compared to $5.0 million for the three months ended March 31, 2005.  Interest expense consists of interest on our 11 1/2% senior notes and 11 3/8% senior notes.  The increase was attributable to the interest expense associated with the 11 3/8% senior notes assumed with the merger of Horizon PCS on July 1, 2005.

Net Loss.    Our net loss was $17.0 million for the three months ended March 31, 2006 compared to a net loss of $14.4 million for the three months ended March 31, 2005.

Liquidity and Capital Resources

Significant Sources of Cash

We generated $11.3 million in operating cash flows for the three months ended March 31, 2006, compared to $8.1 million for the three months ended March 31, 2005. The increase in operating cash flows was due to lower net operating losses after adjustments for non-cash items of approximately $4.2 million offset with a decrease in net working capital owed to Sprint of approximately $0.7 million.

During the three months ended March 31, 2006, we received approximately $0.1 million from the sale of used equipment which was replaced with equipment we purchased from Nortel Networks as described below in “—Contractual Obligations”  and approximately $0.1 million from the sale of other equipment disposed of during the quarter.  During the three months ended March 31, 2005, we received approximately $0.6 million for remaining amounts owed for towers sold in the previous quarter.

For the three months ended March 31, 2006, we received a total of $1.0 million in proceeds from the exercise of options representing approximately 43,100 shares.

Significant Uses of Cash

Cash flows used for investing activities for the three months ended March 31, 2006 included $8.4 million for capital expenditures.  Included in this total was $5.1 million for the Nortel swap in our Horizon PCS markets, $1.5 million for new cell site construction and other related network capital expenditures, $0.8 million for new store and store improvements and $1.0 million for IT and other corporate-related capital expenditures.

Cash flows used for investing activities for the three months ended March 31, 2005 included $4.2 million for capital expenditures, of which $3.6 million related to the Nortel swap project in the legacy iPCS markets as described below in “—Contractual Obligations,”.  The remaining capital expenditures related mostly to new cell site construction and other network related capital expenditures.

Principal payments on our long-term debt, other than capital leases, are not due until 2012.  During the three months ended March 31, 2006, we made one semi-annual interest payment on our 11 3/8% senior notes of approximately $7.1 million.  The interest rates on our senior notes are fixed and therefore the amount of our interest payments would not be impacted by a change in the overall interest rate environment.

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

•   Continuing focus on subscriber additions.     During the last year we increased our distribution and marketing efforts, including the opening of new retail stores and exclusive co-branded dealers, to accelerate our subscriber additions. To the extent that we continue to seek to accelerate our subscriber additions, we will incur significant upfront subscriber acquisition expenses (including the customer handset subsidy, commissions and promotional expenses) that initially will result in increased losses and reduced levels of cash flows from operating activities. At the same time, competition in the wireless industry remains intense as more competitors enter the market via MVNO relationships and as unlimited minute and pre-paid plans, neither of which we currently offer, increase in popularity.  Accordingly, we may incur higher per subscriber acquisition expenses and/or offer more aggressive rate plans in order to maintain or achieve our planned growth.  Alternatively, we may not be able to maintain or achieve our planned growth in subscribers or obtain sufficient revenue to achieve and sustain profitability. If we are not able to achieve our planned subscriber growth, it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve positive free cash flow, which in turn will have a negative effect on capital resources.

•   Increasing churn.    We may experience a higher churn rate in the future. In addition, to the extent our subscriber growth includes a higher percentage of sub-prime credit subscribers, our churn and bad debt expense may increase. If churn increases over the long-term, we would lose the cash flows attributable to these subscribers and have greater than projected losses.

•   Declining voice revenue per subscriber.    In the three months ended March 31, 2006, our minutes over plan voice revenue decreased 8% over the prior quarter. The wireless industry is very competitive and continued pressure in pricing is expected in the future as a result of, among other things, increased focus on family plans and overage protection plans. Although we expect that family plans and overage protection plans will improve churn, these plans tend to lower voice revenue on a per subscriber basis. Although the data portion of ARPU is expected to continue to increase, declining voice ARPU resulting in lower overall ARPU will make it more difficult to obtain sufficient revenue to achieve or sustain profitability.

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

•   Higher operating costs.    In the three months ended March 31, 2006, our operating costs increased significantly due to our larger number of subscribers served, the increased size of our network, increases in roaming expense and an increase in collected revenue, upon which our 8% affiliation fee is calculated. If our subscriber base continues to increase, our operating costs will continue to increase.  In addition, we may incur significant wireless handset subsidy costs for existing subscribers who upgrade to a new handset. As our subscriber base matures and technological innovations occur, more existing subscribers may begin to upgrade to new wireless handsets for which we subsidize the cost to the subscriber. We also expect to continue to incur costs related to our litigation with Sprint. At the same time, a large portion of our ongoing network and general and administrative expenses are fixed. We believe that we need to add more subscribers to recognize increased economies of scale in our business. If we are unable to add more subscribers to our network or continue to improve the efficiencies in our operating costs, results will be negatively affected.

•   Roaming revenue.    A substantial portion of our revenue is derived from roaming revenue from Sprint PCS and other PCS Affiliates of Sprint. The increase in roaming revenue during the three months ended March 31, 2006 was due to an increase in roaming minutes and increased kilobyte traffic. The roaming rate paid to us by Sprint PCS and other PCS Affiliates of Sprint for voice was set at $0.058 per minute of use for the majority of our markets, and for data was set at $0.002 per kilobyte in all of our markets. These rates are fixed through December 31, 2006. Thereafter, the rate will change, based on an agreed-upon formula that may have an adverse effect on us. In addition, if we receive fewer roaming minutes or kilobyte traffic on our network, our results of operations will be negatively affected.

•   Increasing capital expenditures.    As we continue to add capacity and coverage to our wireless network, we will incur significant capital expenditures. We currently anticipate that capital expenditures for 2006 will be between $42.0 million and $48.0 million.  We have replaced our equipment in a number of our markets with Nortel equipment pursuant to two agreements with Nortel and we have recently started the replacement activity in our remaining markets. Changes and upgrades in technology, like EV-DO, may require additional expenditures. Sprint PCS has begun to deploy EV-DO technology in portions of its service area and has stated its intent to cover 190 million people by the end of 2006. To date, we have deployed EV-DO technology in a small portion of our service area. We may elect to deploy EV-DO technology in additional portions of our service area which may significantly increase our capital expenditures and operating expenses. We have not yet determined when, and to what extent, we may further deploy EV-DO throughout our territory. Unforeseen changes in technology and changes in our plans to upgrade or expand our network may require us to spend more money than we expected and have a negative effect on our cash flow.

•   Ongoing Sprint Relationship and Litigation.    We rely on Sprint for a number of important functions, including but not limited to, customer service, billing, long-distance transport services, national network operations, support, inventory logistics support, national advertising, product development, and financial information. Failure of Sprint to provide these and other services on a timely and cost efficient manner would negatively impact our results of operations. Sprint PCS may also make decisions that could reduce our revenues, increase our expenses and/or our capital expenditure requirements and make our affiliate relationships with Sprint less advantageous than expected. In addition, we filed complaints against Sprint alleging that, among other things, Sprint will breach the exclusivity provisions of our management agreements. An adverse outcome to our proceedings will have a negative effect on our results of operations and our stock price.

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

Commitments and Contingencies

The costs for the services provided by Sprint PCS under our service agreements with Sprint PCS relative to billing, customer care and other back-office functions for the three months ended March 31, 2006 and 2005 were approximately $10.7 million and $5.4 million, respectively.  Because we incur the majority of these costs on a per subscriber basis, which is fixed until the end of December 2006, we expect the aggregate cost for such services to increase as the number of our subscribers increases.  Beginning in 2007, the monthly rates for these services will be reset to mutually acceptable amounts based on the amount necessary to recover Sprint PCS’s reasonable costs for providing such services.  Sprint has proposed to us monthly rates that would begin on January 1, 2007 that are higher than the rates we currently pay.  We have begun discussions with Sprint regarding the terms and conditions under which we would continue to purchase these services from Sprint after December 31, 2006, if at all. If we cannot agree with Sprint PCS on new rates beyond 2006, we have the option to continue to purchase the Sprint services at Sprint’s proposed rates until an arbitrator resolves the dispute regarding the new rates, or to self-provision or to procure those services elsewhere.

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

Variable interest rates may increase substantially. At March 31, 2006 we have only fixed rate indebtedness under our existing capital leases and the senior notes. To the extent that we incur any floating rate financing in the future, we would be exposed to interest rate risk on such indebtedness.

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

When it became evident to us that Sprint intended to close its merger with Nextel prior to reaching agreement with us on necessary modifications to our affiliation agreements, we filed two complaints against Sprint. On July 15, 2005, we caused our wholly owned subsidiary, iPCS Wireless, to file a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois, and on July 22, 2005, we caused our wholly owned subsidiaries, Horizon Personal Communications and Bright Personal Communications Services, to file a complaint against Sprint, Sprint PCS and Nextel in the Court of Chancery of the State of Delaware, New Castle County. The complaints are substantially similar and allege, among other things, that following the consummation of the merger between Sprint and Nextel, Sprint will breach its exclusivity obligations to us under our management agreements. Our complaints seek, among other things, a temporary restraining order, a preliminary injunction and a permanent injunction enjoining Sprint and those acting in concert with it from engaging in certain conduct following the closing of their merger that would violate our affiliation agreements with Sprint PCS. In addition to our complaints, a number of other PCS Affiliates of Sprint also filed complaints against Sprint, Sprint PCS and Nextel, including AirGate PCS (a wholly owned subsidiary of Alamosa Holdings, Inc.), UbiquiTel, Inc., U.S. Unwired, Inc., Gulf Coast Wireless, Inc., Enterprise Communications Partnership and Northern PCS Services, LLC.

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

On December 28, 2005, the judge in Cook County Circuit Court denied our and Sprint’s requests for summary judgment; provided, however, that he agreed with us that iPCS Wireless’s management agreement with Sprint would be breached if confidential information were disclosed to any person or entity involved in the operation of Nextel’s network.  Accordingly, he entered a preliminary non-appealable order of summary judgment as to that aspect of our complaint.   The judge’s order is subject to reconsideration during the trial. The trial relating to the complaint filed by our wholly owned subsidiary, iPCS Wireless, in Cook County Circuit Court was originally set to commence on December 5, 2005. However, it was continued to early February 2006 and then to early March 2006. The trial in Cook County Circuit Court began on March 9, 2006 and, as of the date of this filing, is ongoing.  We anticipate that the testimony in the trial will conclude in late May / early June 2006 and we expect a ruling in the second half of 2006.

The trial relating to the complaint filed by our wholly owned subsidiaries, Horizon Personal Communications and Bright Personal Communications Services, against Sprint and Nextel in the Delaware Court of Chancery was consolidated with the trial relating to the complaint filed by UbiquiTel against Sprint and Nextel in that same court. On January 14, 2006, the judge in the Delaware Court of Chancery issued a memorandum opinion denying our and Sprint’s request for summary judgment; however, he agreed with Sprint that our claim for declaratory judgment as to the G-Block was not ripe for adjudication.  Accordingly, that aspect of our complaint was dismissed without prejudice.  The consolidated trial began on January 9, 2006, and the testimony concluded on January 23, 2006. Closing arguments were on April 4, 2006.  We expect the judge to issue a ruling near the end of our quarter ended June 30, 2006.

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

In April 2006, Sprint agreed to acquire UbiquiTel, Inc. — another PCS Affiliate of Sprint and our co-plaintiff in the Delaware Court of Chancery — and Sprint and UbiquiTel entered into a settlement agreement and requested that the judge stay the litigation initiated by UbiquiTel in the Delaware Chancery Court.  It is our understanding that the settlement agreement would resolve the dispute between UbiquiTel and Sprint after consummation of the merger.  Sprint and UbiquiTel’s request for a stay does not apply to the proceedings in the action brought by our wholly owned subsidiaries, Horizon Personal Communications and Bright Personal Communications Services, in the Delaware Court of Chancery.  As such, we took no position regarding the request to stay the UbiquiTel action.

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

11 3/8% Senior Notes:   Interest on our 11 3/8 % senior notes is payable semi-annually in arrears on July 15 and January 15, commencing on January 15, 2005 to the holders of record on the immediately preceding July 1 and January 1. At any time prior to July 15, 2007, we may redeem up to 35% of the aggregate principal amount of the 11 3/8% senior notes at a redemption price of 111.375% of the principal amount thereof, plus accrued and unpaid interest, and liquidated damages (as defined in the indenture), if applicable, to the redemption date with the net cash proceeds of a sale of our equity interests or a contribution to our common equity capital; provided that:

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

Nortel Networks Equipment Agreements

On November 22, 2004, we signed a letter of agreement with Nortel Networks to replace the Lucent network equipment then deployed in our Michigan markets with Nortel equipment including one switch, 232 base stations, various additional capacity growth and network equipment. Under the terms of the agreement, we are required to purchase equipment and services totaling $15.2 million and will receive special pricing on future purchases through December 31, 2007. As of March 31, 2005, we had purchased the $15.2 million of network equipment required under this agreement.  Accordingly, we are not required to purchase additional equipment or services under this agreement.

In addition, in January 2005, Horizon PCS signed a $14.0 million letter of agreement with Nortel Networks to replace the Motorola network equipment currently deployed in its Fort Wayne, Indiana, Chillicothe, Ohio, and Johnson City, Tennessee markets with Nortel equipment including 390 base stations, various additional capacity growth and network equipment. Under the terms of the agreement, we are required to purchase equipment and services totaling $13.0 million and will receive special pricing on future purchases through December 31, 2007. As of December  31, 2005, we had purchased the $13.0 million of equipment required under this agreement.  Accordingly, we are not required to purchase additional equipment or services under this agreement.

On December 31, 2005, we signed a letter of agreement with Nortel Networks to replace the Motorola equipment currently deployed in our Pennsylvania, New York, New Jersey and Maryland markets with Nortel equipment.  Under the terms of the agreement, we are required to purchase equipment necessary to replace 425 existing base stations and related network infrastructure, plus various additional equipment to support future network footprint and capacity expansion, totaling approximately $16.5 million, with an option to purchase additional network enhancement equipment totaling $0.5 million.  On March 21, 2006, we amended the terms of this agreement accelerating payments for equipment totaling $4.0 million from 2007 to 2006.  As of March 31, 2006, we had purchased $3.0 million of the required $16.5 of equipment under this agreement.  Accordingly, we are required to purchase an additional $13.5 million of equipment under this agreement.

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

We have identified the most critical accounting policies upon which our financial status depends.  The critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. We also have other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are complex or subjective.  Our critical accounting policies include the following:

•      Revenue recognition

•      Allowance for doubtful accounts

•      Long-lived asset recovery

•      Intangible assets

•      Income taxes

In light of the adoption of SFAS No. 123R — discussed in Item 2 of Part I of this quarterly report on Form 10-Q — we have also included our stock-based compensation policy as a critical accounting policy.  SFAS No. 123R requires significant judgment and the use of estimates in the assumptions for the model used to value the share-based payment awards, including stock price volatility, and expected option terms.  In addition, expected forfeiture rates for the share-based awards must be estimated.  Because of our small number of option grants, the relatively short period of time that we have operated as a public company, and the limited trading of our stock, we are limited in our historical experience to use as a basis for these assumptions.  While we believe that the assumptions and judgments used in our estimates are reasonable, actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures. Each of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)   Changes in Internal Controls over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II .. OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K and as set forth below are not the only ones facing us. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

Set forth below are updates to the following three risk factors that were included in our Annual Report on Form 10-K:

•      “The loss of the officers and skilled employees upon whom we depend to operate our business could adversely affect our operating results.”

•      “Problems with Sprint PCS’s internal support systems could lead to customer dissatisfaction or increase our costs.”

•      “The merger between Sprint and Nextel and the outcome of our litigation relating thereto may have an adverse effect on us in ways that would be beyond our control.”

The loss of the officers and skilled employees upon whom we depend to operate our business could adversely affect our operating results.

Our business is managed by a small number of executive officers on whom we depend to operate our business. We believe that our future success will depend in part on our continued ability to retain these executive officers and to attract and retain other highly qualified technical and management personnel. Notwithstanding our employment agreements with certain of our executives, we may not be successful in retaining key personnel or in attracting and retaining other highly qualified technical and management personnel. Moreover, our past inability to meet our obligations that resulted in our bankruptcy filing, or the perception that we may not be able to meet our obligations following the reorganization, could adversely affect our ability to retain or attract high-quality personnel.  As a result of the merger between Sprint and Nextel and Sprint’s acquisition of (or agreement to acquire) six other PCS Affiliates of Sprint since August 2005, it is more difficult for us to retain our existing employees and more difficult and expensive to fill vacancies.  The loss of the officers and skilled employees upon whom we depend to operate our business could adversely affect operating results.

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

Additionally, Sprint has acquired (or agreed to acquire) six PCS Affiliates of Sprint. Giving effect to these acquisitions, there will be four remaining PCS Affiliates of Sprint. As a result of these acquisitions, Sprint may not devote as much of its personnel and resources to the remaining PCS Affiliates of Sprint, which may have a material adverse effect on our operations.

As a result of the merger between Sprint and Nextel, we expect that the combined company will integrate the internal support systems of Sprint and Nextel, which could include the migration of certain customers onto different systems, for example, billing.  Customer migrations or systems conversions, or any delay or problems associated with these changes, may result in difficulty in gaining access to subscriber and financial information, increased customer dissatisfaction leading to increased churn, and increased costs in providing such internal support systems; each of which could have a material adverse effect on our operations.

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

As discussed in “—Commitments and Contingencies” above, we have filed two complaints against Sprint relating to the merger between Sprint and Nextel and we have entered into a Forbearance Agreement with Sprint.

We do not know if, when or how Sprint will change its operations in the legacy iPCS territory as a result of the January 1, 2006 expiration of the Forbearance Agreement as it relates to that territory.  We also do not know if or how Sprint will change its operations in the legacy Horizon PCS territory when the Forbearance Agreement expires as it relates to that territory after the judge rules in our case pending in the Delaware Court of Chancery. After expiration, Sprint may operate the legacy Nextel business in a manner that would have a material adverse effect on us. For example, Sprint may:

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

Notwithstanding the Forbearance Agreement, Sprint’s ownership and operation of the legacy Nextel business in our territory has, among other things, caused customer confusion in our territory that is having an adverse effect on our business and operations.

We cannot predict the outcome of our litigation against Sprint. If we do not prevail, Sprint may be permitted to operate the legacy Nextel business in our territory in a manner that has an adverse effect on our business and operations, including by engaging in conduct expressly prohibited by the Forbearance Agreement, examples of which are set forth above. If we do not prevail, our stock price may be adversely affected.

We do not know whether it is possible to reach agreement on mutually satisfactory terms for revised affiliation agreements. Any such revised affiliation agreements may require us to modify our exclusivity, make significant payments to lease or acquire assets relating to the legacy Nextel network in our territory, purchase legacy Nextel subscribers in our territory and/or commit to a further build-out and expansion of our network beyond what is required under our existing affiliation agreements with Sprint PCS. There is no assurance that we will have adequate funds on hand or the ability to borrow such funds in order to acquire the network assets or subscribers or to otherwise modify our network. In addition, any borrowing would increase our existing substantial leverage.

We believe that our stock price has been, and continues to be, affected by market speculation involving potential changes in our relationship with Sprint as a result of the Sprint/Nextel merger and the outcome of our litigation against Sprint. We believe that the market speculation has been further fueled by changes in the relationships between Sprint and other PCS Affiliates of Sprint, including Sprint’s acquisition of (or agreement to acquire) six other PCS Affiliates of Sprint since August 2005.  Accordingly, the price of our common stock has been, and may continue to be, volatile.

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

3.1	Second Restated Certificate of Incorporation of iPCS, Inc. (Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed by iPCS, Inc. on July 1, 2005 (SEC File No. 333-32064))

3.2	Amended and Restated Bylaws of iPCS, Inc. (Incorporated by reference to Exhibit 3.2 to the transition report on Form 10-Q filed by iPCS, Inc. on February 14, 2006 (SEC File No. 333-32064))

3.3	Certificate of Incorporation of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.4 to the registration statement on Form S-4 filed by iPCS, Inc. on January 8, 2001 (SEC File No. 333-47688))

3.4	Bylaws of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.5 to the registration statement on Form S-4 filed by iPCS, Inc. on January 8, 2001 (SEC File No. 333-47688))

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

4.2

Indenture dated as of April 30, 2004, by and among, iPCS Escrow Company, iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

4.3

Indenture, dated as of July 19, 2004, by and among Horizon PCS Escrow Company, Horizon PCS, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 19, 2005 (SEC File No. 333-123383))

4.4

First Supplemental Indenture, dated as of June 30, 2005, by and between U.S. Bank National Association, as Trustee, and iPCS, Inc. (Incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on July 1, 2005 (SEC File No. 333-117942))

4.5

Second Supplemental Indenture, dated as of July 15, 2005, by and among iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc., Bright PCS Holdings, Inc. and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.5 to the transition report on Form 10-Q filed by iPCS, Inc. on February 14, 2006 (SEC File No. 333-32064))

4.6

First Supplemental Indenture, dated as of July 15, 2005, by and among iPCS, Inc., Bright Personal Communications Services, LLC, Horizon Personal Communications, Inc., Bright PCS Holdings, Inc. and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.6 to the transition report on Form 10-Q filed by iPCS, Inc. on February 14, 2006 (SEC File No. 333-32064))

10.1

Letter Agreement, dated as of February 6, 2006, by and between iPCS Wireless, Inc. and Timothy M. Yager amending Mr. Yager’s employment agreement (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by iPCS, Inc. on February 7, 2006 (SEC File No. 333-32064))

10.2

Letter Agreement, dated as of February 6, 2006, by and between iPCS Wireless, Inc. and Stebbins B. Chandor, Jr. amending Mr. Chandor’s employment agreement (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by iPCS, Inc. on February 7, 2006 (SEC File No. 333-32064))

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
Date: May 12, 2006

	By:	/s/ STEBBINS B. CHANDOR, JR.
Stebbins B. Chandor, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 12, 2006