Form 10-Q
period 2006-06-30
iPCS, INC
filed 2006-07-28
CIK 1108727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☒ No ☐

As of July 28, 2006, there were 16,704,614 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share and per share amounts)

	June 30, 2006	September 30, 2005 (a)

Assets
Current Assets:
Cash and cash equivalents	$109,815	$98,107
Investments	—	16,700
Accounts receivable, net of allowance for doubtful accounts of $4,287 and $3,653, respectively	27,301	25,601
Receivable from Sprint (Note 4)	46,297	30,837
Inventories, net of reserves for excess/obsolescence of $353 and $338, respectively (Note 4)	5,016	3,179
Prepaid expenses	5,958	5,717
Other current assets	2,951	4,092
Total current assets	197,338	184,233
Property and equipment, net (Note 5)	140,811	153,504
Financing costs	8,435	9,590
Customer activation costs	2,357	1,003
Intangible assets, net (Note 6)	150,332	178,800
Goodwill (Note 6)	146,391	146,391
Other assets	370	469
Total assets	$646,034	$673,990

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,882	$4,322
Accrued expenses	28,325	33,275
Payable to Sprint (Note 4)	57,503	41,135
Deferred revenue	10,869	10,486
Current maturities of long-term debt and capital lease obligations (Note 7)	13	17
Total current liabilities	101,592	89,235
Customer activation fee revenue	2,357	1,003
Other long-term liabilities	9,011	9,112
Long-term debt and capital lease obligations, excluding current maturities (Note 7)	302,993	304,558
Total liabilities	415,953	403,908
Commitments and contingencies (Note 10)	—	—

Stockholders’ Equity:

Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 16,704,614 and 16,635,482 shares issued and outstanding, respectively	167	166
Additional paid-in-capital	331,389	328,202
Unearned compensation	—	(1,372)
Accumulated deficiency	(101,475)	(56,914)
Total stockholders’ equity	230,081	270,082
Total liabilities and stockholders’ equity	$646,034	$673,990

(a)             Derived from the Company’s audited financial statements as of September 30, 2005.

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues:
Service revenue	$77,314	$41,307	$152,720	$80,401
Roaming revenue	39,533	16,520	73,160	31,042
Equipment and other	3,526	1,686	6,978	3,524
Total revenues	120,373	59,513	232,858	114,967
Operating Expenses:
Cost of service and roaming (exclusive of depreciation, as shown separately below)	(68,630)	(31,750)	(133,651)	(62,165)
Cost of equipment	(9,868)	(6,064)	(19,397)	(12,222)
Selling and marketing	(17,344)	(8,995)	(34,104)	(17,303)
General and administrative	(5,737)	(2,630)	(12,868)	(4,644)
Depreciation (Note 5)	(12,913)	(15,390)	(27,327)	(30,692)
Amortization of intangible assets (Note 6)	(9,490)	(2,605)	(18,979)	(5,655)
Loss on disposal of property and equipment	(176)	(41)	(413)	(73)
Total operating expenses	(124,158)	(67,475)	(246,739)	(132,754)
Operating loss	(3,785)	(7,962)	(13,881)	(17,787)
Interest income	1,286	412	2,468	777
Interest expense	(7,896)	(4,981)	(16,017)	(9,961)
Other income	21	6	54	10
Loss before benefit from income taxes	(10,374)	(12,525)	(27,376)	(26,961)
Benefit from income taxes	—	—	—	—
Net loss	$(10,374)	$(12,525)	$(27,376)	$(26,961)

Basic and diluted loss per share of common stock	$(0.62)	$(1.35)	$(1.64)	$(2.91)
Weighted average common shares outstanding	16,701,677	9,261,549	16,694,394	9,265,337

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Cash Flows from Operating Activities:
Net loss	$(27,376)	$(26,961)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of property and equipment	413	73
Depreciation and amortization	46,306	36,347
Non-cash interest expense net of amortization of debt fair value adjustment	(325)	449
Stock-based compensation expense	1,317	402
Provision for doubtful accounts	3,836	346
Changes in assets and liabilities:
Accounts receivable	(20)	(4,375)
Receivable from Sprint	(2,104)	(787)
Inventories, net	(1,433)	86
Prepaid expenses, other current and long term assets	(448)	(1,071)
Accounts payable, accrued expenses and other long term liabilities	(1,337)	751
Payable to Sprint	(2,702)	(410)
Deferred revenue	1,234	569
Net cash flows from operating activities	17,361	5,419
Cash Flows from Investing Activities:
Purchases of property and equipment	(20,547)	(7,290)
Proceeds from disposition of property and equipment	1,037	3,706
Net cash flows from investing activities	(19,510)	(3,584)
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	1,132	499
Stock purchased and retirements	—	(1,626)
Payments on capital lease obligations	(5)	(4)
Debt financing costs	—	(52)
Net cash flows from financing activities	1,127	(1,183)
Net increase (decrease) in cash and cash equivalents	(1,022)	652
Cash and cash equivalents at beginning of period	110,837	59,958
Cash and cash equivalents at end of period	$109,815	$60,610

Supplemental disclosure of cash flow information- cash paid for interest	$16,597	$9,488
Supplemental disclosure for non-cash investing activities:
Capitalized interest	$317	$—
Accounts payable and accrued expenses incurred for the acquisition of property, equipment and construction in progress	3,484	2,388

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

The unaudited consolidated balance sheet as of June 30, 2006, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2006 and 2005, the unaudited consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months and six months ended June 30, 2006, are not indicative of the results that may be expected for the full year 2006.

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

Certain reclassifications have been made to the Consolidated Statement of Operations for the three months and six months ended June 30, 2005 to conform to the current year presentation.

(2)  Summary of Significant Accounting Policies

Loss Per Share:

Basic and diluted loss per share for the Company are calculated by dividing the net loss by the weighted average number of shares of common stock of the Company. The calculation was made in accordance with SFAS No. 128, “Earnings Per Share.” The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed exercise of stock options is antidilutive. Potential common shares excluded from the loss per share computations as of June 30, 2006 and 2005 were 720,447 and 578,250, respectively.

New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The Company does not anticipate that the implementation of FIN 48 will have a material impact on its financial position, results of operations and cash flows.

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

The unaudited pro forma condensed consolidated statement of operations for the three months and six ended June 30, 2005, set forth below, present the results of operations as if the merger had occurred at the beginning of the respective period and are not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such period.

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005

Total revenues (in thousands)	$105,520	$203,938
Net loss (in thousands)	(30,082)	(56,550)
Basic and diluted loss per share of common stock	$(1.85)	$(3.48)
Weighted average shares outstanding	16,224,309	16,228,097

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

For each of the three months and six months ended June 30, 2006 and 2005, approximately 97% of the Company’s revenue was derived from data provided by Sprint. For the three months ended June 30, 2006 and 2005, approximately 69% and 66%, respectively, of the Company’s cost of service and roaming was derived from data provided by Sprint. For the six months ended June 30, 2006 and 2005, approximately 68% and 70%, respectively, of the Company’s cost of service and roaming was derived from data provided by Sprint. The Company reviews all charges from Sprint and disputes certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint can charge the Company for certain expenses under the terms of the Sprint agreements. At June 30, 2006 and September 30, 2005, the Company had approximately $0.1 million in disputed charges.

Amounts relating to the Sprint agreements for the three months and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30. 2005
Amounts included in the Consolidated Statements of Operations:
Service revenue	$77,314	$41,307	$152,720	$80,401
Roaming revenue	$39,533	$16,520	$73,160	$31,042
Cost of service and roaming:
Roaming	$25,434	$11,084	$48,520	$21,257
Customer service	10,940	5,840	21,619	11,236
Affiliation fees	6,077	3,292	12,129	6,378
Long distance	3,104	1,717	6,066	3,258
Other	1,515	965	2,965	1,692
Total cost of service and roaming	$47,070	$22,898	$91,299	$43,821
Cost of equipment	$9,868	$6,064	$19,397	$12,222
Selling and marketing	$4,314	$1,801	$9,471	$3,960

	June 30, 2006	September 30, 2005
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$46,297	$30,837
Inventories, net	5,016	3,179
Payable to Sprint	57,503	41,135

(5)  Property and Equipment

Property and equipment consists of the following at June 30, 2006 and September 30, 2005 (in thousands):

	June 30, 2006	September 30, 2005
Network assets	$186,839	$177,200
Computer equipment	3,847	1,603
Furniture, fixtures, and office equipment	6,580	5,105
Vehicles	316	396
Construction in progress	23,229	10,105
Total property and equipment	220,811	194,409
Less accumulated depreciation and amortization	(80,000)	(40,905)
Total property and equipment, net	$140,811	$153,504

On March 21, 2006, the Company amended the payment terms of the letter of agreement with Nortel Networks to replace the Motorola equipment currently deployed in the Company’s Pennsylvania, New York, New Jersey and Maryland markets with Nortel equipment (see Note 10). This amendment accelerated payments for equipment totaling $4.0 million from 2007 to 2006; thereby, reducing the original timeline to complete this project. Because of this amendment, the estimated remaining useful life of the Motorola equipment was shortened by approximately nine months, resulting in additional depreciation expense of approximately $0.7 million and $2.8 million recorded in the three months and six months ended June 30, 2006, respectively.

As a result of the Company’s decision to replace the Lucent equipment in its Michigan markets with Nortel equipment, the estimated remaining useful life of the Lucent  equipment was shortened by approximately 3 years.   In addition, on April 5, 2005, the Company signed an agreement with Teltech Communications, L.L.C (“Teltech”) to sell the Company’s Lucent equipment for approximately $4.3 million, which adjusted the salvage value of the equipment.  The effect of both of these changes resulted in additional depreciation expense of approximately $6.8 million and $13.6 million in the three months and six months ended June 30, 2005, respectively.

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

The intangible assets relating to the customer base are being amortized over the estimated average life of a customer of 30 months. The intangible assets for the right to provide service under the Sprint affiliation agreements are being amortized over the remaining term of the respective agreements. The FCC license was determined to have an indefinite life as it is expected to be renewed with minimal effort and cost.

The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at June 30, 2006 and September 30, 2005 are as follows (in thousands):

	June 30, 2006
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$1,500	$—	$1,500
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(13,280)	113,241
Customer base	30 months	71,956	(36,365)	35,591
	117 months	$199,977	$(49,645)	$150,332

	September 30, 2005
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$1,500	$—	$1,500
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(6,399)	120,122
Customer base	30 months	71,956	(14,778)	57,178
	117 months	$199,977	$(21,177)	$178,800

The amortization expense for the three months ended June 30, 2006 and 2005 was $9.5 million and $2.6 million, respectively. The amortization expense for the six months ended June 30, 2006 and 2005 was $19.0 million and $5.7 million, respectively. Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year Ended December 31
2006	$37,958
2007	30,376
2008	9,176
2009	9,176
2010	9,176
Thereafter	71,949
Total	$167,811

(7) Long-Term Debt

Long-term debt consists of the following at June 30, 2006 and September 30, 2005 (in thousands):

	June 30, 2006	September 30, 2005
Senior notes 11-1/2% $165 million due 2012	$165,000	$165,000
Senior notes 11-3/8% $125 million due 2012	125,000	125,000
Unamortized fair value adjustment for 11-3/8% senior notes	12,614	14,169
Capital lease obligations	392	406
Total long-term debt and capital lease obligations	303,006	304,575
Less: current maturities	(13)	(17)
Long-term debt and capital lease obligations, excluding current maturities	$302,993	$304,558

In connection with the merger of Horizon PCS (see Note 3), the allocation of the purchase price resulted in an increase of the value of the 11-3/8% senior notes of approximately $14.7 million, which is recorded as long-term debt in the Consolidated Balance Sheets. This amount will be amortized over the remaining life of the 11-3/8% senior notes as a reduction to interest expense. For the three months and six months ended June 30, 2006, the reduction to interest expense was approximately $0.5 million and $1.0 million, respectively. This amortization will not increase the principal amount due to the 11-3/8% senior note holders or reduce the amount of interest owed to the 11-3/8% senior note holders.

The indentures governing the $165.0 million in aggregate principal amount of 11-1/2% senior notes and the $125.0 million in aggregate principal amount of 11-3/8% senior notes contain covenants which restrict the Company’s ability to incur additional indebtedness, merge, pay dividends, dispose of its assets, and certain other matters as defined in the indentures. However, the senior notes are subordinated to all secured indebtedness of the Company to the extent of the assets securing such indebtedness, and to any indebtedness of subsidiaries of the Company that do not guarantee the senior notes. For the 11-3/8% senior notes, interest is payable semi-annually in arrears on May 1 and November 1 to the holders of record on the immediately preceding April 15 and October 15. For the 11-3/8% senior notes, interest is payable semi-annually in arrears on July 15 and January 15, to the holders of record on the immediately preceding July 1 and January 1.

(8)  Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three months or six months ended June 30, 2006 and 2005 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception.

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

The following table shows stock-based compensation expense by type of share-based award for the three months and six months ended June 30, 2006 and 2005 included in the consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Restricted stock	$25	$24	$50	$47
Amortization of unearned compensation of stock option awards	89	—	180	—
Fair value expense of stock option awards	740	355	1,087	355
Total stock-based compensation	$854	$379	$1,317	$402

The following table shows the total remaining unrecognized compensation cost related to: restricted stock grants, unearned compensation of stock option awards, and fair value expense of stock option awards; as well as the weighted average remaining required service period over which such costs will be recognized:

	Total Remaining Unrecognized Compensation Cost (in millions)	Weighted Average Remaining Required Service Period (in years)
Restricted stock	$0.2	2.2
Unearned compensation of stock option awards	0.4	1.3
Fair value expense of stock option awards	3.7	2.1

Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Cost of service and roaming	$31	$6	$62	$14
Sales and marketing	198	9	268	14
General and administrative	625	364	987	374
Total stock-based compensation	$854	$379	$1,317	$402

The following is a summary of options activity under the Company’s long-term incentive plans for the six months ended June 30, 2006:

	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 31, 2005	773,086	$16.73
Exercised	(49,304)	23.00
Forfeited	(3,335)	23.00
Options outstanding as of June 30, 2006	720,447	$16.28

The following is a summary of options outstanding and exercisable at June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$10.27	446,875	8.05	$10.27		213,125	8.05	$10.27
$19.00	47,000	8.15	19.00		22,000	8.15	19.00
$23.00-$25.60	158,822	8.33	23.60		71,538	8.33	23.41
$35.00-$40.50	67,750	9.06	36.85		50,687	9.05	35.62
	720,447	8.22	$16.28	$23,256	357,350	8.26	$17.03	$11,173

Prior to October 1, 2005, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee and director stock options. The Company did not record any stock-based compensation expense for stock option awards prior to October 1, 2005 because all stock option awards were granted at fair market value; however, there were no stock option awards in the three months or six months ended June 30, 2005.

In connection with the Company’s merger with Horizon PCS (see Note 3), the then Chairman of the Board, Mr. James J. Gaffney, resigned from the Company’s board of directors on June 30, 2005.  Effective as of such date, the Company amended Mr. Gaffney’s stock option award agreement to extend the termination date of his options from 90 days to 210 days post-resignation.  As a result of this amendment, the Company recorded additional compensation expense of approximately $0.4 million for the three and six months ended June 30, 2005. The amount of stock-based compensation expense was calculated using the intrinsic value method.

As part of the Company’s reorganization, the Company awarded Mr. Timothy M. Yager, the Company’s former chief restructuring officer and current chief executive officer, 250,000 stock and stock unit awards as consideration for facilitating the Company’s emergence from bankruptcy.  Per the terms of this award agreement Mr. Yager was allowed to surrender shares to the Company as repayment for his withholding obligations.  During the three months ended June 30, 2005, Mr. Yager surrendered approximately 46,000 shares as payment for his tax withholding obligations of approximately $1.6 million related to the delivery of the remaining 125,000 shares to Mr. Yager pursuant to the stock unit award.

Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123 “Accounting for Stock-Based Compensation.”  For the three months and six months ended June 30, 2005, if compensation expense for the stock option grants had been determined on fair value at the grant date consistent with the requirements of SFAS No. 123, the Company’s net loss and net loss per common share would have been the pro forma amounts below:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net loss (in thousands):
As reported	$(12,525)	$(26,961)
Plus non-cash stock compensation in accordance with SFAS No. 123	(351)	(702)
Pro forma	$(12,876)	$(27,663)
Basic and diluted loss per common share:
As reported	$(1.35)	$(2.91)
Pro forma	$(1.39)	$(2.99)

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

On December 31, 2005, the Company signed a letter of agreement with Nortel Networks to replace the Company’s Motorola equipment currently deployed in its Pennsylvania, New York, New Jersey and Maryland markets with Nortel equipment. Under the terms of the agreement, the Company is required to purchase equipment necessary to replace 425 existing base stations and related network infrastructure, plus various additional equipment to support future network footprint and capacity expansion, totaling approximately $16.5 million, with an option to purchase additional network capacity equipment totaling $0.5 million. On March 21, 2006, the Company amended the terms of this agreement accelerating payments for equipment totaling $4.0 million from 2007 to 2006. As of June 30, 2006, the Company had purchased $12.0 million of the required $16.5 million of equipment under this agreement. Accordingly, the Company is required to purchase an additional $4.5 million of equipment under this agreement.

On July 15, 2005, iPCS Wireless, Inc., a wholly owned subsidiary of iPCS, Inc., filed a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois. On July 22, 2005, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, wholly owned subsidiaries of iPCS, Inc., filed a complaint against Sprint and Sprint PCS and Nextel Communications, Inc. in the Court of Chancery of the State of Delaware, New Castle County. The complaints are substantially similar and allege, among other things, that following the consummation of the merger between Sprint and Nextel, Sprint will breach its exclusivity obligations under its affiliation agreements, as amended, with the Company (see Note 4). The Company sought, among other things, a temporary restraining order (a TRO), a preliminary injunction and a permanent injunction enjoining Sprint and those acting in concert with it from engaging in certain conduct post-closing that would violate the Company’s affiliation agreements with Sprint PCS.

On July 28, 2005, iPCS, Inc. and certain of its wholly owned subsidiaries entered into a Forbearance Agreement (the “Agreement”) with Sprint relating to the complaints filed against Sprint. The Agreement sets forth the Company’s agreement that the Company’s subsidiaries would not seek a TRO or a preliminary injunction against Sprint so long as Sprint operates the Nextel business subject to the limitations set forth in the Agreement. The Agreement expired on January 1, 2006 in the territory managed by iPCS Wireless, Inc., but remains in effect in the legacy Horizon PCS territory until a ruling is issued in the Delaware Court of Chancery.

The trial in the Delaware Court of Chancery occurred from January 9 to January 23, 2006 and closing arguments were held on April 4, 2006. The Court continues to deliberate the case and the Company expects a ruling in the near term.

The trial in Cook County Circuit Court occurred from March 9 to July 10, 2006.  Post-trial briefing is expected to be concluded by mid-August, after which time the Court will deliberate the case and issue a ruling.  The Company expects the Court to issue a ruling in 2006.

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

(11)                                 Tower Sales

On September 4, 2004, the Company signed an agreement with TCP Communications, LLC (“TCP”) whereby the Company agreed to sell up to 92 of its owned towers to TCP.  The towers were priced individually and after the sale, the Company would lease space on the towers sold to TCP at rates and terms consistent with that of the Company’s existing leases.  On April 27, 2005, pursuant to the agreement, TCP notified the Company that it had elected to exclude 16 towers based on its due diligence and other customary closing conditions.  On June 14, 2005, the Company sold 8 towers to TCP for proceeds net of brokers fees of approximately $0.8 million and received additional proceeds of approximately $0.6 million related to prior sales from December, 2004.

On May 25, 2005, the Company signed an agreement with Global Tower, LLC whereby the Company agreed to sell its remaining 16 towers to Global Tower.  On June 29, 2005, the Company sold 10 towers to Global Tower for approximately $1.7 million.

(12) Consolidating Financial Information

The 11-1/2 % senior notes and the 11-3/8 % senior notes are fully, unconditionally and joint and severally guaranteed by the Company’s domestic restricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, which are wholly owned subsidiaries of iPCS, Inc. The following consolidating financial information as of June 30, 2006 and September 30, 2005 and for the three months and six months ended June 30, 2006 and 2005 is presented for iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC (in thousands):

iPCS, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
as of June 30, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$75,444	$—	$34,036	$335	$—	$109,815
Other current assets	135,819	53,711	32,515	85,512	42,575	(262,609)	87,523
Total current assets	135,819	129,155	32,515	119,548	42,910	(262,609)	197,338
Property and equipment, net	—	63,722	9,963	51,715	15,487	(76)	140,811
Goodwill and intangible assets, net	—	55,103	—	180,015	61,605	—	296,723
Other non-current assets	5,239	1,478	—	3,666	779	—	11,162
Investment in subsidiaries	260,605	—	—	—	—	(260,605)	—
Total assets	$401,663	$249,458	$42,478	$354,944	$120,781	$(523,290)	$646,034
Current liabilities	$6,582	$214,195	$20	$102,844	$40,636	$(262,685)	$101,592
Long-term debt	165,000	379	—	105,193	32,421	—	302,993
Other long-term liabilities	—	3,589	—	7,472	307	—	11,368
Total liabilities	171,582	218,163	20	215,509	73,364	(262,685)	415,953
Stockholders’ equity (deficiency)	230,081	31,295	42,458	139,435	47,417	(260,605)	230,081
Total liabilities and stockholders’ equity (deficiency)	$401,663	$249,458	$42,478	$354,944	$120,781	$(523,290)	$646,034

iPCS, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
as of September 30, 2005

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$75,805	$—	$22,112	$190	$—	$98,107
Other current assets	150,398	41,314	24,967	49,848	23,720	(204,121)	86,126
Total current assets	150,398	117,119	24,967	71,960	23,910	(204,121)	184,233
Property and equipment, net	—	72,503	15,256	48,476	17,363	(94)	153,504
Goodwill and intangible assets, net	—	63,868	—	195,056	66,267	—	325,191
Other non-current assets	5,912	1,033	—	3,172	945	—	11,062
Investment in subsidiaries	288,666	—	—	—	—	(288,666)	—
Total assets	$444,976	$254,523	$40,223	$318,664	$108,485	$(492,881)	$673,990
Current liabilities	$9,894	$220,007	$29	$42,372	$21,148	$(204,215)	$89,235
Long-term debt	165,000	389	—	106,381	32,788	—	304,558
Other long-term liabilities	—	2,970	—	6,946	199	—	10,115
Total liabilities	174,894	223,366	29	155,699	54,135	(204,215)	403,908
Stockholders’ equity (deficiency)	270,082	31,157	40,194	162,965	54,350	(288,666)	270,082
Total liabilities and stockholders’ equity (deficiency)	$444,976	$254,523	$40,223	$318,664	$108,485	$(492,881)	$673,990

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$67,100	$1,112	$51,891	$1,382	$(1,112)	$120,373
Cost of revenues	—	(43,613)	—	(33,026)	(2,971)	1,112	(78,498)
Selling and marketing	—	(9,623)	—	(6,227)	(1,494)	—	(17,344)
General and administrative	(531)	(3,031)	—	(2,090)	(85)	—	(5,737)
Depreciation and amortization	—	(8,923)	(1,186)	(9,589)	(2,705)	—	(22,403)
Gain (loss) on disposal of property and equipment	—	(151)	87	(118)	—	6	(176)
Total operating expenses	(531)	(65,341)	(1,099)	(51,050)	(7,255)	1,118	(124,158)
Other, net	(4,968)	44	871	(1,809)	(727)	—	(6,589)
Loss in subsidiaries	(4,881)	—	—	—	—	4,881	—
Net income (loss)	$(10,380)	$1,803	$884	$(968)	$(6,600)	$4,887	$(10,374)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2005

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$59,513	$1,327	$(1,327)	$59,513
Cost of revenues	—	(39,177)	—	1,326	(37,851)
Selling and marketing	—	(9,056)	—	—	(9,056)
General and administrative	(516)	(2,016)	—	—	(2,532)
Depreciation and amortization	—	(16,614)	(1,381)	—	(17,995)
Gain (loss) on disposal of property and equipment	—	(46)	—	5	(41)
Total operating expenses	(516)	(66,909)	(1,381)	1,331	(67,475)
Other, net	(4,968)	(267)	672	—	(4,563)
Loss in subsidiaries	(7,045)	—	—	7,045	—
Net income (loss)	$(12,529)	$(7,663)	$618	$7,049	$(12,525)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$130,835	$2,391	$83,865	$18,158	$(2,391)	$232,858
Cost of revenues	—	(86,354)	—	(55,710)	(13,375)	2,391	(153,048)
Selling and marketing	—	(18,457)	—	(11,488)	(4,159)	—	(34,104)
General and administrative	(1,084)	(6,760)	(1)	(4,762)	(261)	—	(12,868)
Depreciation and amortization	—	(17,595)	(2,581)	(20,602)	(5,528)	—	(46,306)
Gain (loss) on disposal of property and equipment	—	(356)	104	(172)	—	11	(413)
Total operating expenses	(1,084)	(129,522)	(2,478)	(92,734)	(23,323)	2,402	(246,739)
Other, net	(9,937)	77	1,665	(3,847)	(1,453)	—	(13,495)
Loss in subsidiaries	(16,366)	—	—	—	—	16,366	—
Net income (loss)	$(27,387)	$1,390	$1,578	$(12,716)	$(6,618)	$16,377	$(27,376)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2005

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$114,967	$2,667	$(2,667)	$114,967
Cost of revenues	—	(77,054)	—	2,667	(74,387)
Selling and marketing	—	(17,303)	—	—	(17,303)
General and administrative	(751)	(3,892)	(1)	—	(4,644)
Depreciation and amortization	—	(33,556)	(2,791)	—	(36,347)
Gain (loss) on disposal of property and equipment	—	(83)	—	10	(73)
Total operating expenses	(751)	(131,888)	(2,792)	2,677	(132,754)
Other, net	(9,937)	(540)	1,303	—	(9,174)
Loss in subsidiaries	(16,283)	—	—	16,283	—
Net income (loss)	$(26,971)	$(17,461)	$1,178	$16,293	$(26,961)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Operating activities	$—	$11,251	$(1,527)	$6,949	$688	$—	$17,361
Investing activities	—	(5,927)	1,527	(14,012)	(1,098)		(19,510)
Financing activities	—	1,127	—	—	—	—	1,127
Increase (decrease) in cash and cash equivalents	—	6,451	—	(7,063)	(410)	—	(1,022)
Cash and cash equivalents at beginning of period	—	68,993	—	41,099	745	—	110,837
Cash and cash equivalents at end of period	$—	$75,444	$—	$34,036	$335	$—	$109,815

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Operating activities	$1,294	$3,962	$153	$10	$5,419
Investing activities	—	(3,421)	(153)	(10)	(3,584)
Financing activities	(1,294)	111	—	—	(1,183)
Increase in cash or cash equivalents	—	652	—	—	652
Cash and cash equivalents at beginning of period	—	59,958	—	—	59,958
Cash and cash equivalents at end of period	$—	$60,610	$—	$—	$60,610

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

•                       the impact and outcome of our litigation against Sprint, Nextel and Sprint PCS, as well as the impact and outcome of the other litigation involving Sprint, Sprint PCS and another PCS Affiliate of Sprint;

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

•                       our anticipated future losses;

•                       our subscriber purchasing patterns;

•                       subscriber satisfaction with our network and operations, including with services, such as billing and customer care, provided to us by Sprint;

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

New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.   We do not anticipate that the implementation of FIN 48 will have a material impact on our financial position, results of operations and cash flows

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) using the modified prospective method. The adoption of this standard requires the recognition of compensation expense for all share based payment award transactions measured at fair value. Under the modified prospective method, SFAS No. 123R requires compensation cost to be recognized for 1) all share-based compensation expense arrangements granted after the adoption date and 2) all remaining unvested share-based compensation arrangements granted prior to the adoption date. Results for prior periods have not been restated.

Prior to October 1, 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our employee and director stock options. We did not record any stock-based compensation expense for stock option grants prior to October 1, 2005 because all stock option awards were granted at fair market value.

For the three months and six months ended June 30, 2006, we recorded total stock-based compensation expense of approximately $0.9 million and $1.3 million, respectively, compared to approximately $0.4 million for both the three and six months ended June 30, 2005. For more information regarding the impact of the adoption of SFAS No. 123R and the comparison of results of operations for the three months and six months ended June 30, 2006 and 2005, see Note 9, “Stock-based Compensation” in the notes to our consolidated financial statements found elsewhere in this quarterly report on Form 10-Q.

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

Business Overview

As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in 80 markets including markets in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. The territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our portion of the PCS network of Sprint PCS is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint

PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, exclusive co-branded dealers, major national retailers and local third party distributors. Based on the 2000 population counts compiled by the U.S. Census Bureau adjusted by estimated growth rates from third party proprietary demographic databases, as of June 30, 2006, our licensed territory had a total population of approximately 15.0 million residents, of which our wireless network covered approximately 11.4 million residents. At June 30, 2006, we had approximately 517,500 subscribers. We are headquartered in Schaumburg, Illinois.

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

Reorganization

On February 23, 2003, while we were wholly owned by AirGate, we filed for bankruptcy under Chapter 11 of the Bankruptcy Code. The decision to file was based on a combination of factors, including weakness in the wireless telecommunications industry and the economy generally. In addition, we had experienced a decline in liquidity and cash flow, making it difficult for us to comply with our debt service obligations. We believe that actions taken by Sprint—specifically, decreasing our roaming rate and imposing new and higher fees on us—were the primary reason for the decline in our liquidity. Accordingly, in connection with our bankruptcy filing, we filed a complaint against Sprint and Sprint PCS alleging that Sprint breached its affiliation agreements with us.  As a part of our approved plan of reorganization, all then existing claims against Sprint, including those included in that complaint, were settled.

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

As discussed in “—Commitments and Contingencies” below, we filed lawsuits against Sprint, Sprint PCS and Nextel in July 2005 and entered into a Forbearance Agreement with Sprint later that same month. In addition to our complaints, a number of other PCS Affiliates of Sprint also filed complaints against Sprint, Sprint PCS and Nextel, including AirGate PCS (a wholly owned subsidiary of Alamosa Holdings, Inc.), UbiquiTel, Inc., U.S. Unwired, Inc., Gulf Coast Wireless, Inc., Enterprise Communications Partnership and Northern PCS Services, LLC. Sprint has acquired each of these other PCS Affiliates of Sprint, other than Northern PCS.

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

Consolidated Results of Operations

For the Three Months Ended June 30, 2006 compared to the Three Months Ended June 30, 2005

Results of operations for any periods less than one year are not necessarily indicative of results of operations for a full year.  In addition, results for the three months ended June 30, 2006 include results for the markets we acquired in our merger with Horizon PCS, Inc., which closed on July 1, 2005, and accordingly are not comparable to the results of operations for periods prior to July 1, 2005.

Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics that we use for the relevant time periods:

	As of and For the Three Months Ended June 30, 2006	As of and For the Three Months Ended June 30, 2005
Total Subscribers	517,500	271,000
Net Subscriber Additions	10,900	11,800
Churn	2.5%	2.2%
ARPU	$50.27	$51.91
CPGA	$381	$384

Net Subscriber Additions.     Net subscriber additions decreased by 900, or 8%, in the three months ended June 30,

2006 compared to the three months ended June 30, 2005. The acquisition of Horizon PCS contributed net subscriber additions of approximately 6,800 for the quarter; however, in the legacy iPCS markets, net subscriber additions of approximately 4,200 for the three months ended June 30, 2006 decreased from approximately 11,800 for the three months ended June 30, 2005, a decrease of approximately 64%.  We believe that, across our territory, we are experiencing both an increase in the number of subscribers deactivating service and a slow down in gross additions due to our recent effort to de-emphasize “family add-a-phone” plans, increased competitive advertising, the relative attractiveness of competitors’ phones and pricing plans and continuing brand confusion related to the Sprint Nextel merger.

Churn.     Churn for the three months ended June 30, 2006 of 2.5% increased from 2.2% for the three months ending June 30, 2005 due to an increase in involuntary churn. At June 30, 2006 approximately 88% of our subscribers were under contract compared to 87% at June 30, 2005.

Average Revenue Per User.     The decrease in ARPU in the three months ended June 30, 2006 compared to the same three months in 2005 is due to lower minutes over plan revenue and lower monthly recurring charges, offset partially with higher data revenue.  For the three months ended June 30, 2006 our average monthly minutes over plan revenue per user was $2.15 compared to $4.33 for the three months ended June 30, 2005.   Average monthly recurring charges dropped from $41.90 for the three months ended June 30, 2005 to $40.18 for the three months ended June 30, 2006.  Offsetting these decreases was our average monthly data revenue which increased to $7.85 for the three months ended June 30, 2006 compared to $5.92 for the three months ended June 30, 2005. The decrease in minutes over plan revenue and monthly recurring charges can be attributed to the increasing popularity of the “PCS-to-PCS” program (now called “mobile-to-mobile” and which now includes Nextel subscribers), “Fair and Flexible” plans and “family add-a-phone” plans. Data revenue continues to increase due to the popularity of our various data products, including text messaging, downloading ringers, taking and receiving pictures, playing games and browsing the Internet.

Cost Per Gross Addition.     Although CPGA decreased by $3 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, our retail store, employee and commission related expenses increased by approximately $26 per gross addition due to lower sales productivity in our retail stores.  However, these increases were offset with lower subsidy and activation fee expenses of approximately $29 per gross addition in the three months ended June 30, 2006 compared to the same period in 2005.  At June 30, 2006, we operated 38 retail stores, including 15 stores in the legacy Horizon PCS territory, and managed 76 exclusive co-branded dealers, including 28 dealers in the legacy Horizon PCS territory. At June 30, 2005, we operated 20 retail stores and managed 42 exclusive co-branded dealers.

Reconciliation of Non-GAAP Financial Measures (All Revenues and Expenses in Thousands)

We utilize certain financial measures that are not calculated in accordance with GAAP to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The non-GAAP financial measures discussed in “—Results of Operations” are ARPU and CPGA. A description of each of these non-GAAP financial measures is provided in “—Definition of Operating Metrics.” The following tables reconcile the non-GAAP financial measures with our consolidated financial statements presented in accordance with GAAP, excluding subscriber data:

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005
ARPU
Service revenue	$77,314	$41,307
Average subscribers	512,677	265,227
ARPU	$50.27	$51.91

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenues.

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005
CPGA
Selling and Marketing:	$17,344	$8,995
plus: Equipment costs, net of cost of upgrades	6,386	4,642
less: Equipment revenue, net of upgrade revenue	(2,684)	(1,248)
less: Stock-based compensation expense	(198)	(9)
CPGA costs	$20,848	$12,380
Gross adds	54,780	32,272
CPGA	$381	$384

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

Revenues

The following table sets forth a breakdown of revenues by type:

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005

Service revenue	$77,314	$41,307
Roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint	34,442	14,914
Roaming revenue from other wireless carriers	2,292	852
Reseller revenue	2,799	754
Equipment revenue	3,523	1,632
Other revenue	3	54
Total revenues	$120,373	$59,513

•          Service revenue.   Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes over plan, long distance, travel and roaming usage charges, other feature revenues and late payment fee and early cancellation fee revenues. Deductions for billing adjustments and promotional credits are recorded as a reduction to service revenue. For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, service revenue increased by $36.0 million, or 87%, as a result of an increase of $37.3 million due to the increase in subscribers, primarily as a result of the subscribers acquired with the merger with Horizon PCS, offset with a decrease in service revenue of $1.3 million due to the drop in ARPU as described above.

•          Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.   We receive revenue on a per minute basis for voice traffic and per kilobyte basis for data traffic when subscribers of Sprint PCS and other PCS Affiliates of Sprint use our network.  In addition, we receive toll revenue for any long distance calls made by these subscribers while roaming on our network. The reciprocal roaming rate arrangement we have with Sprint PCS for inbound and outbound roaming for the three months ended June 30, 2006 and 2005 was $0.058 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania) and $0.0020 per kilobyte for data traffic. These rates are effective through December 31, 2006 and will be reset effective January 1, 2007; provided, however that the special rate for certain of our Pennsylvania markets will terminate on the earlier to occur of December

31, 2011 or the date that we achieve a subscriber penetration rate of at least 7% of our covered population.

For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint increased by $19.5 million, or 131%.  Of this increase, 17% was driven by increased roaming revenue in the legacy iPCS markets and the remaining 83% was due to our acquisition of the legacy Horizon PCS markets.  Of the 17% increase in the legacy iPCS markets, 79% of the increase reflected increased data revenue.  We continue to experience increased growth in kilobyte data usage from subscribers of Sprint PCS and other PCS Affiliates of Sprint as more subscribers utilize data products with their handsets. Roaming minutes and kilobytes from subscribers of Sprint PCS and other PCS Affiliates of Sprint for the three months ended June 30, 2006 were 400 million and 3.6 billion, respectively, compared to 207 million and 743 million for the three months ended June 30, 2005, respectively.

•       Roaming revenue from other wireless carriers.   We receive roaming revenue from wireless carriers other than Sprint and other PCS Affiliates of Sprint when subscribers of such other wireless carriers roam in our territory. We do not have agreements with these other wireless carriers. Instead, we rely on roaming arrangements Sprint PCS has negotiated with them. We are paid on a per minute basis for voice traffic pursuant to these agreements.  For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, roaming revenue from other wireless carriers increased by $1.4 million, or 169%.  The increase in roaming revenue was due to the acquisition of the legacy Horizon PCS markets, which historically had stronger roaming revenues than the legacy iPCS markets.  Roaming revenue in the legacy iPCS markets, excluding the legacy Horizon PCS markets, decreased 15% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due primarily to a reduction in roaming minutes as carriers continue the build-out of their own coverage, thereby reducing the need for roaming.  For the three months ended June 30, 2006, roaming minutes were 21.1 million compared to 7.6 million for the same period in 2005. For both of these same periods, the average per minute rates were $0.11.

•       Reseller revenue.   Through Sprint PCS we allow resellers, known as MVNOs, such as Virgin Mobile, to use our network. Pursuant to these arrangements, we are paid on a per minute and per kilobyte basis. For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, reseller revenue increased $2.0 million.The increase in reseller revenue was due to an increase in the number of reseller subscribers in our territory, primarily as a result of our merger with Horizon PCS. For the legacy iPCS markets alone, reseller revenue increased 84% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.  At June 30, 2006, we had approximately 183,400 reseller subscribers, of which approximately 101,000 reseller subscribers were acquired in the Horizon PCS merger on July 1, 2005. At June 30, 2005, we had approximately 41,200 reseller subscribers.

•        Equipment revenue.   Equipment revenue is derived from the sale of handsets and accessories to new customers and from current customers who upgrade their handsets through our retail and local distribution channels, in each case, net of sales incentives, rebates and an allowance for returns. Through June 18, 2006, our handset return policy allowed customers to return their handsets for a full refund within 14 days after the date of purchase. With respect to handsets sold after such date, we allow customers to return their handsets for a full refund within 30 days after the date of purchase.  For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, equipment revenue increased by $1.9 million, or 116%.  For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, equipment revenue in the legacy iPCS markets increased approximately 33% despite lower gross adds during this period.  This increase in revenue was due to increased equipment upgrade revenue and higher phone prices, net of discounts and rebates offered during the second quarter of 2006 compared to the same period in 2005.  The remaining increase is due to equipment revenue from the legacy Horizon PCS markets.

•        Other revenue.   For the three months ended June 30, 2005, other revenue consisted primarily of tower leasing revenue. During fiscal year 2005, we sold all the towers we owned in the legacy iPCS markets, which eliminated this revenue stream.  For the three months ended June 30, 2006, other revenue consisted of restocking fees for handsets returned by our exclusive co-branded dealers.

Cost of Service and Roaming.   Cost of service and roaming includes network operations expense, roaming expense relating to when our subscribers roam either on other Sprint PCS networks or other wireless carriers’ networks, back-office customer services provided by Sprint PCS, the provision for doubtful accounts, long distance expense, the 8% affiliation fee due to Sprint PCS for collected revenues and stock-based compensation expense. Network operations expenses include salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost of our subscribers using Sprint PCS and other wireless carriers’ networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under “—Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.” Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. Cost of service and roaming was $68.6 million for the three months ended June 30, 2006 compared to $31.8 million for the three months ended June 30, 2005. Of this increase, 12% or $4.4 million was from the legacy iPCS markets mainly due to a larger number of subscribers served, increased bad debt expense and an increase in travel and roaming expenses.   The remaining increase was due to the increased costs associated with the acquired Horizon PCS markets.

At June 30, 2006, our network consisted of 1,524 leased cell sites, including 809 in the acquired Horizon PCS markets, and five switches, including three switches in the legacy Horizon PCS markets. At June 30, 2005, our network consisted of 690 cell sites and we had two switches in operation.

Cost of Equipment.   Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment for the three months ended June 30, 2006 and the three months ended June 30, 2005 was $9.9 million and $6.1 million, respectively, an increase of $3.8 million.  For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, cost of equipment in the legacy iPCS markets increased 5% or $0.3 million due to a 74% increase in equipment upgrade costs partially offset with a decrease in cost of equipment expense associated with new subscribers.  The remaining increase was due to the increased cost of equipment associated with the acquired Horizon PCS markets.

Selling and Marketing.   Selling and marketing expense includes the costs to operate our retail stores, advertising and promotional expenses, commissions, equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint-controlled channels and stock-based compensation expense. Selling and marketing expense for the three months ended June 30, 2006 was $17.3 million compared to $9.0 million for the three months ended June 30, 2005, an increase of $8.3 million. Of this increase, 92% was due to the acquisition of the legacy Horizon PCS markets.

General and Administrative.   General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense, other professional expenses and stock-based compensation expenses  For the three months ended June 30, 2006, general and administrative expenses totaled $5.7 million compared to $2.6 million for the three months ended June 30, 2005, an increase of $3.1 million or 118%. Approximately $1.3 million of this increase is attributable to general and administrative costs related to the legacy Horizon PCS markets. During the three months ended June 30, 2006, we incurred approximately $2.0 million of costs related to our litigation with Sprint.   With the adoption of SFAS No. 123R on October 1, 2005, stock-based compensation expense included in general and administrative totaled approximately $0.6 million for the three months ended June 30, 2006 compared to approximately $0.4 million for the three months ended June 30, 2005.

Depreciation and Amortization.   For the three months ended June 30, 2006 and June 30, 2005, depreciation and amortization expense totaled $22.4 million and $18.0 million, respectively. Of these amounts, amortization of intangibles totaled $9.5 million and $2.6 million for these same periods, respectively.

For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, depreciation in the legacy iPCS markets decreased by approximately $8.2 million due to the completion of the Nortel swap in the Michigan markets in June 2005.  Depreciation expense decreased in the three months ended June 30, 2006 compared to 2005 due to 1) lower original costs for the new Nortel equipment compared to the replaced Lucent equipment and 2) acceleration of depreciation expense beginning January 1, 2005 for the reduced estimated useful lives of the Lucent assets.  Offsetting the decrease was depreciation from the legacy Horizon PCS markets of approximately $5.7 million which included an additional $0.7 million of depreciation expense due to a reduction in the remaining useful lives of Motorola equipment being replaced in the Pennsylvania, Maryland, New York and New Jersey markets.  The remaining increase in depreciation and amortization relates to the property, equipment and intangibles recorded as a result of the merger with Horizon PCS.

Interest Income.   For the three months ended June 30, 2006 and the three months ended June 30, 2005, interest income totaled $1.3 million and $0.4 million, respectively. The increase was due to a 30% higher average cash balance from the legacy iPCS markets for the three months ended June 30, 2006 compared to the same three months ended June 30, 2005 coupled with approximately $0.4 million of interest earned on the cash balance acquired in the merger with Horizon PCS on July 1, 2005.

Interest Expense.   For the three months ended June 30, 2006, interest expense was $7.9 million compared to $5.0 million for the three months ended June 30, 2005.  Interest expense consists of interest on our 11-1/2% senior notes and 11-3/8% senior notes, net of capitalized interest.  The increase was attributable to the interest expense associated with the 11-3/8% senior notes assumed in our merger with Horizon PCS on July 1, 2005. In the three months ended June 30, 2006, we capitalized interest of approximately $0.3 million. We did not capitalize interest in the three months ended June 30, 2005.

Net Loss.   Our net loss was $10.4 million for the three months ended June 30, 2006 compared to a net loss of $12.5 million for the three months ended June 30, 2006.

For the Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005

Results of operations for any periods less than one year are not necessarily indicative of results of operations for a full year.  In addition, results for the six months ended June 30, 2006 include results for the markets we acquired in our merger with Horizon PCS, Inc., which closed on July 1, 2005, and accordingly are not comparable to the results of operations for periods prior to July 1, 2005.

Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics that we use for the relevant time periods:

	As of and For the Six Months Ended June 30, 2006	As of and For the Six Months Ended June 30, 2005
Total Subscribers	517,500	271,000
Net Subscriber Additions	23,900	21,800
Churn	2.5%	2.4%
ARPU	$50.18	$51.67
CPGA	$375	$371

Net Subscriber Additions.   Net subscriber additions increased by 2,100, or 10%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The acquisition of Horizon PCS contributed net subscriber additions of approximately 15,200 for the six month period ending June 30, 2006; however, in the legacy iPCS markets, net subscriber additions decreased from 21,800 in the six months ended June 30, 2005 to 8,700 in the six months ended June 30, 2006, a decrease of approximately 60%.  We believe that, across our territory, we are experiencing both an increase in the number of subscribers deactivating service and a slow down in gross additions due to our recent effort to de-emphasize “family add-a-phone” plans, increased competitive advertising, the relative attractiveness of competitors’ phones and pricing plans and continuing brand confusion related to the Sprint Nextel merger.

Churn.   Churn for the six months ended June 30, 2006 of 2.5% increased slightly from 2.4% for the six months ending June 30, 2005 due to an increase in involuntary churn.

Average Revenue Per User.   The decrease in ARPU in the six months ended June 30, 2006 compared to the same six months in 2005 is due to lower minutes over plan revenue and lower monthly recurring charges, offset partially with higher data revenue.  For the six months ended June 30, 2006 our average monthly minutes over plan revenue per user was $2.09 compared to $4.20 for the six months ended June 30, 2005.   Average monthly recurring charges dropped from $42.17 for the six months ended June 30, 2005 to $40.33 for the six months ended June 30, 2006.  Offsetting these decreases was our average monthly data revenue which increased to $7.55 for the six months ended June 30, 2006 compared to $5.72 for the six months ended June 30, 2005.  The decrease in minutes over plan revenue and monthly recurring charges can be attributed to the increasing popularity of the “PCS-to-PCS” program (now called “mobile-to-mobile” and which now includes Nextel subscribers), “Fair and Flexible” plans and “family add-a-phone” plans.  Data revenue continues to increase due to the popularity of our various data products, including text messaging, downloading ringers, taking and receiving pictures, playing games and browsing the Internet.

Cost Per Gross Addition.   CPGA increased $4 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as our retail store, employee and commission related expenses increased by approximately $29 per gross addition due to lower sales productivity in our retail stores.  However, these increases were offset with lower subsidy and activation fee expenses of approximately $25 per gross addition in the six months ended June 30, 2006 compared to the same period in 2005.

Reconciliation of Non-GAAP Financial Measures (All Revenues and Expenses in Thousands)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005
ARPU
Service revenue	$152,720	$80,401
Average subscribers	507,191	259,317
ARPU	$50.18	$51.67

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005
CPGA
Selling and Marketing:	$34,104	$17,303
plus: Equipment costs, net of cost of upgrades	13,292	9,359
less: Equipment revenue, net of upgrade revenue	(5,105)	(2,556)
less: Stock-based compensation expense	(268)	(14)
CPGA costs	$42,023	$24,092
Gross adds	112,165	64,979
CPGA	$375	$371

Revenues

The following table sets forth a breakdown of revenues by type:

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

Service revenue	$152,720	$80,401
Roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint	63,159	27,916
Roaming revenue from other wireless carriers	4,380	1,766
Reseller revenue	5,621	1,360
Equipment revenue	6,970	3,420
Other revenue	8	104
Total revenues	$232,858	$114,967

•                     Service revenue.   For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, service revenue increased by $72.3 million, or 90%, as a result of an increase of $74.6 million due to the increase in subscribers, primarily as a result of the subscribers acquired with the merger with Horizon PCS, offset with a decrease in service revenue of $2.3 million due to the drop in ARPU as described above.

•                     Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.   For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint increased by $35.2 million, or 126%.  Of this increase, 16% was driven by increased roaming revenue in the legacy iPCS markets and the remaining 84% was due to our acquisition of the legacy Horizon PCS markets.  Of the 16% increase in the legacy iPCS markets, 76% of the increase reflected increased data revenue.  We continue to experience increased growth in kilobyte data usage from subscribers of Sprint PCS and other PCS Affiliates of Sprint as more subscribers utilize data products with their handsets. Roaming minutes and kilobytes from subscribers of Sprint PCS and other PCS Affiliates of Sprint for the six months ended June 30, 2006 were 764 million and 6.1 billion, respectively, compared to 391 million and 1.3 billion for the six months ended June 30, 2005, respectively.

•                     Roaming revenue from other wireless carriers.   For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, roaming revenue from other wireless carriers increased by $2.6 million, or 148%.  The increase in roaming revenue was due to the acquisition of the legacy Horizon PCS markets, which historically had stronger roaming revenues than the legacy iPCS markets.  Roaming revenue in the legacy iPCS markets, excluding the legacy Horizon PCS markets, decreased 21% in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due primarily to a reduction in roaming minutes as carriers continue the build-out of their own coverage, thereby reducing the need for roaming.  For the six months ended June 30, 2006, roaming minutes were 40.1 million compared to 14.7 million for the same period in 2005. For the six months ended June 30, 2006, the average per minute rate was $0.11 compared to $0.12 for the six months ended June 30, 2005.

•                     Reseller revenue.   For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, reseller revenue increased $4.3 million.  The increase in reseller revenue was due to an increase in the number of reseller subscribers in our territory, primarily as a result of our merger with Horizon PCS. For the legacy iPCS markets alone, reseller revenue increased 105% in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

•                     Equipment revenue.   For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, equipment revenue increased by $3.5 million, or 104%.  For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, equipment revenue in the legacy iPCS markets increased approximately 25% despite lower gross adds from our retail and local dealer distribution channels. This increase in revenue was due to increased equipment upgrade revenue and higher phone prices, net of discounts and rebates offered during the six months ended June 30, 2006 compared to the same period in 2005.  The remaining increase is due to equipment revenue from the legacy Horizon PCS markets.

•                     Other revenue.   For the six months ended June 30, 2005, other revenue consisted primarily of tower leasing revenue. During fiscal year 2005, we sold all of the owned towers in the legacy iPCS markets, which eliminated this revenue stream.  For the six months ended June 30, 2006, other revenue consisted of restocking fees for handsets returned by our exclusive co-branded dealers.

Cost of Service and Roaming.   Cost of service and roaming was $133.7 million for the six months ended June 30, 2006 compared to $62.2 million for the six months ended June 30, 2005. Of this increase, 13% was from the legacy iPCS markets mainly due to a larger number of subscribers served, increased bad debt expense and an increase in travel and roaming expenses.   The remaining increase was due to the increased costs associated with the acquired Horizon PCS markets.

Cost of Equipment.   Cost of equipment for the six months ended June 30, 2006 and the six months ended June 30, 2005 was $19.4 million and $12.2 million, respectively, an increase of $7.2 million.  For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, cost of equipment in the legacy iPCS markets increased 3% due to 50% higher equipment upgrade costs partially offset with a decrease in cost of equipment expense associated with new subscribers.  The remaining increase was due to the increased cost of equipment associated with the acquired Horizon PCS markets.

Selling and Marketing.   Selling and marketing expense for the six months ended June 30, 2006 was $34.1 million compared to $17.3 million for the six months ended June 30, 2005, an increase of $16.8 million. Of this increase, 93% was due to the acquisition of the legacy Horizon PCS markets.

General and Administrative.   For the six months ended June 30, 2006, general and administrative expenses totaled $12.9 million compared to $4.6 million for the six months ended June 30, 2005, an increase of $8.2 million.  Approximately $2.9 million of this increase is attributable to general and administrative costs related to the legacy Horizon PCS markets. During the six months ended June 30, 2006, we incurred approximately $5.1 million of costs related to our litigation with Sprint.  With the adoption of SFAS No. 123R on October 1, 2005, stock-based compensation expense included in general and administrative totaled approximately $1.0 million for the six months ended June 30, 2006 compared to approximately $0.4 million for the six months ended June 30, 2005.

Depreciation and Amortization.   For the six months ended June 30, 2006 and June 30, 2005, depreciation and amortization totaled $46.3 million and $36.3 million, respectively. Of these amounts, amortization of intangibles totaled $19.0 million and $5.7 million for these same periods, respectively.

For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, depreciation in the legacy iPCS markets decreased by approximately $16.4 million due to the completion of the Nortel swap in the Michigan markets in June 2005.  Depreciation expense decreased in the six months ended June 30, 2006 compared to 2005 due to 1) lower original costs for the new Nortel equipment compared to the replaced Lucent equipment and 2) acceleration of depreciation expense beginning January 1, 2005 for the reduced estimated useful lives of the Lucent assets.  During the six months ended June 30, 2006, we recorded additional depreciation expense of approximately $2.8 million due to a reduction in the remaining useful lives of Motorola equipment being replaced in the Pennsylvania, Maryland, New York and New Jersey markets of the legacy Horizon PCS territory.   The remaining increase in depreciation and amortization relates to the property, plant, equipment and intangibles recorded as a result of the merger with Horizon PCS.

Interest Income.   For the six months ended June 30, 2006 and the six months ended June 30, 2005, interest income totaled $2.5 million and $0.8 million, respectively. The increase was due to a 23% higher average cash balance from the legacy

iPCS markets for the six months ended June 30, 2006 compared to the same six months ended June 30, 2005 coupled with interest income of $0.7 million earned on the cash balance acquired in the merger with Horizon PCS on July 1, 2005.

Interest Expense.   For the six months ended June 30, 2006, interest expense was $16.0 million compared to $10.0 million for the six months ended June 30, 2005.  Interest expense consists of interest on our 11-1/2% senior notes and 11-3/8% senior notes, net of capitalized interest.  The increase was attributable to the interest expense associated with the 11-3/8% senior notes assumed in our merger with Horizon PCS on July 1, 2005. In the six months ended June 30, 2006, we capitalized interest of approximately $0.3 million. We did not capitalize interest in the six months ended June 30, 2005.

Net Loss.   Our net loss was $27.4 million for the six months ended June 30, 2006 compared to a net loss of $27.0 million for the six months ended June 30, 2005.

Liquidity and Capital Resources

Significant Sources of Cash

We generated $17.4 million in operating cash flows for the six months ended June 30, 2006, compared to $5.4 million for the six months ended June 30, 2005. The purchase of the Horizon markets contributed $7.6 million of the $12.0 million increase.  The remaining increase in operating cash flows was due to lower net operating losses after adjustments for non-cash items in the legacy iPCS markets of approximately $5.3 million.

For the six months ended June 30, 2006, we received approximately $0.5 million from the sale of land and other equipment no longer needed for operations and approximately $0.1 million from the sale of used equipment which was replaced with equipment we purchased from Nortel Networks as described below in “—Contractual Obligations”. In addition, for the six months ended June 30, 2006 we received approximately $0.4 million from the sale of the remaining four Horizon PCS owned towers. During the six months ended June 30, 2005, we received approximately $3.1 million for the remaining towers sold in the legacy iPCS markets, $0.5 million from the sale of used equipment which was replaced with equipment we purchased from Nortel Networks as described below in “—Contractual Obligations” and $0.1 million from the sale of equipment no longer needed for operations.

For the six months ended June 30, 2006, we received a total of $1.1 million in proceeds from the exercise of options representing approximately 49,300 shares.  For the six months ended June 30, 2005, we received $0.5 million in proceeds from the exercise of options representing approximately 42,300 shares.

Significant Uses of Cash

Cash flows used for investing activities for the six months ended June 30, 2006 included $20.5 million for capital expenditures.  Included in this total was $15.9 million for the Nortel swap in our Horizon PCS markets, $2.5 million for new cell site construction and other related network capital expenditures, $0.8 million for new store and store improvements and $1.3 million for IT and other corporate-related capital expenditures.

Cash flows used for investing activities for the six months ended June 30, 2005 included $7.3 million for capital expenditures, of which $5.2 million related to the Nortel swap project in the legacy iPCS markets as described below in
“—Contractual Obligations”. The remaining capital expenditures related mostly to new cell site construction and other network related capital expenditures.

Cash flows used for financing activities for the six months ended June 30, 2005 included $1.6 million for the payment of our CEO’s withholding obligations related to his remaining stock unit awards, which payment was made through the return of shares to the Company.

Principal payments on our long-term debt, other than capital leases, are not due until 2012.  During the six months ended June 30, 2006, we made one semi-annual interest payment on our 11-3/8% senior notes of approximately $7.1 million and one semi-annual interest payment on our 11-1/2% senior notes of approximately $9.5 million.  The interest rates on our senior notes are fixed and therefore the amount of our interest payments would not be impacted by a change in the overall interest rate environment.

Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources

We have identified the following important trends and factors (as well as risks and uncertainties associated with such items) that could impact our future financial performance.  This section should be read in conjunction with the “Risks Related to

Our Business, Strategy and Operations” section found in Item 1A of Part I of our annual report on Form 10-K, filed with the SEC on December 23, 2005, as updated by our quarterly report on Form 10-Q, filed with the SEC on May 12, 2006.

•        Continuing focus on subscriber additions.   We have continued to increase our distribution and marketing efforts, including the opening of new retail stores and exclusive co-branded dealers, to accelerate our subscriber additions. To the extent that we continue to seek to accelerate our subscriber additions, we will incur significant upfront subscriber acquisition expenses (including the customer handset subsidy, commissions and promotional expenses) that initially will result in increased losses and reduced levels of cash flows from operating activities. At the same time, competition in the wireless industry remains intense as more competitors enter the market via MVNO relationships or through the acquisition of new wireless spectrum, such as the FCC’s pending AWS auction.  Unlimited minute and pre-paid plans, neither of which we currently offer, also continue to increase in popularity, offering consumers more alternatives.  Accordingly, we may incur higher per subscriber acquisition expenses and/or offer more aggressive rate plans in order to maintain or achieve our planned growth.  Alternatively, we may not be able to maintain or achieve our planned growth in subscribers or obtain sufficient revenue to achieve and sustain profitability. If we are not able to achieve our planned subscriber growth, it will make it more difficult to obtain sufficient revenue to achieve or sustain profitability.

•        Increasing churn.   We are experiencing a higher churn rate which may be higher in the future. In addition, to the extent our subscriber growth includes a higher percentage of sub-prime credit subscribers, our churn and bad debt expense may increase. If churn continues to increase over the long-term, we would lose the cash flows attributable to these subscribers and have greater than projected losses.

•        Declining voice revenue per subscriber.   Our minutes over plan revenue continues to decrease. The wireless industry is very competitive and continued pressure in pricing is expected in the future as a result of, among other things, increased focus on family plans and overage protection plans. Although we believe that family plans and overage protection plans should improve churn, these plans tend to lower voice revenue on a per subscriber basis. Although the data portion of ARPU is expected to continue to increase as more subscribers utilize data products, declining voice ARPU resulting in lower overall ARPU will make it more difficult to obtain sufficient revenue to achieve or sustain profitability.

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

•        Higher operating costs.   Our operating costs continue to increase due to our larger number of subscribers served, the increased size of our network, increases in roaming expense and an increase in collected revenue, upon which our 8% affiliation fee is calculated. If our subscriber base continues to increase, our operating costs will continue to increase.  In addition, we may incur significant wireless handset costs for existing subscribers who upgrade to a new handset. As our subscriber base matures and technological innovations occur, more existing subscribers may begin to upgrade to new wireless handsets for which we subsidize the cost to the subscriber. We also expect to continue to incur costs related to our litigation with Sprint, though at a decreasing rate as the current litigation winds down. At the same time, a large portion of our ongoing network and general and administrative expenses are fixed. We believe that we need to add more subscribers to recognize increased economies of scale in our business. If we are unable to add more subscribers to our network or continue to improve the efficiencies in our operating costs, results will be negatively affected.

•        Roaming revenue.   A substantial portion of our revenue is derived from roaming revenue from Sprint PCS and other PCS Affiliates of Sprint. The increase in roaming revenue during the three months ended June 30, 2006 was due to an increase in roaming minutes and increased kilobyte traffic. The roaming rate paid to us by Sprint PCS and other PCS Affiliates of Sprint for voice was set at $0.058 per minute of use for the majority of our markets, and for data was set at $0.002 per kilobyte in all of our markets. These rates are fixed through December 31, 2006. Thereafter, the rate will change annually to equal 90% of Sprint PCS’s retail yield for voice usage from the prior year.   The new rate may be lower than our current rate which may have an adverse effect on us. In addition, if we receive fewer roaming minutes or kilobyte traffic on our network, our results of operations will be negatively affected.

•        Increasing capital expenditures.   As we continue to add capacity and coverage to our wireless network, we will incur significant capital expenditures. We currently anticipate that capital expenditures for 2006 will be between $42.0 million and $48.0 million.  We have replaced our equipment in a number of our markets with Nortel equipment pursuant to two agreements with Nortel and we are currently in the process of replacing the Motorola equipment in our remaining markets with Nortel equipment. Changes and upgrades in technology, like EV-DO, may require additional expenditures. Sprint PCS has begun to deploy EV-DO technology in portions of its service area and has stated its intent to cover 190 million people by the end of 2006. To date, we have deployed EV-DO technology in a small portion of our service area. We may elect to deploy EV-DO technology in additional portions of our service area which may significantly increase our capital expenditures and operating expenses. We have not yet determined when, and to what extent, we may further deploy EV-DO throughout our territory. Unforeseen changes in technology and changes in our plans to upgrade or expand our network may require us to spend more money than we expected and have a negative effect on our cash flow.

•        Ongoing Sprint Relationship and Litigation.   We rely on Sprint for a number of important functions, including but not limited to, customer service, billing, long-distance transport services, national network operations, support, inventory logistics support, national advertising, product development, and financial information. Failure of Sprint to provide these and other services on a timely and cost efficient manner would negatively impact our results of operations. Sprint may also make decisions that could reduce our revenues, increase our expenses and/or our capital expenditure requirements and make our affiliate relationships with Sprint less advantageous than expected.  For example, effective January 1, 2007, Sprint has proposed to increase the rates that we currently pay for the back-office functions that we purchase from Sprint. In addition, we filed complaints against Sprint alleging that, among other things, Sprint will breach the exclusivity provisions of our management agreements. An adverse outcome to our proceedings will have a negative effect on our results of operations and our stock price.

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

Commitments and Contingencies

The costs for the services provided by Sprint PCS under our service agreements with Sprint PCS relative to billing, customer care and other back-office functions for the three months ended June 30, 2006 and 2005 were approximately $10.9 million and $5.8 million, respectively.  For the six months ended June 30, 2006 and 2005, we incurred approximately $21.6 million and $11.2 million, respectively, for these same services. Because we incur the majority of these costs on a per subscriber basis, which cost per subscriber is fixed until the end of December 2006, we expect the aggregate cost for such services to increase as the number of our subscribers increases.  Beginning in 2007, the monthly rates for these services will be reset to amounts based on the amount necessary to recover Sprint PCS’s reasonable costs for providing such services.  Sprint has proposed to us monthly rates that would begin on January 1, 2007 that are higher than the rates we currently pay.  We have had, and expect to continue to have, discussions with Sprint regarding the terms and conditions under which we would continue to purchase these services from Sprint after December 31, 2006, if at all. If we cannot agree with Sprint PCS on new rates beyond 2006, we have the option to continue to purchase the Sprint services at Sprint’s proposed rates until an arbitrator resolves the dispute regarding the new rates, or to self-provision or to procure those services elsewhere.

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

Variable interest rates may increase substantially. At June 30, 2006 we have only fixed rate indebtedness under our existing capital leases and the senior notes. To the extent that we incur any floating rate financing in the future, we would be exposed to interest rate risk on such indebtedness.

On July 15, 2005, iPCS Wireless, Inc., a wholly owned subsidiary of iPCS, Inc., filed a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois. On July 22, 2005, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, wholly owned subsidiaries of iPCS, Inc., filed a complaint against Sprint and Sprint PCS and Nextel Communications, Inc. in the Court of Chancery of the State of Delaware, New Castle County. The complaints are substantially similar and allege, among other things, that following the consummation of the merger between Sprint and Nextel, Sprint will breach its exclusivity obligations under our affiliation agreements, as amended. The Company sought, among other things, a temporary restraining order (a TRO), a preliminary injunction and a permanent injunction enjoining Sprint and those acting in concert with it from engaging in certain conduct post-closing that would violate our affiliation agreements with Sprint PCS.

On July 28, 2005, iPCS, Inc. and certain of its wholly owned subsidiaries entered into a Forbearance Agreement (the “Agreement”) with Sprint relating to the complaints filed against Sprint. The Agreement sets forth our agreement that we would not seek a TRO or a preliminary injunction against Sprint so long as Sprint operates the Nextel business subject to the limitations set forth in the Agreement. The Agreement expired on January 1, 2006 in the territory managed by iPCS Wireless, Inc., but remains in effect in the legacy Horizon PCS territory until a ruling is issued in the Delaware Court of Chancery.

The trial in the Delaware Court of Chancery occurred from January 9 to January 23, 2006 and closing arguments were held on April 4, 2006. The Court continues to deliberate the case and we expect a ruling in the near term.

The trial in Cook County Circuit Court occurred intermittently from March 9 to July 10, 2006.  Post-trial briefing is expected to be concluded by mid-August, after which time the Court will deliberate the case and issue a ruling.  We expect the Court to issue a ruling in 2006.

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

•                         rank senior in right of payment to all our future subordinated indebtedness; and

•                         are unconditionally guaranteed by our domestic restricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc. and Bright Personal Communication Services, LLC and any new domestic restricted subsidiaries of ours.

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

11-1/2% Senior Notes:   Interest on our 11-1/2% senior notes is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2004 to the holders of record on the immediately preceding April 15 and October 15. At any time prior to May 1, 2007, we may redeem up to 35% of the aggregate principal amount of the 11-1/2% senior notes at a redemption price of 111.50% of the principal amount thereof, plus accrued and unpaid interest, and liquidated damages (as defined in the indenture), if applicable, to the redemption date with the net cash proceeds of a sale of our equity interests or a contribution to our common equity capital; provided that:

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

11-3/8% Senior Notes:   Interest on our 11-3/8 % senior notes is payable semi-annually in arrears on July 15 and January 15, commencing on January 15, 2005 to the holders of record on the immediately preceding July 1 and January 1. At any time prior to July 15, 2007, we may redeem up to 35% of the aggregate principal amount of the 11-3/8% senior notes at a redemption price of 111.375% of the principal amount thereof, plus accrued and unpaid interest, and liquidated damages (as defined in the indenture), if applicable, to the redemption date with the net cash proceeds of a sale of our equity interests or a contribution to our common equity capital; provided that:

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

On December 31, 2005, we signed a letter of agreement with Nortel Networks to replace the Motorola equipment currently deployed in our Pennsylvania, New York, New Jersey and Maryland markets with Nortel equipment.  Under the terms of the agreement, we are required to purchase equipment necessary to replace 425 existing base stations and related network infrastructure, plus various additional equipment to support future network footprint and capacity expansion, totaling approximately $16.5 million, with an option to purchase additional network enhancement equipment totaling $0.5 million.  On March 21, 2006, we amended the terms of this agreement accelerating payments for equipment totaling $4.0 million from 2007 to 2006.  As of June 30, 2006, we had purchased $12.0 million of the required $16.5 million of equipment under this agreement.  Accordingly, we are required to purchase an additional $4.5 million of equipment under this agreement.

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

(b)    Changes in Internal Controls over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)    We place reliance on Sprint PCS to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS Affiliates of Sprint. To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70. Our agreements with Sprint provide that Sprint will provide us with this report twice annually. The most recent report provided to us was as of September 30, 2005.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See  — “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Commitments and Contingencies” of this report.

In addition to the above, from time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business.  We are not currently a party to any such legal proceedings, the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.   RISK FACTORS

You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, are not the only ones facing us. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

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
Timothy M. Yager President and Chief Executive Office (Principal Executive Officer)

Date: July 28, 2006
	By:	/s/ STEBBINS B. CHANDOR, JR.
Stebbins B. Chandor, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 28, 2006