Form 10-Q
period 2006-09-30
iPCS, INC
filed 2006-11-13
CIK 1108727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☒ No ☐

As of November 10, 2006, there were 16,700,154 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share and per share amounts)

	September 30, 2006	September 30, 2005 (a)

Assets
Current Assets:
Cash and cash equivalents	$103,158	$98,107
Investments	11,578	16,700
Accounts receivable, net of allowance for doubtful accounts of $4,657 and $3,653, respectively	29,317	25,601
Receivable from Sprint (Note 4)	38,694	30,837
Inventories, net of reserves for excess/obsolescence of $359 and $338, respectively (Note 4)	3,905	3,179
Prepaid expenses	6,105	5,717
Other current assets	444	4,092
Total current assets	193,201	184,233
Property and equipment, net (Note 5)	137,958	153,504
Financing costs	8,079	9,590
Customer activation costs	2,698	1,003
Intangible assets, net (Note 6)	140,843	178,800
Goodwill (Note 6)	141,783	146,391
Other assets	370	469
Total assets	$624,932	$673,990

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,976	$4,322
Accrued expenses	27,542	33,275
Payable to Sprint (Note 4)	45,684	41,135
Deferred revenue	10,710	10,486
Current maturities of long-term debt and capital lease obligations (Note 7)	14	17
Total current liabilities	89,926	89,235
Customer activation fee revenue	2,698	1,003
Other long-term liabilities	6,039	9,112
Long-term debt and capital lease obligations, excluding current maturities (Note 7)	302,471	304,558
Total liabilities	401,134	403,908
Commitments and contingencies (Note 10)

Stockholders’ Equity:

Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 16,704,851 and 16,635,482 shares issued and outstanding, respectively	167	166
Additional paid-in-capital	331,789	328,202
Unearned compensation	—	(1,372)
Accumulated deficiency	(108,158)	(56,914)
Total stockholders’ equity	223,798	270,082
Total liabilities and stockholders’ equity	$624,932	$673,990

(a)             Derived from the Company’s audited financial statements as of September 30, 2005.

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenues:
Service revenue	$79,300	$70,191	$232,021	$150,592
Roaming revenue	43,728	36,169	116,888	67,211
Equipment and other	3,578	2,723	10,556	6,247
Total revenues	126,606	109,083	359,465	224,050
Operating Expenses:
Cost of service and roaming (exclusive of depreciation, as shown separately below)	(72,916)	(61,194)	(206,567)	(123,359)
Cost of equipment	(10,893)	(9,318)	(30,290)	(21,540)
Selling and marketing	(17,262)	(17,267)	(51,366)	(34,570)
General and administrative	(4,352)	(6,454)	(17,220)	(11,098)
Depreciation (Note 5)	(11,705)	(14,549)	(39,032)	(45,241)
Amortization of intangible assets (Note 6)	(9,490)	(9,423)	(28,468)	(15,078)
Loss on disposal of property and equipment	(97)	(55)	(510)	(128)
Total operating expenses	(126,715)	(118,260)	(373,453)	(251,014)
Operating loss	(109)	(9,177)	(13,988)	(26,964)
Interest income	1,415	868	3,883	1,645
Interest expense	(8,026)	(7,991)	(24,043)	(17,952)
Other income	37	39	91	49
Loss before benefit from income taxes	(6,683)	(16,261)	(34,057)	(43,222)
Benefit from income taxes	—	—	—	—
Net loss	$(6,683)	$(16,261)	$(34,057)	$(43,222)

Basic and diluted loss per share of common stock	$(0.40)	$(0.99)	$(2.04)	$(3.70)
Weighted average common shares outstanding	16,704,673	16,434,938	16,697,860	11,681,468

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Cash Flows from Operating Activities:
Net loss	$(34,057)	$(43,222)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of property and equipment	510	128
Depreciation and amortization	67,500	60,319
Non-cash interest expense net of amortization of debt fair value adjustment	(488)	287
Stock-based compensation expense	1,712	1,178
Provision for doubtful accounts	6,522	1,319
Purchases of investments	(11,578)	(2,650)
Sales of investments	—	2,750
Changes in assets and liabilities:
Accounts receivable	(4,810)	(1,141)
Receivable from Sprint	5,500	(10,559)
Inventories, net	(322)	(967)
Prepaid expenses, other current and long term assets	(744)	319
Accounts payable, accrued expenses and other long term liabilities	(643)	1,159
Payable to Sprint	(14,520)	7,154
Deferred revenue	1,416	740
Net cash flows from operating activities	15,998	16,814
Cash Flows from Investing Activities:
Cash acquired in acquisition	—	19,935
Purchases of property and equipment	(28,723)	(11,669)
Proceeds from disposition of property and equipment	3,917	5,231
Net cash flows from investing activities	(24,806)	13,497
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	1,137	9,536
Stock purchased and retirements	—	(1,626)
Payments on capital lease obligations	(8)	(20)
Debt financing costs	—	(52)
Net cash flows from financing activities	1,129	7,838
Net increase/(decrease) in cash and cash equivalents	(7,679)	38,149
Cash and cash equivalents at beginning of period	110,837	59,958
Cash and cash equivalents at end of period	$103,158	$98,107

Supplemental disclosure of cash flow information- cash paid for interest	$23,706	$16,597
Supplemental disclosure for non-cash investing activities:
Capitalized interest	$456	$191
Accounts payable and accrued expenses incurred for the acquisition of property, equipment and construction in progress	4,674	5,301

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

The unaudited consolidated balance sheet as of September 30, 2006 and 2005, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2006 and 2005, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three or nine months ended September 30, 2006, are not indicative of the results that may be expected for the full year 2006.

The PCS market is characterized by significant risks as a result of rapid changes in technology and increasing competition. The Company’s continuing operations are dependent upon Sprint’s ability to perform its obligations under the affiliation agreements. In addition, the Company must be able to attract and maintain a sufficient customer base and achieve satisfactory growth while successfully managing operations to generate enough cash from operations to meet future obligations. Changes in technology, increased competition, or the inability to obtain required financing or achieve and maintain break-even operating cash flow, among other factors, could have an adverse effect on the Company’s financial position and results of operations.

(2)  Summary of Significant Accounting Policies

Loss Per Share:

Basic and diluted loss per share for the Company are calculated by dividing the net loss by the weighted average number of shares of common stock of the Company. The calculation was made in accordance with SFAS No. 128, “Earnings Per Share.” The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed exercise of stock options is antidilutive. Potential common shares excluded from the loss per share computations for each of the three months and nine months ended September 30, 2006 and 2005 were 719,812 and 837,784, respectively.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies to fair-value measurements that are already required or permitted by existing standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and nullifies the Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model.  SFAS No. 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company does not anticipate that the implementation of SFAS No. 157 will have a material impact on its financial position, results of operations and cash flows.

On July 13, 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The Company does not anticipate that the implementation of FIN 48 will have a material impact on its financial position, results of operations and cash flows.

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

The unaudited pro forma condensed consolidated statement of operations for the nine months ended September 30, 2005, set forth below, presents the results of operations as if the merger had occurred at the beginning of the period and are not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such period.

For the Nine Months Ended September 30, 2005

Total revenues (in thousands)	$313,021
Net loss (in thousands)	(72,811)
Basic and diluted loss per share of common stock	$(4.47)
Weighted average shares outstanding	16,297,794

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

For the three months ended September 30, 2006, and for the nine months ended September 30, 2006 and 2005, approximately 97% of the Company’s revenue was derived from data provided by Sprint. For the three months ended September 30, 2005, approximately 98% of the Company’s revenue was derived from data provided by Sprint.  For the three months ended September 30, 2006 and 2005, approximately 67% of the Company’s cost of service and roaming was derived from data provided by Sprint. For the nine months ended September 30, 2006 and 2005, approximately 68% and 69%, respectively, of the Company’s cost of service and roaming was derived from data provided by Sprint. The Company reviews all charges from Sprint and disputes certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint can charge the Company for certain expenses under the terms of the Sprint agreements. At September 30, 2006 and 2005, the Company had approximately $0.1 million and $0.2 million, respectively, in disputed charges.

Amounts relating to the Sprint agreements for the three months and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Amounts included in the Consolidated Statements of Operations:
Service revenue	$79,300	$70,191	$232,021	$150,592
Roaming revenue	$43,728	$36,169	$116,888	$67,211
Cost of service and roaming:
Roaming	$28,177	$20,923	$76,698	$42,180
Customer service	11,224	10,367	32,843	21,599
Affiliation fees	6,054	5,704	18,183	12,082
Long distance	3,206	3,075	9,272	6,333
Other	408	1,230	3,373	2,921
Total cost of service and roaming	$49,069	$41,299	$140,369	$85,115
Cost of equipment	$10,893	$9,318	$30,290	$21,540
Selling and marketing	$3,646	$5,351	13,153	$9,207

	September 30, 2006	September 30, 2005
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$38,694	$30,837
Inventories, net	3,905	3,179
Payable to Sprint	45,684	41,135

(5)  Property and Equipment

Property and equipment consists of the following at September 30, 2006 and 2005 (in thousands):

	September 30, 2006	September 30, 2005
Network assets	$206,135	$177,200
Computer equipment	4,089	1,603
Furniture, fixtures, and office equipment	6,861	5,105
Vehicles	316	396
Construction in progress	11,703	10,105
Total property and equipment	229,104	194,409
Less accumulated depreciation and amortization	(91,146)	(40,905)
Total property and equipment, net	$137,958	$153,504

On March 21, 2006, the Company amended the payment terms of the letter of agreement with Nortel Networks to replace the Motorola equipment currently deployed in the Company’s Pennsylvania, New York, New Jersey and Maryland markets with Nortel equipment (see Note 10). This amendment accelerated payments for equipment totaling $4.0 million from 2007 to 2006;

thereby, reducing the original timeline to complete this project. Because of this amendment, the estimated remaining useful life of the Motorola equipment was shortened by approximately nine months, resulting in additional depreciation expense of approximately $2.4 million for the nine months ended September 30, 2006.

As a result of the Company’s decision to replace the Lucent equipment in its Michigan markets with Nortel equipment, the estimated remaining useful life of the Lucent equipment was shortened by approximately 3 years.   In addition, on April 5, 2005, the Company signed an agreement with Teltech Communications, L.L.C (“Teltech”) to sell the Company’s Lucent equipment for approximately $4.3 million, which adjusted the salvage value of the equipment.  The assets were fully depreciated at June 30, 2005; however, the effect of both of these changes resulted in additional depreciation expense of approximately $13.6 million in the nine months ended September 30, 2005.  As of September 30, 2006, the Company had received the $4.3 million from Teltech.

(6)  Intangible Assets and Goodwill

As a result of the Company’s reorganization in 2004 and in accordance with fresh-start accounting under SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, the Company revalued its assets to their estimated fair values and the Company recorded intangible assets of $19.0 million relating to the fair value of the customer base and $59.5 million relating to the fair value of the right to provide service under the Sprint affiliation agreements.

In connection with the merger with Horizon PCS (see Note 3), the Company allocated portions of the purchase price to identifiable intangible assets consisting of the right to provide service under the Sprint affiliation agreements, the acquired customer base, and an FCC license for a small market in Ohio. The amount allocated to the right to provide service under the Sprint affiliation agreements, the customer base and the FCC license was $67.0 million, $53.0 million, and $1.5 million, respectively. In addition, the excess of the purchase price over the fair value of the net assets acquired, including these identifiable intangible assets, which totaled $141.8 million was recorded as goodwill. The goodwill is not deductible for income taxes.

Changes in the carrying amount of goodwill are as follows (in thousands):

	September 30, 2006	September 30, 2005
Goodwill, beginning of period	$146,391	$—
Goodwill related to acquisitions	(4,608)	146,391
Goodwill, end of period	$141,783	$146,391

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

The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at September 30, 2006 and 2005 are as follows (in thousands):

	September 30, 2006
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$1,500	$—	$1,500
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(15,574)	110,947
Customer base	30 months	71,956	(43,560)	28,396
	117 months	$199,977	$(59,134)	$140,843

	September 30, 2005
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$1,500	$—	$1,500
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(6,399)	120,122
Customer base	30 months	71,956	(14,778)	57,178
	117 months	$199,977	$(21,177)	$178,800

The amortization expense for the three months ended September 30, 2006 and 2005 was $9.5 million and $9.4 million, respectively. The amortization expense for the nine months ended September 30, 2006 and 2005 was $28.5 million and $15.1 million, respectively. Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year Ended December 31
2006	$37,958
2007	30,376
2008	9,176
2009	9,176
2010	9,176
Thereafter	71,949
Total	$167,811

(7) Long-Term Debt

Long-term debt consists of the following at September 30, 2006 and September 30, 2005 (in thousands):

	September 30, 2006	September 30, 2005
Senior notes 11-1/2% $165 million due 2012	$165,000	$165,000
Senior notes 11-3/8% $125 million due 2012	125,000	125,000
Unamortized fair value adjustment for 11-3/8% senior notes	12,096	14,169
Capital lease obligations	389	406
Total long-term debt and capital lease obligations	302,485	304,575
Less: current maturities	(14)	(17)
Long-term debt and capital lease obligations, excluding current maturities	$302,471	$304,558

In connection with the merger of Horizon PCS (see Note 3), the allocation of the purchase price resulted in an increase of the value of the 11-3/8% senior notes of approximately $14.7 million, which is recorded as long-term debt in the Consolidated Balance Sheets. This amount will be amortized over the remaining life of the 11-3/8% senior notes as a reduction to interest expense. For the three months and nine months ended September 30, 2006, the reduction to interest expense was approximately $0.5 million and $1.6 million, respectively. This amortization will not increase the principal amount due to the 11-3/8% senior note holders or reduce the amount of interest owed to the 11-3/8% senior note holders.

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

(8)  Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three months or nine months ended September 30, 2006 and 2005 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception.

(9)  Stock-Based Compensation

The Company has two long-term incentive plans currently in place.  The iPCS 2004 long-term incentive plan, as amended (the “iPCS Plan”), was approved by the Company’s board of directors as provided by the Company’s plan of reorganization. The Horizon PCS 2004 stock incentive plan, as amended (the “Horizon Plan”), was assumed by the Company in its merger with Horizon PCS, Inc. effective July 1, 2005 (see Note 3).

iPCS Plan.  Under the iPCS Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards and cash incentive awards. All of the stock options and restricted stock awarded to date under the iPCS Plan have a ten-year life with vesting on a quarterly basis over four years for employees, and over one year for directors. The iPCS Plan has been amended twice to increase the number of shares available for issuance thereunder.  On May 5, 2005, the iPCS Plan was amended to increase the number of shares available for issuance by 250,000 shares, and on September 28, 2006, the iPCS Plan was amended to increase the number of shares available for issuance by 500,000 shares.  In connection with the second amendment to the iPCS Plan, the Horizon Plan (discussed below) was amended to decrease the number of shares available for issuance thereunder by 211,227.  Each of these amendments was approved by the Company’s stockholders.  Giving effect to these amendments, the total number of shares that may be awarded under the iPCS Plan is 1.75 million shares of common stock, of which amount, 838,698 shares remain available for awards as of September 30, 2006.

Horizon Plan.  Under the Horizon Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive or non-qualified stock options or stock appreciation rights. All of the stock options issued to date under the Horizon Plan have a ten-year life and vest equally in six-month increments over three years from the date of grant. As discussed above, in connection with the most recent amendment to the iPCS Plan, the Horizon Plan was amended to decrease the number of shares available for issuance thereunder by 211,227.  This amendment was approved by the Company’s stockholders.  Giving effect to this amendment, the total number of shares that may be granted under the Horizon Plan is 551,000 shares of common stock, which equals the number of shares underlying awards previously made under the Horizon Plan.

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

The following table shows stock-based compensation expense by type of share-based award for the three months and nine months ended September 30, 2006 and 2005 included in the consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Restricted stock	$25	$25	$75	$72
Amortization of unearned compensation of stock option awards	89	528	270	528
Fair value expense of stock option awards	280	223	1,367	578
Total stock-based compensation	$394	$776	$1,712	$1,178

The following table shows the total remaining unrecognized compensation cost related to: restricted stock grants, unearned compensation of stock option awards, and fair value expense of stock option awards; as well as the weighted average remaining required service period over which such costs will be recognized:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period (in years)
	(in millions)
Restricted stock	$0.2	1.9
Unearned compensation of stock option awards	0.4	1.0
Fair value expense of stock option awards	3.4	1.7

Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Cost of service and roaming	$24	$41	$86	$56
Sales and marketing	71	65	339	78
General and administrative	299	670	1,287	1,044
Total stock-based compensation	$394	$776	$1,712	$1,178

The following is a summary of options activity under the Company’s long-term incentive plans for the nine months ended September 30, 2006:

	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 31, 2005	773,086	$16.73
Exercised	(49,541)	23.00
Forfeited	(3,733)	23.00
Options outstanding as of September 30, 2006	719,812	$16.27

The following is a summary of options outstanding and exercisable at September 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(in thousands)				(in thousands)
$10.27	446,875	7.80	$10.27		242,342	7.80	$10.27
$19.00	47,000	7.90	19.00		25,125	7.90	19.00
$23.00-$25.60	158,187	8.08	23.60		74,101	8.08	23.49
$35.00-$40.50	67,750	8.81	36.85		52,109	8.79	35.75
	719,812	7.97	$16.27	$26,834	393,677	7.99	$16.69	$14,511

Prior to October 1, 2005, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee and director stock options. The Company did not record any stock-based compensation expense for stock option awards prior to October 1, 2005 because all stock option awards were granted at fair market value; however, there were no stock option grants in the nine months ended September 30, 2005.

In connection with the Company’s merger with Horizon PCS (see Note 3), four former directors resigned from the Company’s board of directors.  Effective with their resignation, the Company amended each of these director’s stock option award agreements to extend the termination date of these director’s options from 90 days to 210 days post-resignation.  As a result of these amendments, the Company recorded additional stock-based compensation expense of approximately $0.2 million and $0.6 million for the three months and nine months ended September 30, 2005, respectively. The amount of stock-based compensation expense was calculated using the intrinsic value method.

As part of the Company’s reorganization, the Company awarded Mr. Timothy M. Yager, the Company’s former chief restructuring officer and current chief executive officer, 250,000 stock and stock unit awards as consideration for facilitating the Company’s emergence from bankruptcy.  Per the terms of this award agreement Mr. Yager was allowed to surrender shares to the

Company as repayment for his withholding obligations.  During the nine months ended September 30, 2005, Mr. Yager surrendered approximately 46,000 shares as payment for his tax withholding obligations of approximately $1.6 million related to the delivery of the remaining 125,000 shares to Mr. Yager pursuant to the stock unit award.

Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123 “Accounting for Stock-Based Compensation.”  For the nine months ended September 30, 2005, if compensation expense for the stock option grants had been determined on fair value at the grant date consistent with the requirements of SFAS No. 123, the Company’s net loss and net loss per common share would have been the pro forma amounts below:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net loss (in thousands):
As reported	$(16,261)	$(43,222)
Plus non-cash stock compensation in accordance with SFAS No. 123	(411)	(1,113)
Pro forma	$(16,672)	$(44,335)
Basic and diluted loss per common share:
As reported	$(0.99)	$(3.70)
Pro forma	$(1.01)	$(3.80)

(10)  Commitments and Contingencies

Commitments

On December 31, 2005, the Company signed a letter of agreement with Nortel Networks to replace the Company’s Motorola equipment currently deployed in its Pennsylvania, New York, New Jersey and Maryland markets with Nortel equipment. Under the terms of the agreement, the Company is required to purchase equipment necessary to replace 425 existing base stations and related network infrastructure, plus various additional equipment to support future network footprint and capacity expansion, totaling approximately $16.5 million, with an option to purchase additional equipment totaling $0.5 million. On March 21, 2006, the Company amended the terms of this agreement accelerating payments for equipment totaling $4.0 million from 2007 to 2006. As of September 30, 2006, the Company had purchased $15.5 million of the required $16.5 million of equipment under this agreement. Accordingly, the Company is required to purchase an additional $1.0 million of equipment under this agreement.

On July 15, 2005, iPCS Wireless, Inc., a wholly owned subsidiary of iPCS, Inc., filed a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois. On July 22, 2005, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, wholly owned subsidiaries of iPCS, Inc., filed a complaint against Sprint and Sprint PCS and Nextel Communications, Inc. in the Court of Chancery of the State of Delaware, New Castle County. The complaints allege, among other things, that following the consummation of the merger between Sprint and Nextel, Sprint will breach its exclusivity obligations under our affiliation agreements, as amended. The Company sought, among other things, a temporary restraining order (a TRO), a preliminary injunction and a permanent injunction enjoining Sprint and those acting in concert with it from engaging in certain conduct post-closing that would violate our affiliation agreements with Sprint PCS.

On July 28, 2005, iPCS, Inc. and certain of its wholly owned subsidiaries entered into a Forbearance Agreement with Sprint relating to the complaints filed against Sprint. The Forbearance Agreement sets forth the Company’s agreement that it would not seek a TRO or a preliminary injunction against Sprint so long as Sprint operates the Nextel business subject to the limitations set forth in the Forbearance Agreement.  Although the Forbearance Agreement expired on January 1, 2006 in the territory managed by iPCS Wireless and on August 4, 2006 in the territory managed by Horizon Personal Communications and Bright Personal Communications Services, Sprint committed to continue to abide by the terms of the Forbearance Agreement in the territory managed iPCS Wireless during the pendency of Sprint’s appeal of the Illinois court (discussed below).

The trial in the Delaware court occurred in January 2006.  On August 4, 2006, the Delaware court issued its decision and, on September 7, 2006 issued a final order and judgment effecting its decision.  The final order and judgment provides that:

•                  Sprint will violate the implied duty of good faith and fair dealing if it offers iDEN products and services using the same Sprint brand and marks that plaintiffs (Horizon Personal Communications and Bright Personal Communications Services) have used or are using in connection with their sale of Sprint PCS Products and Services (the “Sprint pcs brand and/or marks”) or a brand or mark confusingly similar to the Sprint pcs brand or marks in plaintiffs’ Service Areas.  Sprint may re-brand the legacy Nextel stores in plaintiffs’ Service Areas, but it must do so in a way that does not create a likelihood of confusion in the minds of consumers as to the sponsor of the store or which products and services are available in it, and it may not use the new Sprint logo.

•                  Within plaintiffs’ Service Areas, Sprint and those acting in concert with it are enjoined from:

•                  offering iDEN products and services that use the same or confusingly similar brands or marks as the Sprint pcs brand or marks; provided that Sprint is not enjoined or otherwise prohibited from conducting national advertising offering iDEN products and services that use the same or similar brands and marks as the Sprint pcs brands or marks, subject to appropriate disclaimers regarding availability in certain markets; and

•                  re-branding the legacy Nextel stores with the new Sprint logo or the same or confusingly similar brands or marks as the Sprint pcs brand and marks.

•                  In light of certain operational and confidentiality representations made by Sprint, plaintiffs’ claims and requests for relief against such future Sprint behavior were deemed not ripe for adjudication and therefore denied.  If, however, Sprint in the future breaches these representations, the court will promptly entertain a request for appropriate relief.

•                  Plaintiffs’ claims for tortious interference and civil conspiracy against Nextel were dismissed with prejudice.

The trial in the Illinois court occurred intermittently from early March to early July 2006.  On August 14, 2006, the Illinois court issued its decision and on September 20, 2006 issued a final order effecting its decision.  The final order provides that:

•                  Within 180 days of the date of the final order, Sprint and those acting in concert with it must cease owning, operating, and managing the Nextel wireless network in iPCS Wireless’s territory.

•                  Sprint shall continue to comply with all terms and conditions of the Forbearance Agreement.

On September 28, 2006, Sprint appealed the ruling of the Illinois trial court to the Appellate Court of Illinois, First Judicial District.  In early October 2006, Sprint requested a stay of the Illinois trial court’s order pending appeal and an accelerated appeal.  On October 13, 2006, the Illinois appellate court denied Sprint’s request for an accelerated appeal and ordered a stay of the Illinois trial court’s order pending appeal on the condition that (i) Sprint continue to comply with the Forbearance Agreement and (ii) Sprint comply with the September 7, 2006 order of the Delaware court, in both cases, only with respect to iPCS Wireless’s territory.  Accordingly, Sprint must comply with the Forbearance Agreement, as well as the order of the Delaware court, in iPCS Wireless’s territory pending a decision from the Illinois appellate court, which we expect by mid to late 2007.

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

(11)                               Tower Sales

On September 4, 2004, the Company signed an agreement with TCP Communications, LLC (“TCP”) whereby the Company agreed to sell up to 92 of its owned towers to TCP.  During the nine months ended September 30, 2005, the Company sold 8 towers and received proceeds for these and previous sales to TCP of $1.4 million.

On May 25, 2005, the Company signed an agreement with Global Tower, LLC whereby the Company agreed to sell its remaining 16 towers to Global Tower.  During the three months ended September 30, 2005, the Company sold these 16 towers to Global Tower for approximately $2.8 million.

(12) Consolidating Financial Information

The 11-1/2 % senior notes and the 11-3/8 % senior notes are fully, unconditionally and joint and severally guaranteed by the Company’s domestic restricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, which are wholly owned subsidiaries of iPCS, Inc. The following consolidating financial information as of September 30, 2006 and 2005 and for the three months and nine months ended September 30, 2006 and 2005 is presented for iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC (in thousands):

iPCS, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
as of September 30, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$73,452	$—	$29,498	$208	$—	$103,158
Other current assets	136,415	69,381	35,360	83,478	63,018	(297,609)	90,043
Total current assets	136,415	142,833	35,360	112,976	63,226	(297,609)	193,201
Property and equipment, net	—	62,248	8,027	53,593	14,161	(71)	137,958
Goodwill and intangible assets, net	—	52,181	—	171,623	58,822	—	282,626
Other non-current assets	5,014	1,557	—	3,830	746	—	11,147
Investment in subsidiaries	259,386	—	—	—	—	(259,386)	—
Total assets	$400,815	$258,819	$43,387	$342,022	$136,955	$(557,066)	$624,932
Current liabilities	$12,017	$218,618	$42	$108,492	$48,437	$(297,680)	$89,926
Long-term debt	165,000	376	—	104,796	32,299	—	302,471
Other long-term liabilities	—	3,766	—	4,634	337	—	8,737
Total liabilities	177,017	222,760	42	217,922	81,073	(297,680)	401,134
Stockholders’ equity (deficiency)	223,798	36,059	43,345	124,100	55,882	(259,386)	223,798
Total liabilities and stockholders’ equity (deficiency)	$400,815	$258,819	$43,387	$342,022	$136,955	$(557,066)	$624,932

iPCS, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
as of September 30, 2005

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$75,805	$—	$22,112	$190	$—	$98,107
Other current assets	150,398	41,314	24,967	49,848	23,720	(204,121)	86,126
Total current assets	150,398	117,119	24,967	71,960	23,910	(204,121)	184,233
Property and equipment, net	—	72,503	15,256	48,476	17,363	(94)	153,504
Goodwill and intangible assets, net	—	63,868	—	195,056	66,267	—	325,191
Other non-current assets	5,912	1,033	—	3,172	945	—	11,062
Investment in subsidiaries	288,666	—	—	—	—	(288,666)	—
Total assets	$444,976	$254,523	$40,223	$318,664	$108,485	$(492,881)	$673,990
Current liabilities	$9,894	$220,007	$29	$42,372	$21,148	$(204,215)	$89,235
Long-term debt	165,000	389	—	106,381	32,788	—	304,558
Other long-term liabilities	—	2,970	—	6,946	199	—	10,115
Total liabilities	174,894	223,366	29	155,699	54,135	(204,215)	403,908
Stockholders’ equity (deficiency)	270,082	31,157	40,194	162,965	54,350	(288,666)	270,082
Total liabilities and stockholders’ equity (deficiency)	$444,976	$254,523	$40,223	$318,664	$108,485	$(492,881)	$673,990

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$70,941	$1,031	$18,874	$36,791	$(1,031)	$126,606
Cost of revenues	—	(46,536)	—	(17,855)	(20,449)	1,031	(83,809)
Selling and marketing	—	(9,490)	—	(4,605)	(3,167)	—	(17,262)
General and administrative	(500)	(1,991)	—	(605)	(1,256)	—	(4,352)
Depreciation and amortization	—	(8,234)	(1,165)	(9,069)	(2,727)	—	(21,195)
Gain (loss) on disposal of property and equipment	—	(83)	91	(111)	—	6	(97)
Total operating expenses	(500)	(66,334)	(1,074)	(32,245)	(27,599)	1,037	(126,715)
Other, net	(4,968)	157	930	(1,964)	(729)	—	(6,574)
Loss in subsidiaries	(1,221)	—	—	—	—	1,221	—
Net income (loss)	$(6,689)	$4,764	$887	$(15,335)	$8,463	$1,227	$(6,683)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2005

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$61,795	$1,321	$31,209	$16,079	$(1,321)	$109,083
Cost of revenues	—	(40,243)	—	(22,126)	(9,465)	1,322	(70,512)
Selling and marketing	—	(9,688)	—	(5,182)	(2,397)	—	(17,267)
General and administrative	(95)	(3,163)	—	(2,696)	(500)	—	(6,454)
Depreciation and amortization	—	(8,431)	(1,415)	(10,423)	(3,703)	—	(23,972)
Gain (loss) on disposal of property and equipment	—	(61)	—	1	—	5	(55)
Total operating expenses	(95)	(61,586)	(1,415)	(40,426)	(16,065)	1,327	(118,260)
Other, net	(4,967)	(170)	724	(2,002)	(669)	—	(7,084)
Loss in subsidiaries	(11,205)	—	—	—	—	11,205	—
Net income (loss)	$(16,267)	$39	$630	$(11,219)	$(655)	$11,211	$(16,261)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$201,776	$3,422	$102,739	$54,950	$(3,422)	$359,465
Cost of revenues	—	(132,889)	—	(73,566)	(33,824)	3,422	(236,857)
Selling and marketing	—	(27,947)	—	(16,092)	(7,327)	—	(51,366)
General and administrative	(1,584)	(8,751)	(1)	(5,367)	(1,517)	—	(17,220)
Depreciation and amortization	—	(25,828)	(3,746)	(29,671)	(8,255)	—	(67,500)
Gain (loss) on disposal of property and equipment	—	(440)	195	(283)	—	18	(510)
Total operating expenses	(1,584)	(195,855)	(3,552)	(124,979)	(50,923)	3,440	(373,453)
Other, net	(14,905)	235	2,594	(5,810)	(2,183)	—	(20,069)
Loss in subsidiaries	(17,586)	—	—	—	—	17,586	—
Net income (loss)	$(34,075)	$6,156	$2,464	$(28,050)	$1,844	$17,604	$(34,057)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2005

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$176,762	$3,988	$31,209	$16,079	$(3,988)	$224,050
Cost of revenues	—	(117,297)	—	(22,126)	(9,465)	3,989	(144,899)
Selling and marketing	—	(26,991)	—	(5,182)	(2,397)	—	(34,570)
General and administrative	(846)	(7,055)	(1)	(2,696)	(500)	—	(11,098)
Depreciation and amortization	—	(41,987)	(4,206)	(10,423)	(3,703)	—	(60,319)
Gain (loss) on disposal of property and equipment	—	(144)	—	1	—	15	(128)
Total operating expenses	(846)	(193,474)	(4,207)	(40,426)	(16,065)	4,004	(251,014)
Other, net	(14,904)	(710)	2,027	(2,002)	(669)	—	(16,258)
Loss in subsidiaries	(27,488)	—	—	—	—	27,488	—
Net income (loss)	$(43,238)	$(17,422)	$1,808	$(11,219)	$(655)	$27,504	$(43,222)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Operating activities	$—	$8,718	$(2,389)	$8,183	$1,486	$—	$15,998
Investing activities	—	(5,388)	2,389	(19,784)	(2,023)		(24,806)
Financing activities	—	1,129	—	—	—	—	1,129
Increase (decrease) in cash and cash equivalents	—	4,459	—	(11,601)	(537)	—	(7,679)
Cash and cash equivalents at beginning of period	—	68,993	—	41,099	745	—	110,837
Cash and cash equivalents at end of period	$—	$73,452	$—	$29,498	$208	$—	$103,158

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Operating activities	$1,294	$18,383	$266	$(2,679)	$(465)	$15	$16,814
Investing activities	—	(11,682)	(266)	24,805	655	(15)	13,497
Financing activities	(1,294)	9,146	—	(14)	—	—	7,838
Increase in cash or cash equivalents	—	15,847	—	22,112	190	—	38,149
Cash and cash equivalents at beginning of period	—	59,958	—	—	—	—	59,958
Cash and cash equivalents at end of period	$—	$75,805	$—	$22,112	$190	$—	$98,107

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

Statements in this quarterly report on Form 10-Q regarding Sprint or Sprint PCS are derived from information contained in our affiliation agreements with Sprint PCS, periodic reports and other documents filed by Sprint with the SEC. This quarterly report on Form 10-Q contains trademarks, service marks and trade names of companies and organizations other than us. Other than with respect to Sprint PCS, our use or display of other parties’ trade names, trademarks or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, the trade name or trademark owners.

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

•                     the impact and final outcome of our litigation against Sprint, Nextel and Sprint PCS, as well as the impact and outcome of the other litigation involving Sprint, Sprint PCS and another PCS Affiliate of Sprint;

•                     changes in Sprint’s affiliation strategy as a result of the Sprint/Nextel merger and Sprint’s recent acquisitions of other PCS Affiliates of Sprint;

•                     the ability of Sprint PCS to alter the terms of our affiliation agreements with it, including fees paid or charged to us and other program requirements;

•                     our dependence on back office services, such as billing and customer care, provided by Sprint PCS, and the costs we incur to obtain such services;

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157,  “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies to fair-value measurements that are already required or permitted by existing standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and nullifies the Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model.  SFAS No. 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We do not anticipate that the implementation of SFAS No. 157 will have a material impact on our financial position, results of operations and cash flows.

On July 13, 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.   We do not anticipate that the implementation of FIN 48 will have a material impact on our financial position, results of operations and cash flows

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) using the modified prospective method. The adoption of this standard requires the recognition of compensation expense for all share based payment award transactions measured at fair value. Under the modified prospective method, SFAS No. 123R requires compensation cost to be recognized for 1) all share-based compensation expense arrangements granted after the adoption date and 2) all remaining unvested share-based compensation arrangements granted prior to the adoption date. Results for prior periods have not been restated.

Prior to October 1, 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our employee and director stock options. We did not record any stock-based compensation expense for stock option grants prior to October 1, 2005 because all stock option awards were granted at fair market value.

For the three months and nine months ended September 30, 2006, we recorded total stock-based compensation expense of approximately $0.4 million and $1.7 million, respectively, compared to approximately $0.8 million and $1.2 million, respectively for the three months and nine months ended September 30, 2005. For more information regarding the impact of the adoption of SFAS No. 123R and the comparison of results of operations for both the three months and the nine months ended September 30, 2006 and 2005, see Note 9, “Stock-based Compensation” in the notes to our consolidated financial statements found elsewhere in this quarterly report on Form 10-Q.

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

Business Overview

As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in 80 markets including markets in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. The territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our portion of the PCS network of Sprint PCS is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, exclusive co-branded dealers, major national retailers and local third party distributors. Based on the 2000 population counts compiled by the U.S. Census Bureau adjusted by estimated growth rates from third party proprietary demographic databases, as of September 30, 2006, our licensed territory had a total population of approximately 15.0 million residents, of which our wireless network covered approximately 11.4 million residents. At September 30, 2006, we had approximately 534,300 subscribers. We are headquartered in Schaumburg, Illinois.

We recognize revenues from our subscribers for the provision of wireless telecommunications services, proceeds from the sale of handsets and accessories through channels controlled by us and fees from Sprint PCS, other PCS Affiliates of Sprint and other wireless service providers and resellers when their subscribers roam onto our network. Sprint PCS retains 8% of all service revenue collected from our subscribers (not including product sales or roaming charges billed to our subscribers) and 8% of all fees collected from other wireless service providers and resellers when their subscribers roam onto our network. We report the amount retained by Sprint PCS as an operating expense. In addition, Sprint PCS bills our subscribers for taxes, handset insurance and Universal Service Fund charges which we do not record. Sprint PCS collects these amounts from the subscribers and remits them to the appropriate entity.

A substantial portion of our revenue is derived from roaming revenue when subscribers of Sprint PCS and other PCS Affiliates of Sprint roam onto our network.  Based on Sprint’s recent estimates of its retail yield for voice usage and data usage for 2006, effective January 1, 2007, the roaming rate for voice will decrease from $0.058 per minute to $0.0405 per minute, and the roaming rate for data will decrease from $0.002 per kilobyte to $0.0012 per kilobyte.  Had these reciprocal roaming rates been in effect for 2006, our roaming revenue from Sprint PCS and other PCS Affiliates of Sprint for the nine months ended September 30, 2006 would have decreased by  approximately $28.1 million or  28%.  Likewise, a reduction in these rates for the nine months ended September 30, 2006 would have decreased our roaming expense to Sprint by approximately $21.7 million or 30%.  Such a reduction in the reciprocal roaming rate will decrease our net roaming margin and may have a material adverse effect on us.  We expect to engage in discussions with Sprint about its proposed rates. We strongly disagree with Sprint’s estimated new roaming rates and intend to vigorously oppose them, including by submitting the matter to arbitration or litigation if necessary.  If the matter is submitted to an arbitration panel and the arbitration panel imposes rates different than the ones then in effect, the new rates would be retroactively applied to the appropriate period. However in the meantime, beginning on January 1, 2007, the new rates go into effect. See discussion below in “—Commitments and Contingencies.”

As part of our affiliation agreements with Sprint PCS, we have contracted with Sprint to provide to us back-office services such as subscriber activation, handset logistics, billing, customer care and network monitoring services through December 31, 2006. We elected to obtain these services from Sprint to take advantage of its economies of scale, to accelerate our build-out and market launches and to lower our capital requirements.  We incur these costs on either a per user or per transaction basis.  Sprint has notified us that, effective January 1, 2007, the costs we incur for certain of these services will increase from $6.75 per average monthly subscriber to $7.45 for 2007 and $7.05 for 2008 and 2009.  Had the new rate for these services for 2007 been in effect in 2006, we would have incurred additional expenses to Sprint of approximately $3.3 million for the nine months ended September 30, 2006, an increase of 10%.  We have had discussions with Sprint about its proposed rates. We strongly disagree with Sprint’s proposed new rates and intend to vigorously oppose them, including by submitting the matter to arbitration or litigation if necessary.  If the matter is submitted to an arbitration panel and the arbitration panel imposes a rate different than the one then in effect, the new rate would be retroactively applied to the appropriate period. However in the meantime, beginnin on January 1, 2007, we are required to pay the new higher rate. See discussion below in “—Commitments and Contingencies.”

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

Sprint’s merger with Nextel, which closed in August, 2005, has thrust our relationship with Sprint into a state of uncertainty, the resolution of which may have a materially adverse effect on our business. On December 15, 2004, Sprint announced that it had signed a merger agreement with Nextel pursuant to which Sprint and Nextel would merge and combine their operations. Shortly after announcing the merger, Sprint also announced that it would pursue discussions with the PCS Affiliates of Sprint—including us—directed toward a modification of their affiliation agreements to address the implications of its merger with Nextel. Although we engaged in discussions with respect to such a modification, no agreement has been reached. We do not know whether we will ultimately reach agreement with Sprint on mutually satisfactory terms for revised affiliation agreements in light of the merger of Sprint and Nextel. If we are able to modify our affiliation agreements with Sprint, it is likely that any such revised affiliation agreements would materially change our business and operations.

As discussed in “—Commitments and Contingencies” below, Sprint’s merger with Nextel has been the subject of two separate lawsuits that we filed against Sprint in July 2005.  Although we have received final orders in both lawsuits, Sprint has appealed the Illinois order.  Accordingly, the final outcome of the dispute is still unknown pending appeal.  In addition to our complaints, a number of other PCS Affiliates of Sprint also filed complaints against Sprint, Sprint PCS and Nextel, including AirGate PCS (a wholly owned subsidiary of Alamosa Holdings, Inc.), UbiquiTel, Inc., U.S. Unwired, Inc., Gulf Coast Wireless, Inc., Enterprise Communications Partnership and Northern PCS Services, LLC. With the exception of Northern PCS, whose complaint remains outstanding, Sprint has acquired each of these other PCS Affiliates of Sprint and the complaints have been dismissed.

We do not know the final outcome of our litigation against Sprint. If we do not prevail, Sprint may engage in conduct that has a material adverse effect on our business and operations. We intend to continue to enforce our rights to the fullest extent, but there is no assurance that we will prevail.

Consolidated Results of Operations

Summary

For the three months ended September 30, 2006 and 2005, our net loss was $6.7 million and $16.3 million, respectively.  The lower net loss for the three months ended September 30, 2006, was due to higher revenues, lower depreciation expense and lower general and administrative costs due to synergy savings as result of our integration of Horizon PCS.

For the nine months ended September 30, 2006 and 2005, our net loss was $34.1 million and $43.2 million, respectively.  The lower net loss for the nine months ended September 30, 2006, was due to the benefits and economies of scale following our integration of Horizon PCS.  The results of Horizon PCS were included for the full nine months in 2006 compared to only three months in 2005.  With the merger, we recorded higher revenues and related costs due to a larger subscriber base.  In addition, we recorded lower depreciation expense as a result of our network initiatives to swap out our Motorola and Lucent equipment with Nortel equipment.

Presented below is more detailed comparative data and discussion regarding our consolidated results of operations for the three and nine months ended September 30, 2006 versus the three and nine months ended September 30, 2005.

For the Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005

Results of operations for any period is less than one year are not necessarily indicative of results of operations for a full year.

Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics that we use for the relevant time periods:

	As of and For the Three Months Ended September 30, 2006	As of and For the Three Months Ended September 30, 2005
Total Subscribers	534,300	476,400
Net Subscriber Additions	16,800	17,400
Churn	2.5%	2.7%
ARPU	$50.26	$50.09
CPGA	$362	$368

Net Subscriber Additions.     Net subscriber additions decreased by 600, or 3%, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Net subscriber additions in the legacy Horizon markets increased by approximately 2,600 due to our increased marketing and distribution efforts in these markets since our merger with Horizon PCS.  The legacy iPCS markets posted net subscriber additions of approximately 6,800 for the three months ended September 30, 2006, down from approximately 10,100 for the three months ended September 30, 2005, a decrease of approximately 33%.  This decrease was due to our efforts to de-emphasize “family add-a-phone” plans in order to maintain ARPU, increased competitive advertising, the relative attractiveness of competitors’ phones (such as the RAZRTM) and pricing plans and continuing brand confusion related to the Sprint Nextel merger.

Churn.     Churn for the three months ended September 30, 2006 of 2.5% decreased from 2.7% for the three months ending September 30, 2005 due to a decrease in voluntary churn.  At September 30, 2006 approximately 90% of our subscribers were under contract compared to 83% at September 30, 2005.

Average Revenue Per User.     ARPU for the three months ended September 30, 2006 compared to the same three months in 2005 remained relatively flat as an increase in average monthly data revenue per subscriber offset a decrease in average monthly voice revenue per subscriber.  We continue to experience decreasing voice revenue offset by increasing data revenue.  Average monthly data revenue increased from $6.00 in the three months ended September 30, 2005 to $8.30 for the three months ended September 30, 2006, while average monthly voice revenue declined from $44.04 in the three months ended September 30, 2005 to $41.60 for the three months ended September 30, 2006 reflecting lower average minutes over plan revenue and lower monthly recurring charges. The decrease in minutes over plan revenue and monthly recurring charges can be attributed to the increasing popularity of the “PCS-to-PCS” program (now called “mobile-to-mobile” and which now includes Nextel subscribers), “Fair and Flexible” plans and “family add-a-phone” plans. Data revenue continues to increase due to the popularity of our various data products, including text messaging, downloading ringers, taking and receiving pictures, playing games and browsing the Internet.

Cost Per Gross Addition.     CPGA decreased by $6 from $368 for the three months ended September 30, 2005 compared to $362 for the three months ended September 30, 2006.  In the three months ended September 30, 2006 compared to this same period in 2005, lower advertising expenses and activation costs were offset with higher average commission costs..  At September 30, 2006, we operated 39 retail stores and managed 78 exclusive co-branded dealers. At September 30, 2005, we operated 33 retail stores and managed 59 exclusive co-branded dealers.

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

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005
ARPU
Service revenue	$79,300	$70,191
Average subscribers	525,966	467,072
ARPU	$50.26	$50.09

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenues.

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005
CPGA
Selling and Marketing:	$17,262	$17,267
plus: Equipment costs, net of cost of upgrades	7,807	7,168
less: Equipment revenue, net of upgrade revenue	(2,838)	(2,194)
less: Stock-based compensation expense	(71)	(65)
CPGA costs	$22,160	$22,176
Gross adds	61,173	60,341
CPGA	$362	$368

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

Revenues.

The following table sets forth a breakdown of revenues by type:

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005

Service revenue	$79,300	$70,191
Roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint	38,984	30,847
Roaming revenue from other wireless carriers	1,932	2,617
Reseller revenue	2,812	2,705
Equipment revenue	3,563	2,712
Other revenue	15	11
Total revenues	$126,606	$109,083

•                    Service revenue.   Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes over plan, long distance, roaming usage charges, other feature revenues and late payment fee and early cancellation fee revenues. Deductions for billing adjustments and promotional credits are recorded as a reduction to service revenue. For the three months ended September 30, 2006 compared to the three months ended September 30, 2005, service revenue increased by $9.1 million, or 13%, primarily as a result of the higher average subscribers during the 2006 period.

•                    Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.   We receive revenue on a per minute basis for voice traffic and per kilobyte basis for data traffic when subscribers of Sprint PCS and other PCS Affiliates of Sprint use our network.  In addition, we receive toll revenue for any long distance calls made by these subscribers while roaming on our network. The reciprocal roaming rate arrangement we have with Sprint PCS for inbound and outbound roaming for the three months ended September 30, 2006 and 2005 was $0.058 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania) and $0.0020 per kilobyte for data traffic. These rates are effective through December 31, 2006 and will be reset effective January 1, 2007 – see discussion below in –“Commitments and Contingencies”; provided, however that the special rate for certain of our Pennsylvania markets will terminate on the earlier to occur of December 31, 2011 or the date that we achieve a subscriber penetration rate of at least 7% of our covered population in these markets. For the three months ended September 30, 2006 compared to the three months ended September 30, 2005, roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint increased by $8.1 million, or 26%.  Approximately 76% of the increase reflected increased data revenue.  We continue to experience increased growth in kilobyte data usage from subscribers of Sprint PCS and other PCS Affiliates of Sprint as more subscribers utilize data products with their handsets. Roaming minutes and kilobytes from subscribers of Sprint PCS and other PCS Affiliates of Sprint for the three months ended September 30, 2006 were 0.4 billion and 3.6 billion, respectively, compared to 0.4 billion and 1.5 billion for the three months ended September 30, 2005, respectively.

•                    Roaming revenue from other wireless carriers.   We receive roaming revenue from wireless carriers other than Sprint and other PCS Affiliates of Sprint when subscribers of such other wireless carriers roam in our territory. We do not have agreements with these other wireless carriers. Instead, we rely on roaming arrangements Sprint PCS has negotiated with them. We are paid on a per minute basis for voice traffic pursuant to these agreements.  For the three months ended September 30, 2006 compared to the three months ended September 30, 2005, roaming revenue from other wireless carriers decreased by $0.7 million, or 26%.  Roaming minutes increased while the average per minute rate decreased due mainly to a new roaming agreement Sprint signed with Alltel.  This agreement has increased the number of roaming minutes we receive from Alltel, but at a rate 63% lower than what we had previously received.  For the three months ended September 30, 2006, roaming minutes were 24.1 million compared to 21.5 million for the same period in 2005.  The average per minute rate decreased from $0.12 per minute for the three months ended September 30, 2005 to $0.08 per minute for the three months ended September 30, 2006.

•                    Reseller revenue.   Through Sprint PCS we allow resellers, known as MVNOs, such as Virgin Mobile, to use our network. Pursuant to these arrangements, we are paid on a per minute and per kilobyte basis. For the three months ended September 30, 2006 compared to the three months ended September 30, 2005, reseller revenue increased $0.1 million.  At September 30, 2006, we had approximately 192,000 reseller subscribers compared to approximately 148,000 at September 30, 2005.

•                     Equipment revenue.   Equipment revenue is derived from the sale of handsets and accessories to new customers and from current customers who upgrade their handsets through our retail and local distribution channels, in each case, net of sales incentives, rebates and an allowance for returns. Through June 18, 2006, our handset return policy allowed customers to return their handsets for a full refund within 14 days after the date of purchase. With respect to handsets sold after such date, we allow customers to return their handsets for a full refund within 30 days after the date of purchase.  For the three months ended September 30, 2006 compared to the three months ended September 30, 2005, equipment revenue increased by $0.9 million, or 31% due to an increase in equipment upgrades from our retail and distribution partner channels and a higher average phone price, net of discounts and rebates, for both activations and upgrades.

•                     Other revenue.   For both the three months ended September 30, 2006 and 2005, other revenue consisted primarily of tower leasing revenue and restocking fees for handsets returned by our exclusive co-branded dealers.

Cost of Service and Roaming.   Cost of service and roaming includes network operations expense, roaming expense relating to when our subscribers roam either on other Sprint PCS networks or other wireless carriers’ networks, back-office customer services provided by Sprint PCS, the provision for doubtful accounts, long distance expense, the 8% affiliation fee due to Sprint PCS for collected revenues and stock-based compensation expense. Network operations expenses include salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost of our subscribers using Sprint PCS and other wireless carriers’

networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under “—Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.” Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. Cost of service and roaming was $72.9 million for the three months ended September 30, 2006 compared to $61.2 million for the three months ended September 30, 2005. Of this $11.7 million increase, 62% or $7.3 million was from an increase in roaming expenses, and increased bad debt expense of $1.7 million due to a deterioration of our customer aging over the prior year and increased customer service and affiliate expenses due to the larger number of subscribers served.

At September 30, 2006, our network consisted of 1,558 leased cell sites and five switches.  At September 30, 2005, our network consisted of 1,488 cell sites and five switches.

Cost of Equipment.   Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment for the three months ended September 30, 2006 and the three months ended September 30, 2005 was $10.9 million and $9.3 million, respectively, an increase of $1.6 million.  This increase primarily reflects a 43% increase in equipment upgrade costs, resulting primarily from an increase in the average cost of an upgraded handset, and a 9% increase in the equipment costs for new activations despite a 4% decrease in activations from our retail and distribution partner channels.

Selling and Marketing.   Selling and marketing expense includes the costs to operate our retail stores, advertising and promotional expenses, commissions, equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint-controlled channels and stock-based compensation expense. Selling and marketing expense for the both the three months ended September 30, 2006 and September 30, 2005 was $17.3 million.   In the three months ended September 30, 2006 compared to this same period in 2005, increased costs of $0.4 million for commissions, and $0.7 million for advertising were offset with lower costs for handset subsidies and rebates for activations from national third parties and other Sprint-controlled channels.

General and Administrative.   General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense, other professional expenses and stock-based compensation expenses.  For the three months ended September 30, 2006, general and administrative expenses totaled $4.4 million compared to $6.5 million for the three months ended September 30, 2005, a decrease of  $2.1 million or 32%.  The majority of the reduction reflected the elimination of duplicate personnel and services following our integration of Horizon PCS.  In addition, included in the results for the three months ended September 30, 2005 was approximately $0.2 million in merger integration expenses and $0.9 million in Sprint litigation expenses.  This compares to $0 and $0.7 million, respectively, for the three months ended September 30, 2006.   With the adoption of SFAS No. 123R on October 1, 2005, stock-based compensation expense included in general and administrative totaled approximately $0.3 million for the three months ended September 30, 2006.  For the three months ended September 30, 2005, stock-based compensation expense totaled $0.7 million.  Of this amount, approximately $0.2 million related to amendments to stock option award agreements of four of our former directors who resigned from our board  in connection with our merger with Horizon PCS.  Effective with their resignation we amended each of these director’s stock option award agreements  to extend the termination date of these director’s options from 90 days to 210 days post resignation.  An additional $0.4 million of stock-based compensation expense was recorded in the three months ended September 30, 2005 for the intrinsic value of the Horizon PCS options held by two employees who were terminated as part of our merger with Horizon PCS.

Depreciation and Amortization.   For the three months ended September 30, 2006 and September 30, 2005, depreciation and amortization expense totaled $21.2 million and $24.0 million, respectively. Of these amounts, amortization of intangibles totaled $9.5 million and $9.4 million for these same periods, respectively.  Depreciation expense totaled $11.7 million for the three months ended September 30, 2006 compared to $14.5 million for the three months ended September 30, 2005, a decrease of  $2.8 million.  During the three months ended September, 30, 2005, we recorded additional depreciation expense of $2.8 million  due to a reduction in the remaining useful lives of Motorola equipment being replaced in the Pennsylvania, Maryland, New York and New Jersey markets.

Interest Income.   For three months ended September 30, 2006 and the three months ended September 30, 2005, interest income totaled $1.4 million and $0.9 million, respectively. The increase was due to higher average invested cash balances and higher average yields earned on invested funds for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Interest Expense.   For both the three months ended September 30, 2006 and 2005, interest expense was $8.0 million.  Interest expense consists of interest on our 11-1/2% senior notes and 11-3/8% senior notes, net of capitalized interest. In the three months ended September 30, 2006, we capitalized interest of approximately $0.1 million compared to $0.2 million in the three months ended September 30, 2005.

For the Nine Months Ended September 30, 2006 compared to the Nine Months Ended September 30, 2005

Results of operations for any periods less than one year are not necessarily indicative of results of operations for a full year.    We closed our merger with Horizon PCS, Inc. effective July 1, 2005.  Results for the nine months ended September 30, 2005 include three months of results for the markets we acquired in our merger with Horizon PCS, while results for the nine months ended September 30, 2006 include nine months of results for those markets. Accordingly these periods are not comparable.

Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics that we use for the relevant time periods:

	As of and For the Nine Months Ended September 30, 2006	As of and For the Nine Months Ended September 30, 2005
Total Subscribers	534,300	476,400
Net Subscriber Additions	40,700	39,300
Churn	2.5%	2.6%
ARPU	$50.21	$50.93
CPGA	$370	$369

Net Subscriber Additions.   Net subscriber additions increased by 1,400, or 4%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily as a result of our acquisition of the legacy Horizon PCS markets and our increased marketing and distribution emphasis in those markets. In the legacy iPCS markets, net subscriber additions decreased from 32,000 in the nine months ended September 30, 2005 to 15,500 in the nine months ended September 30, 2006, a decrease of 52%. We believe that, across our territory, we are experiencing both an increase in the number of subscribers deactivating service and a slow down in gross additions due to our recent effort to de-emphasize “family add-a-phone” plans in order to maintain ARPU, increased competitive advertising, the relative attractiveness of competitors’ phones (such as the RAZR™) and pricing plans and continuing brand confusion related to the Sprint Nextel merger.

Churn.   Churn for the nine months ended September 30, 2006 of 2.5% decreased slightly from 2.6% for the nine months ending September 30, 2005 due to a decrease in voluntary churn.

Average Revenue Per User.   The decrease in ARPU in the nine months ended September 30, 2006 compared to the same nine months in 2005 reflected a decrease in average monthly voice revenue per subscriber partially offset with an increase in average monthly data revenue per subscriber.  We continue to experience decreasing voice revenue offset by increasing data revenue.  Average monthly data revenue increased from $5.85 for the nine months ended September 30, 2005 to $7.81 for the nine months ended September 30, 2006.  Average monthly voice revenue declined from $45.27 for the nine months ended September 30, 2005 to $42.14 for the nine months ended September 30, 2006 reflecting lower average minutes over plan revenue and lower monthly recurring charges. The decrease in minutes over plan revenue and lower monthly recurring charges can be attributed to the increasing popularity of the “PCS-to-PCS” program (now called “mobile-to-mobile” and which now includes Nextel subscribers), “Fair and Flexible” plans and “family add-a-phone” plans.  Data revenue continues to increase due to the popularity of our various data products, including text messaging, downloading ringers, taking and receiving pictures, playing games and browsing the Internet.

Cost Per Gross Addition.   CPGA increased $1 from $369 for the nine months ended September 30, 2005 compared to $370 for the nine months ended September 30, 2006.  Our retail store, employee and commission related expenses increased by approximately $18 per gross addition due to lower sales productivity in our retail stores.  However, these increases were offset with lower subsidy, advertising and activation fee expenses of approximately $17 per gross addition in the nine months ended September 30, 2006 compared to the same period in 2005.

Reconciliation of Non-GAAP Financial Measures (All Revenues and Expenses in Thousands)

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005
ARPU
Service revenue	$232,021	$150,592
Average subscribers	513,450	328,569
ARPU	$50.21	$50.93

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005
CPGA
Selling and Marketing:	$51,366	$34,570
plus: Equipment costs, net of cost of upgrades	21,098	16,527
less: Equipment revenue, net of upgrade revenue	(7,943)	(4,750)
less: Stock-based compensation expense	(339)	(78)
CPGA costs	$64,182	$46,269
Gross adds	173,338	125,320
CPGA	$370	$369

Revenues.

The following table sets forth a breakdown of revenues by type:

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

Service revenue	$232,021	$150,592
Roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint	102,143	58,762
Roaming revenue from other wireless carriers	6,312	4,383
Reseller revenue	8,433	4,066
Equipment revenue	10,533	6,133
Other revenue	23	114
Total revenues	$359,465	$224,050

•                     Service revenue.   For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, service revenue increased by $81.4 million, or 54%.  Of this increase, 15% was related to subscriber growth in the legacy iPCS markets and the remaining 85% was due to our acquisition of subscribers in the Horizon PCS markets. This increase in subscribers for the nine months ended September 30, 2006 was offset with a decrease of $2.1 million in service revenue due to the drop in ARPU as described above.

•                     Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.   For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint increased by $43.4 million, or 74%.  Of this increase, 24% was driven by increased roaming revenue in the legacy iPCS markets and the remaining 76% was due to our acquisition of the legacy Horizon PCS markets.  Of the 24% increase in the legacy iPCS markets, 78% of the increase reflected increased data revenue.  We continue to experience increased growth in kilobyte data usage from subscribers of Sprint PCS and other PCS Affiliates of Sprint as more subscribers utilize data products with their handsets. Roaming minutes and kilobytes from subscribers of Sprint PCS and other PCS Affiliates of Sprint for the nine months ended September 30, 2006 were 1.2 billion and 9.7 billion, respectively, compared to 0.8 billion and 2.8 billion for the nine months ended September 30, 2005, respectively.

•                     Roaming revenue from other wireless carriers.   For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, roaming revenue from other wireless carriers increased by $1.9 million, or 44%.  The increase in roaming revenue was due to the acquisition of the legacy Horizon PCS markets, which historically had stronger roaming revenues than the legacy iPCS markets.  Roaming revenue in the legacy iPCS markets, excluding the legacy Horizon PCS markets, decreased 20% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due primarily to a reduction in the average per minute roaming rate. For the nine months ended September 30, 2006, roaming minutes were 64.2 million compared to 36.2 million for the same period in 2005. For the nine months ended September 30, 2006, the average per minute rate was $0.10 compared to $0.12 for the nine months ended September 30, 2005.

•                     Reseller revenue.   For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, reseller revenue increased $4.4 million, or 108%.  The increase in reseller revenue was due to an increase in the number of reseller subscribers in our territory, in part as a result of our merger with Horizon PCS. In addition, for the legacy iPCS markets alone, reseller revenue increased 74% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 as the number of reseller subscribers in the legacy iPCS markets increased 51% over this same period.

•                     Equipment revenue.   For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, equipment revenue increased by $4.4 million, or 72%.  For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, equipment revenue in the legacy iPCS markets increased approximately 29% despite 12% lower gross adds from our retail and local dealer distribution channels. This increase in revenue was due to increased equipment upgrade revenue and higher phone prices, net of discounts and rebates offered during the nine months ended September 30, 2006 compared to the same period in 2005.  The remaining increase is due to equipment revenue from the legacy Horizon PCS markets.

•                     Other revenue.   For the nine months ended September 30, 2006, other revenue consisted of restocking fees for handsets returned by our exclusive co-branded dealers and a small amount of network equipment leasing revenue.  For the nine months ended September 30, 2005, other revenue consisted primarily of tower leasing revenue along with a small amount of restocking fee revenue for handsets returned by our exclusive co-branded dealers. During fiscal year 2005, we sold all of the owned towers in the legacy iPCS markets, which eliminated the tower leasing revenue stream.

Cost of Service and Roaming.   Cost of service and roaming was $206.6 million for the nine months ended September 30, 2006 compared to $123.4 million for the nine months ended September 30, 2005. Of this increase, 19% was from the legacy iPCS markets mainly due to a larger number of subscribers served, increased bad debt expense and an increase in roaming expenses.   The remaining increase was due to the increased costs associated with the acquired Horizon PCS markets.

Cost of Equipment.   Cost of equipment for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 was $30.3 million and $21.5 million, respectively, an increase of $8.8 million.  For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, cost of equipment in the legacy iPCS markets increased 4% due to 45% higher equipment upgrade costs partially offset with a decrease in cost of equipment expense associated with new subscribers.  The remaining increase was due to the increased cost of equipment associated with the acquired Horizon PCS markets.

Selling and Marketing.   Selling and marketing expense for the nine months ended September 30, 2006 was $51.4 million compared to $34.6 million for the nine months ended September 30, 2005, an increase of $16.8 million. Of this increase, 94% was due to the acquisition of the legacy Horizon PCS markets.

General and Administrative.   For the nine months ended September 30, 2006, general and administrative expenses totaled $17.2 million compared to $11.1 million for the nine months ended September 30, 2005, an increase of $6.1 million.  Approximately $1.3 million of this increase is attributable to general and administrative costs related to the legacy Horizon PCS markets. Also, during the nine months ended September 30, 2006, we incurred approximately $5.8 million of costs related to our litigation with Sprint compared to $1.1 million for the nine months ended September 30, 2005.  With the adoption of SFAS No. 123R on October 1, 2005, stock-based compensation expense included in general and administrative totaled approximately $1.3 million for the nine months ended September 30, 2006 compared to approximately $1.1 million for the nine months ended September 30, 2005.

Depreciation and Amortization.   For the nine months ended September 30, 2006 and September 30, 2005, depreciation and amortization totaled $67.5 million and $60.3 million, respectively. Of these amounts, amortization of intangibles totaled $28.5 million and $15.1 million for these same periods, respectively.

For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, depreciation in the legacy iPCS markets decreased by approximately $16.9 million due to the completion of the Nortel swap in the Michigan markets in

June 2005.  This decrease in the legacy iPCS markets was due to 1) lower original costs for the new Nortel equipment compared to the replaced Lucent equipment and 2) additional depreciation expense of $13.6 million in the nine months ended September 30, 2005 to reflect the reduction in the estimated useful lives of the Lucent assets.  For the legacy Horizon markets, we recorded additional depreciation expense of $2.8 million for the 2005 period and $2.4 million for the nine months ended September 30, 2006.  This additional depreciation expense was the result of a reduction in the remaining useful lives of Motorola equipment being replaced in the legacy Horizon PCS territory.   The remaining increase in depreciation and amortization relates to the property, plant, equipment and intangibles recorded as a result of the merger with Horizon PCS.

Interest Income.   For the nine months ended September 30, 2006 and the nine months ended September 30, 2005, interest income totaled $3.9 million and $1.6 million, respectively. The increase was due to a 43% higher average invested cash balance for the nine months ended September 30, 2006 coupled with an increase in the average yield during the same period.

 Interest Expense.   For the nine months ended September 30, 2006, interest expense was $24.0 million compared to $18.0 million for the nine months ended September 30, 2005.  Interest expense consists of interest on our 11-1/2% senior notes and 11-3/8% senior notes, net of capitalized interest.  The increase was attributable to the interest expense associated with the 11-3/8% senior notes assumed in our merger with Horizon PCS on July 1, 2005. In the nine months ended September 30, 2006, we capitalized interest of approximately $0.5 million compared to $0.2 million of interest capitalized in the nine months ended September 30, 2005.

Liquidity and Capital Resources

Significant Sources of Cash

We generated $16.0 million in operating cash flows for the nine months ended September 30, 2006, compared to $16.8 million for the nine months ended September 30, 20005, a decrease of $0.8 million. The decrease in operating cash flows is mostly attributable to a decrease in operating cash flows in the legacy iPCS markets due to the purchases of short-term investments, offset with an increase in operating cash flows from our acquisition of the legacy Horizon markets.

For the nine months ended September 30, 2006, we received approximately $0.5 million from the sale of land and other equipment no longer needed for operations and approximately $3.0 million from the sale of used equipment which was replaced with equipment we purchased from Nortel Networks. In addition, for the nine months ended September 30, 2006, we received approximately $0.4 million from the sale of the remaining four Horizon PCS owned towers. During the nine months ended September 30, 2005, we received approximately $4.2 million for the remaining towers sold in the legacy iPCS markets and $1.0 million from the sale of used equipment which was replaced with equipment we purchased from Nortel Networks.

For the nine months ended September 30, 2006, we received a total of $1.1 million in proceeds from the exercise of options representing approximately 49,500 shares.  For the nine months ended September 30, 2005, we received $9.5 million in proceeds from the exercise of options representing approximately 407,200 shares. In addition, through our merger with Horizon PCS, we acquired its outstanding cash and cash equivalents, net of transaction costs, of $19.9 million.

Significant Uses of Cash

Cash flows used for investing activities for the nine months ended September 30, 2006 included $28.7 million for capital expenditures.  Included in this total was $20.8 million for the Nortel swap in our Horizon PCS markets, $5.3 million for new cell site construction and other network-related capital expenditures, and $2.6 million for new stores, store improvements,  IT and other corporate-related capital expenditures.

Cash flows used for investing activities for the nine months ended September 30, 2005 included $11.7 million for capital expenditures, of which $6.3 million related to the Nortel swap project in the legacy iPCS markets. Other capital expenditures included $3.5 million for new cell site construction and other network-related capital expenditures and $1.9 million for new stores, store improvements, IT and other corporate-related capital expenditures.

Cash flows used for financing activities for the nine months ended September 30, 2005 included $1.6 million for the payment of our CEO’s withholding obligations related to his remaining stock unit awards, which payment was made through the return of shares to the Company.

Principal payments on our long-term debt, other than capital leases, are not due until 2012.  During the nine months ended September 30, 2006, we made two semi-annual interest payment on our 11-3/8% senior notes of approximately $7.1 million each and one semi-annual interest payment on our 11-1/2% senior notes of approximately $9.5 million.  The interest rates on our senior notes are fixed and therefore the amount of our interest payments would not be impacted by a change in the overall interest rate environment.

Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources

We have identified the following important trends and factors (as well as risks and uncertainties associated with such items) that could impact our future financial performance.  This section should be read in conjunction with the “Risks Related to Our Business, Strategy and Operations” section found in Item 1A of Part I of our annual report on Form 10-K, filed with the SEC on December 23, 2005, as updated herein and by our subsequent quarterly reports on Form 10-Q as filed with the SEC.

•        Continuing focus on subscriber additions.   To the extent that we continue to seek to accelerate our subscriber additions, we will incur significant upfront subscriber acquisition expenses (including the customer handset subsidy, commissions and promotional expenses) that initially will result in increased losses and reduced levels of cash flows from operating activities. At the same time, competition in the wireless industry remains intense as more competitors enter the market via MVNO or other relationships with existing carriers, or through the acquisition of new wireless spectrum, such as the FCC’s recent AWS auction.  Unlimited minute and pre-paid plans, neither of which we currently offer, also continue to increase in popularity, offering consumers more alternatives.  Accordingly, we may incur higher per subscriber acquisition expenses and/or offer more aggressive rate plans in order to maintain or achieve our planned growth.  Alternatively, we may not be able to maintain or achieve our planned growth in subscribers or obtain sufficient revenue to achieve and sustain profitability. If we are not able to achieve our planned subscriber growth, it will make it more difficult to obtain sufficient revenue to achieve or sustain profitability.

•        Increasing churn.   We may experience a high churn rate, which may be higher in the future due to increased competitive advertising, the relative attractiveness of competitors’ phones and pricing plans and continuing brand confusion related to the Sprint Nextel merger. In addition, to the extent our subscriber growth includes a higher percentage of sub-prime credit subscribers, our churn and bad debt expense may increase. If churn continues to increase over the long-term, we would lose the cash flows attributable to these subscribers and have greater than projected losses.

•        Declining voice revenue per subscriber.   Our voice revenue continues to decrease. The wireless industry is very competitive and continued pressure in pricing is expected in the future as a result of, among other things, increased focus on family plans and overage protection plans. Although we believe that family plans and overage protection plans should improve churn, these plans tend to lower voice revenue on a per subscriber basis. Although the data portion of ARPU is expected to continue to increase as more subscribers utilize data products, declining voice ARPU resulting in lower overall ARPU will make it more difficult to obtain sufficient revenue to achieve or sustain profitability.

•        Higher subscriber acquisition costs.   We may experience higher costs to acquire subscribers. To the extent that we increase our distribution, we will increase the fixed costs in our sales and marketing organization. In addition, we may increase our marketing expenses in an effort to attract and acquire new subscribers. Also, more aggressive promotional efforts may lead to higher handset subsidies. With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

•             Higher operating costs.   Our operating costs continue to increase due to our larger number of subscribers served, the increased size of our network, increases in roaming usage and an increase in collected revenue, upon which our 8% affiliation fee is calculated. If our subscriber base continues to increase, our operating costs will continue to increase. Our bad debt expense has been increasing and, to the extent that our subscriber base includes a higher percentage of sub-prime credit subscribers, may continue to increase in the future.  In addition, we may incur significant wireless handset costs for existing subscribers who upgrade to a new handset. Roaming kilobytes have been growing rapidly and are expected to continue to grow reflecting increased usage of data applications, thereby increasing our roaming expenses. However, as discussed below in “—Commitments and Contingencies,” roaming expenses from Sprint PCS and other PCS Affiliates of Sprint are expected to be positively impacted by a lower reciprocal roaming rate beginning January 1, 2007.  As also discussed below in “—Commitments and Contingencies” the costs we incur for certain back office services we obtain from Sprint is expected to increase.  We also expect to continue to incur costs related to our litigation with Sprint and related to compliance with Section 404 of the Sarbanes-Oxley Act. At the same time, a large portion of our ongoing network and general and administrative expenses are fixed. We believe that we need to add more subscribers to recognize increased economies of scale in our business. If we are unable to add more subscribers to our network or continue to improve the efficiencies in our operating costs, results will be negatively affected.

•        Roaming revenue.   A substantial portion of our revenue is derived from roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint. The increase in roaming revenue during the nine months ended September 30, 2006 was due to an increase in roaming minutes and a substantial increase in kilobyte traffic. The roaming revenue from Sprint PCS and other PCS Affiliates will be negatively impacted by a lower reciprocal roaming rate beginning January 1, 2007.  As discussed below in “—Commitments and Contingencies”, we strongly disagree with Sprint’s proposed new roaming rates and intend to vigorously oppose them, including by submitting the matter to arbitration or litigation if necessary.  Roaming revenue is typically strongest during the summer months and declines in both the fourth and first quarters.  In addition, there has been a significant slow down in Sprint PCS’s subscriber growth during the past year which may adversely affect our roaming revenue from Sprint PCS.  If we receive fewer roaming minutes or less kilobyte traffic on our network, our results of operations will be negatively affected.

•        Increasing capital expenditures.   As we continue to add capacity and coverage to our wireless network, we will incur significant capital expenditures. Through September 30, 2006, we have incurred approximately $28.7 million in capital expenditures and we continue to anticipate that total capital expenditures for 2006 will be between $41.0 million and $45.0 million.  In addition, changes and upgrades in technology, like EV-DO and EV-DO Rev A, will require additional expenditures. Sprint PCS has begun to deploy EV-DO technology in portions of its service area and has stated publicly its intent to cover 190 million people by the end of 2006. To date, we have deployed EV-DO technology in a small portion of our service area. We may elect to deploy EV-DO technology in additional portions of our service area which may significantly increase our anticipated capital expenditures and operating expenses in the future. We have not yet determined when, and to what extent, we may further deploy EV-DO throughout our territory. Unforeseen changes in technology and changes in our plans to upgrade or expand our network may require us to spend more money than we expected and have a negative effect on our cash flow.

•        Ongoing Sprint Relationship and Litigation.   We rely on Sprint for a number of important functions, including but not limited to, customer service, billing, long-distance transport services, national network operations, support, inventory logistics support, national advertising, product development, and financial information. Failure of Sprint to provide these and other services on a timely and cost efficient manner would negatively impact our results of operations. Sprint may also make decisions that could reduce our revenues, increase our expenses and/or our capital expenditure requirements and make our affiliate relationships with Sprint less advantageous than expected.  For example, effective January 1, 2007, the rate that we currently pay for certain back-office functions that we purchase from Sprint is increasing 10%.  See “-Commitments and Contingencies” below.   In addition, we filed complaints against Sprint alleging that, among other things, Sprint will breach the exclusivity provisions of our management agreements. An adverse outcome to our proceedings will have a negative effect on our results of operations and our stock price.

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

Commitments and Contingencies

A substantial portion of our revenue is derived from roaming revenue when subscribers of Sprint PCS and other PCS Affiliates of Sprint roam onto our network.  The roaming rate paid to us by Sprint PCS and other PCS Affiliates of Sprint for voice is $0.058 per minute of use for the majority of our markets, and for data is $0.002 per kilobyte in all of our markets.  These rates are fixed through December 31, 2006 and, thereafter, will change annually to equal 90% of Sprint PCS’s retail yield for voice usage and data usage from the prior year.   Sprint recently advised us that its estimates of retail yield for voice and data for 2006 are $0.045 per minute and $0.0013 per kilobyte, respectively.  Based on these estimates, beginning on January 1, 2007, the estimated roaming rates for voice and data will be $0.0405 and $0.0012, respectively.  Had these reciprocal roaming rates been in effect for 2006, our roaming revenue from Sprint PCS and other PCS Affiliates of Sprint for the nine months ended September 30, 2006, would have decreased by approximately $28.1 million or 28%.  Likewise, a reduction in these rates for the nine months ended September 30, 2006 would have decreased our roaming expense to Sprint by approximately $21.7 million or 30%. Such a reduction in the reciprocal roaming rates may have a material adverse effect on our business.  We expect to engage in discussions with Sprint about its proposed rates.  We strongly disagree with Sprint’s estimated new roaming rates and intend to vigorously oppose them, including by submitting the matter to arbitration or litigation if necessary.  If the matter is submitted to an arbitration panel and the arbitration panel imposes a rate different than the one then in effect, the new rate would be retroactively applied to the appropriate period. However, in the meantime, beginning on January 1, 2007, the new rates go into effect.

We purchase certain customer-related back-office services, such as customer billing and customer care, from Sprint PCS pursuant to our affiliation agreement with Sprint PCS.  Depending on the type of service provided, we incur these costs on either a per user basis (these services are referred to as “CCPU services”) or on a per gross subscriber addition basis (these services are referred to as “CPGA services”).  The total cost for these services is recorded as an operating expense.  For the three months ended September 30, 2006 and 2005, these expense were approximately $10.7 million and $9.9 million, respectively.  For the nine months ended September 30, 2006 and, 2005, we incurred approximately $31.4 million and $20.9 million, respectively, for these same services. Because we incur some of these costs on a per subscriber basis, we expect the aggregate cost for such services to increase as the number of our subscribers increases.  Our affiliation agreements with Sprint PCS set the monthly rate per subscriber charged to us by Sprint for the CCPU services at $7.25 during 2004, $7.00 for 2005 and $6.75 for 2006, and the per gross addition rate for the CPGA services at $23.00 for iPCS Wireless and $22.00 for Horizon.  Our affiliation agreements with Sprint PCS provide that beginning on January 1, 2007, the monthly rate for these services will be reset by Sprint PCS to the amount necessary to recover Sprint PCS’s reasonable costs for providing such services.  Sprint PCS notified us that, effective January 1, 2007, the costs we incur for the CCPU services will increase from $6.75 per average monthly subscriber to $7.45 for 2007 and $7.05 for 2008 and 2009, and the costs we incur for the CPGA services will remain unchanged through 2009. Had the new rate for the CCPU services for 2007 been in effect in 2006, we would have incurred additional expenses to Sprint of approximately $3.3 million for the nine months ended September 30, 2006, an increase of 10%.  Our affiliation agreements provide that, if we disagree with Sprint on its proposed new rates, we have the right to obtain the back-office services from a third party, self-provide the services or submit the determination of the new rates to arbitration.  We strongly disagree with Sprint’s proposed new rates and intend to vigorously oppose them.  We have engaged in discussions with Sprint about its proposed rates and, if we are not able to reach agreement on acceptable rates in the near future, we plan to submit the matter to arbitration.  If the matter is submitted to an arbitration panel and the arbitration panel imposes a rate different than the one then in effect, the new rate would be retroactively applied to the appropriate period.  However, in the meantime, beginning on January 1, 2007, we are required to pay the new higher rate.

Although Sprint PCS has not done so, it may elect to terminate any service provided under our services agreements upon nine months’ prior written notice, but if we would like to continue receiving such service, Sprint PCS has agreed that it will assist us in developing that function internally or locating a third-party vendor that will provide that service. Although Sprint PCS has agreed in such an event to reimburse us for expenses we incur in transitioning to any service internally or to a third-party, if Sprint PCS terminates a service for which we have not developed or are unable to develop a cost-effective alternative, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted. We do not currently have a contingency plan if Sprint PCS terminates a service we currently receive from it.

On July 15, 2005, iPCS Wireless, Inc., a wholly owned subsidiary of iPCS, Inc., filed a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois. On July 22, 2005, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, wholly owned subsidiaries of iPCS, Inc., filed a complaint against Sprint and Sprint PCS and Nextel Communications, Inc. in the Court of Chancery of the State of Delaware, New Castle County. The complaints allege, among other things, that following the consummation of the merger between Sprint and Nextel, Sprint will breach its exclusivity obligations under our affiliation agreements, as amended. We sought, among other things, a temporary restraining order (a TRO), a preliminary injunction and a permanent injunction enjoining Sprint and those acting in concert with it from engaging in certain conduct post-closing that would violate our affiliation agreements with Sprint PCS.

On July 28, 2005, iPCS, Inc. and certain of its wholly owned subsidiaries entered into a Forbearance Agreement with Sprint relating to the complaints filed against Sprint. The Forbearance Agreement sets forth our agreement that we would not seek a TRO or a preliminary injunction against Sprint so long as Sprint operates the Nextel business subject to the limitations set forth in the Agreement.  Although the Forbearance Agreement expired on January 1, 2006 in the territory managed by iPCS Wireless and on August 4, 2006 in the territory managed by Horizon Personal Communications and Bright Personal Communications Services, Sprint committed to continue to abide by the terms of the Forbearance Agreement in the territory managed iPCS Wireless during the pendency of Sprint’s appeal of the Illinois court (discussed below).

The trial in the Delaware court began in January 2006.  On August 4, 2006, the Delaware court issued its decision and, on September 7, 2006 issued a final order and judgment effecting its decision. The final order and judgment provides that:

•                  Sprint will violate the implied duty of good faith and fair dealing if it offers iDEN products and services using the same Sprint brand and marks that plaintiffs (Horizon Personal Communications and Bright Personal Communications Services) have used or are using in connection with their sale of Sprint PCS Products and Services (the “Sprint pcs brand and/or marks”) or a brand or mark confusingly similar to the Sprint pcs brand or marks in plaintiffs’ Service Areas.  Sprint may re-brand the legacy Nextel stores in plaintiffs’ Service Areas, but it must do so in a way that does not create a likelihood of confusion in the minds of consumers as to the sponsor of the store or which products and services are available in it, and it may not use the new Sprint logo.

•                  Within plaintiffs’ Service Areas, Sprint and those acting in concert with it are enjoined from:

•                  offering iDEN products and services that use the same or confusingly similar brands or marks as the Sprint pcs brand or marks; provided that Sprint is not enjoined or otherwise prohibited from conducting national advertising offering iDEN products and services that use the same or similar brands and marks as the Sprint pcs brands or marks, subject to appropriate disclaimers regarding availability in certain markets; and

•                  re-branding the legacy Nextel stores with the new Sprint logo or the same or confusingly similar brands or marks as the Sprint pcs brand and marks.

•                  In light of certain operational and confidentiality representations made by Sprint, plaintiffs’ claims and requests for relief against such future Sprint behavior were deemed not ripe for adjudication and therefore denied.  If, however, Sprint in the future breaches these representations, the court will promptly entertain a request for appropriate relief.

•                  Plaintiffs’ claims for tortious interference and civil conspiracy against Nextel were dismissed with prejudice.

The trial in the Illinois court occurred intermittently from early March to early July 2006.  On August 14, 2006, the Illinois court issued its decision and on September 20, 2006 issued a final order effecting its decision.  The final order provides that:

•                  Within 180 days of the date of the final order, Sprint and those acting in concert with it must cease owning, operating, and managing the Nextel wireless network in iPCS Wireless’s territory.

•                  Sprint shall continue to comply with all terms and conditions of the Forbearance Agreement.

On September 28, 2006, Sprint appealed the ruling of the Illinois trial court to the Appellate Court of Illinois, First Judicial District.  In early October 2006, Sprint requested a stay of the Illinois trial court’s order pending appeal and an accelerated appeal.  On October 13, 2006, the Illinois appellate court denied Sprint’s request for an accelerated appeal and ordered a stay of the Illinois trial court’s order pending appeal on the condition that (i) Sprint continue to comply with the Forbearance Agreement and (ii) Sprint comply with the September 7, 2006 order of the Delaware court, in both cases, only with respect to iPCS Wireless’s territory.  Accordingly, Sprint must comply with the Forbearance Agreement, as well as the order of the Delaware court, in iPCS Wireless’s territory pending a decision from the Illinois appellate court, which we expect by mid to late 2007.

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

Nortel Networks Equipment Agreements

On December 31, 2005, we signed a letter of agreement with Nortel Networks to replace the Motorola equipment currently deployed in our Pennsylvania, New York, New Jersey and Maryland markets with Nortel equipment.  Under the terms of the agreement, we are required to purchase equipment necessary to replace 425 existing base stations and related network infrastructure, plus various additional equipment to support future network footprint and capacity expansion, totaling approximately $16.5 million, with an option to purchase additional equipment totaling $0.5 million.  On March 21, 2006, we amended the terms of this agreement accelerating payments for equipment totaling $4.0 million from 2007 to 2006.  As of September 30, 2006, we had purchased $15.5 million of the required $16.5 million of equipment under this agreement.  Accordingly, we are required to purchase an additional $1.0 million of equipment under this agreement.

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

(b)            Changes in Internal Controls over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)             We place reliance on Sprint PCS to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS Affiliates of Sprint. To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70. Our agreements with Sprint provide that Sprint will provide us with this report twice annually.  We expect the next report as of September 30, 2006 to be delivered to us by Sprint prior to November 30, 2006.  The most recent report provided to us was as of September 30, 2005.

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

ITEM 1A.   RISK FACTORS

You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K, as updated by any subsequent Quarterly Reports on Form 10-Q, are not the only ones facing us. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

Set forth below is an update to the following risk factor that was included in our Annual Report on Form 10-K:

•            “The merger between Sprint and Nextel and the outcome of our litigation relating thereto may have an adverse effect on us in ways that would be beyond our control.”

As discussed in “—Commitments and Contingencies” above, rulings have been issued in both of our lawsuits against Sprint relating to the merger between Sprint and Nextel.  Although the Delaware ruling is final, the Illinois ruling is not, as Sprint has appealed the ruling.

The Delaware ruling does not protect us from all of the ways in which Sprint may operate the legacy Nextel business in a manner that would have a material adverse effect on us.  To the extent that Sprint desires to exploit limitations of the Delaware ruling, our business may be adversely affected.  For example, the ruling provides that Sprint may engage in limited re-branding of the legacy Nextel stores in our service area.  We do not know how or if Sprint will attempt to re-brand the legacy Nextel stores in our service area.  Additionally, in light of certain representations that Sprint made to the Delaware court, the ruling does not impose additional restrictions on Sprint’s use of our confidential information.  It is difficult for us to monitor Sprint’s compliance with its representations as to confidentiality.  If we believe that Sprint is violating the Delaware ruling, we may need to enforce the ruling through contempt proceedings in Delaware.  We cannot predict the outcome of these proceedings.

With respect to the Illinois ruling, we cannot predict the outcome of the appeal.  If we do not prevail on appeal, Sprint may be permitted to operate the legacy Nextel business in our territory in a manner that has an adverse effect on our business and operations.  If we do not prevail on appeal, our stock price may be adversely affected.  Additionally, the Illinois ruling has been stayed pending appeal.  As a condition of the stay, Sprint must continue to comply with the Forbearance Agreement – which by its terms has expired – and the Delaware ruling in iPCS Wireless’s service area.  As noted above, the Delaware ruling does not protect us from all of the ways in which Sprint may operate the legacy Nextel business in a manner that would have a material adverse effect on us.  The protections afforded by the Forbearance Agreement are limited as well.

Notwithstanding the rulings and the Forbearance Agreement, Sprint’s ownership and operation of the legacy Nextel business in our territory has, among other things, caused customer confusion in our territory that is having an adverse effect on our business and operations.

We do not know whether it is possible to reach agreement on mutually satisfactory terms for revised affiliation agreements, particularly in light of the lawsuits. Any such revised affiliation agreements may require us to modify our exclusivity, make significant payments to lease or acquire assets relating to the legacy Nextel network in our territory, purchase legacy Nextel subscribers in our territory and/or commit to a further build-out and expansion of our network beyond what is required under our existing affiliation agreements with Sprint PCS. There is no assurance that we will have adequate funds on hand or the ability to borrow such funds in order to acquire the network assets or subscribers or to otherwise modify our network. In addition, any borrowing would increase our existing substantial leverage.

We believe that our stock price has been, and continues to be, affected by market speculation involving potential changes in our relationship with Sprint as a result of the Sprint/Nextel merger and the final outcome of our litigation against Sprint. We believe that the market speculation has been further fueled by changes in the relationships between Sprint and other PCS Affiliates of Sprint, including Sprint’s acquisition of six other PCS Affiliates of Sprint since August 2005.  Accordingly, the price of our common stock has been, and may continue to be, volatile.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on September 28, 2006, the stockholders voted on the following:

1.  The election of seven directors to our board of directors:

	For	Withheld
Timothy G. Biltz	12,835,163	1,890,174
Jeffrey W. Jones	12,835,163	1,890,174
Robert A. Katz	12,835,163	1,890,174
Ryan L. Langdon	14,606,317	119,020
Richard S. Parisi	14,606,317	119,020
Kevin M. Roe	14,606,317	119,020
Timothy M. Yager	14,606,317	119,020

2.  The approval of the iPCS Amended and Restated 2004 Long-Term Incentive Plan, including the reservation of an additional 500,000 shares of common stock that may be issued as awards under the plan:

For	Against	Abstain	Broker Non-Votes
10,685,148	1,880,930	-0-	2,159,259

3.  The approval of the Horizon PCS, Inc. Amended and Restated 2004 Stock Incentive Plan:

For	Against	Abstain	Broker Non-Votes
12,215,946	350,132	-0-	2,159,259

4.  The ratification of our audit committee’s selection of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2006:

For	Against	Abstain	Broker Non-Votes
14,703,027	22,310	-0-	n/a

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

Date: November 13, 2006
	By:	/s/ STEBBINS B. CHANDOR, JR.
Stebbins B. Chandor, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2006