Form 10-K
period 2006-12-31
iPCS, INC
filed 2007-03-16
CIK 1108727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

1901 North Roselle Road

Schaumburg, Illinois 60195

(Address of principal executive offices)

Registrant’s telephone number, including area code: (847) 885 2833

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one)

Large accelerated filer☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price on the NASDAQ Stock Market) as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $663,473,000 million. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors and their respective affiliates as of June 30, 2006.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of March 7, 2007, there were 16,934,585 shares of common stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference

Part III incorporates information by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

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

•       the impact and final outcome of our litigation against Sprint, Nextel and Sprint PCS, as well as the impact and outcome of the other litigation involving Sprint, Sprint PCS, and another  PCS Affiliate of Sprint;

•       changes in Sprint’s affiliation strategy as a result of the Sprint/Nextel merger and Sprint’s recent acquisitions of other PCS Affliliates of Sprint;

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

•       our anticipated future losses;

•       our subscriber purchasing patterns;

•       subscriber satisfaction with our network and operations, including with services provided to us by Sprint, such as billing and customer care;

•       availability of an adequate supply of subscriber equipment to Sprint PCS and to us specifically;

•       risks related to future growth and expansion, including subscriber growth;

•       general economic and business conditions;

•       additional terrorist attacks; and

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

Our website address is www.ipcswirelessinc.com. Information contained on our website is not part of this annual report on Form 10-K. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934. These documents may be accessed free of charge on our website at the following address: www.ipcswirelessinc.com. These documents are provided promptly after filing with the SEC. These documents also may be found at the SEC’s website at www.sec.gov.

General

We are a holding company that operates as a PCS Affiliate of Sprint through three wholly owned subsidiaries, each having its own affiliation agreements with Sprint PCS. As a PCS Affiliate of Sprint, we own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS network of Sprint PCS located in our territory, and we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in our territory. Our territory consists of 80 markets primarily located in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. The territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). As of December 31, 2006, our licensed territory had a total population of approximately 15.0 million residents, of which our PCS network covered approximately 11.4 million residents, and we had approximately 561,300 subscribers.

Our PCS network is designed to offer a seamless connection with the PCS network of Sprint PCS. Sprint PCS, together with third party PCS affiliates of Sprint, like us, operate PCS networks in over 300 metropolitan markets, including 297 of the 300 largest U.S. metropolitan areas where more than 262 million people live or work. We provide nationwide service through a combination of: operating our own PCS network in our territory, affiliating with Sprint PCS, roaming on other providers’ analog cellular networks using multi-mode and multi-band handsets, and roaming on other providers’ CDMA networks. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. We market Sprint PCS products and services through a number of distribution outlets located in our territory, which are comprised of our company-owned retail stores, Sprint co-branded dealers, major national retailers and local third party distributors.

Our History

We were formed in March 2000 as a holding company for iPCS Wireless, Inc. iPCS Wireless, as the successor to Illinois PCS, LLC, became a PCS Affiliate of Sprint in 1999. We were acquired by AirGate PCS, Inc. on November 30, 2001 and, on October 17, 2003, AirGate transferred its ownership of us to trust, the beneficial owners of which were AirGate’s stockholders as of such date. On February 23, 2003, we filed for bankruptcy under Chapter 11 of the Bankruptcy Code and we emerged from bankruptcy on July 20, 2004. On July 1, 2005, we merged with Horizon PCS, Inc., a holding compay that operated as a PCS Affiliate of Sprint through its two wholly owned subsidiaries: Horizon Personal Communications, Inc. (“PerCom”) and Bright Personal Communications Services, LLC (“Bright”). As a result of the merger, PerCom and Bright (collectively, “Horizon PCS”) became our wholly owned subsidiaries. Horizon PCS’s territory—which is now part of our territory—consisted of 40 markets located in portions of nine contiguous states. At June 30, 2005—the last date for which such information was reported by Horizon PCS prior to our merger—Horizon PCS’s licensed territory had a total population of approximately 7.2 million residents, of which its wireless network covered approximately 5.4 million residents.

Our Relationship With Sprint

Sprint directly operates its PCS network in major markets throughout the United States and entered into affiliation agreements with various companies, like us, under which each has become a PCS Affiliate of Sprint and has agreed to construct and manage PCS networks in smaller metropolitan areas and along major highways designed to operate seamlessly with the Sprint PCS network.

Pursuant to our affiliation agreements with Sprint PCS, we offer PCS services using Sprint’s spectrum under the Sprint brand name on a wireless network built and operated to Sprint’s specifications at our own expense. We believe that we have completed the building of our network and we are in compliance with all applicable build-out requirements.

Although we are involved in various disputes with Sprint, we continue to believe that, overall, our strategic relationship with Sprint PCS provides us with significant competitive advantages. In particular, our affiliation agreements with Sprint PCS allow us to offer nationwide, high-quality, nationally branded wireless voice and data services for a lower cost and lower capital requirements than would otherwise be possible, and provide us a high-margin roaming revenue stream from Sprint PCS, wireless resellers and other wireless carriers that contract with Sprint PCS for roaming services in our territory. For example, we benefit from Sprint PCS’s:

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

•                    Sprint PCS network.   Our subscribers can immediately access PCS networks in over 300 metropolitan markets, including 297 of the 300 largest U.S. metropolitan areas where more than 262 million people live or work.

•                    Handset availability and pricing.   Sprint PCS’s purchasing leverage allows us to acquire the latest innovative handsets more quickly and at a lower cost than we could without our affiliation with Sprint PCS.

•                    National reseller agreements.   We receive additional revenue as a result of Sprint PCS’s relationships with wireless resellers, such as Virgin Mobile, when subscribers of those resellers use our PCS network.

We are currently engaged in the following disputes with Sprint, the outcome of any one of which could have a material adverse effect on us:

•       In July 2005, we filed two lawsuits against Sprint alleging, among other things, that following the consummation of the merger between Sprint Corporation and Nextel Communications, Inc., Sprint’s conduct would breach its exclusivity obligations to us under our affiliation agreements with Sprint PCS. Courts issued rulings that we believe were favorable to us in both lawsuits in September 2006, and Sprint has appealed one of those rulings. Accordingly, the final outcome of our litigation with Sprint arising out of Sprint’s conduct following the merger with Nextel is unknown pending appeal. For a detailed discussion of our litigation against Sprint, see “—Litigation Against Sprint” below. Also, see important risks to our business related to Sprint’s merger with Nextel and our litigation in “Item 1A Risk Factors—The merger between Sprint and Nextel and the outcome of our litigation relating thereto may have an adverse effect on us in ways that would be beyond our control.”

•       In December 2006, we initiated arbitration against Sprint with respect to Sprint’s proposed rates for providing back-office services to us for the three-year period commencing on January 1, 2007. If the 2007 rates proposed by Sprint for these services had been in effect in 2006, we would have incurred additional expenses to Sprint of approximately $4.7 million for the fiscal year ended December 31, 2006. We strongly disagree with Sprint’s proposed rates and, pursuant to the terms of our affiliation agreements with Sprint, elected to submit the determination of the new rates to binding arbitration and continue to obtain the back-office services from Sprint at the amounts the arbitration panel determines. The rates determined by the arbitration panel will be retroactively applied to January 1, 2007. In the meantime, we began paying Sprint’s proposed rates on January 1, 2007. For a detailed discussion of this dispute, see “Affiliation Agreements with Sprint PCS—The services agreements” below.

•       Pursuant to our affiliation agreements with Sprint PCS, we agreed to reciprocal roaming rates with Sprint PCS through December 31, 2006. We also agreed that, effective January 1, 2007, the rates would be reset by Sprint based on its retail yield for the prior year. Sprint has notified us of its proposed reciprocal roaming rates for 2007. Had these reciprocal roaming rates been in effect for 2006, the net effect on our operating loss for the fiscal year ended December 31, 2006 would have been an increase of approximately $8.2 million. We strongly disagree with Sprint’s new roaming rates and intend to vigorously oppose them, including by submitting the matter to arbitration or litigation if necessary. If the matter is submitted to an arbitration panel and the arbitration panel imposes rates different than the ones then in effect, the new rates would be retroactively applied to the appropriate period. However in the meantime, beginning on January 1, 2007, the new reciprocal roaming rates went into effect. For a detailed discussion of this dispute, see “—Roaming” below and “Item 1A Risk Factors—Beginning on January 1, 2007, the reciprocal per-minute and per-kilobyte roaming rate with Sprint PCS was reduced, resulting in us receiving less roaming revenue, which will result in an increase in our operating loss.”

Litigation Against Sprint

On July 15, 2005, our wholly owned subsidiary, iPCS Wireless, Inc., filed a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois. On July 22, 2005, our wholly owned subsidiaries, PerCom and Bright, filed a complaint against Sprint and Sprint PCS and Nextel Communications, Inc. in the Court of Chancery of the State of Delaware, New Castle County. The complaints allege, among other things, that Sprint’s conduct following the consummation of the merger between Sprint and Nextel, would breach its exclusivity obligations under our affiliation agreements, as amended. We sought, among other things, a temporary restraining order (a TRO), a preliminary injunction and a permanent injunction enjoining Sprint and those acting in concert with it from engaging in conduct that would violate our affiliation agreements with Sprint PCS.

On July 28, 2005, we and certain of our wholly owned subsidiaries entered into a Forbearance Agreement with Sprint relating to the complaints filed against Sprint. The Forbearance Agreement sets forth our agreement that we would not seek a TRO or a preliminary injunction against Sprint so long as Sprint operates subject to the limitations set forth in the Agreement. Although the Forbearance Agreement expired on January 1, 2006 in the territory managed by iPCS Wireless and on August 4, 2006 in the territory managed by PerCom and Bright, Sprint committed to continue to abide by the terms of the Forbearance Agreement in the territory managed iPCS Wireless during the pendency of Sprint’s appeal of the Illinois court (discussed below).

The trial in the Delaware court began in January 2006. On August 4, 2006, the Delaware court issued its decision and, on September 7, 2006 issued a final order and judgment effecting its decision. The final order and judgment provides that:

•                    Sprint will violate the implied duty of good faith and fair dealing if it offers iDEN products and services using the same Sprint brand and marks that plaintiffs (PerCom and Bright) have used or are using in connection with their sale of Sprint PCS products and services (the “Sprint pcs brand and/or marks”) or a brand or mark confusingly similar to the Sprint pcs brand or marks in plaintiffs’ service areas. Sprint may re-brand the legacy Nextel stores in plaintiffs’ service areas, but it must do so in a way that does not create a likelihood of confusion in the minds of consumers as to the sponsor of the store or which products and services are available in it, and it may not use the new Sprint logo.

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

The trial in the Illinois court was held for 25 days between early March and early July 2006. On August 14, 2006, the Illinois court issued its decision and on September 20, 2006 issued a final order effecting its decision. The final order provides that:

•                    Within 180 days of the date of the final order, Sprint and those acting in concert with it must cease owning, operating, and managing the Nextel wireless network in iPCS Wireless’s territory.

•                    Sprint shall continue to comply with all terms and conditions of the Forbearance Agreement.

On September 28, 2006, Sprint appealed the ruling of the Illinois trial court to the Appellate Court of Illinois, First Judicial District. In early October 2006, Sprint requested a stay of the Illinois trial court’s order pending appeal and an accelerated appeal. On October 13, 2006, the Illinois appellate court denied Sprint’s request for an accelerated appeal and ordered a stay of the Illinois trial court’s order pending appeal on the condition that (i) Sprint continue to comply with the Forbearance Agreement and (ii) Sprint comply with the September 7, 2006 order of the Delaware court. Accordingly, Sprint must comply with the Forbearance Agreement, as well as the order of the Delaware court, in iPCS Wireless’s territory pending a decision from the Illinois appellate court.

As of the date hereof, the parties are in the briefing stage of the appeal, after which the parties may be requested to present oral arguments before the appellate court. We expect a ruling from the appellate court as soon as later this year or early 2008.

Our Markets

The following tables list the location, basic trading area number, megahertz of spectrum licensed and estimated total population for each of the basic trading areas that comprise the territory covered under our affiliation agreements with Sprint PCS as of December 31, 2006. The first table relates to the territory covered under iPCS Wireless’s affiliation agreements with Sprint PCS, while the second table relates to the territory covered under Horizon PCS’s affiliation agreements with Sprint PCS. The number of estimated covered population for each state does not represent the number of our subscribers in such state, nor does it represent the number of subscribers that we expect to be based in such state.

iPCS Wireless, Inc.

Location	Basic Trading Area No.(1)	MHz of spectrum	Estimated Total Population(2)	Estimated Covered Population(3)
ILLINOIS
Bloomington	46	10	241,752
Champaign-Urbana	71	20	231,281
Clinton-Sterling(4)	86	30	148,141
Danville(4)	103	20	110,012
Davenport-Moline(4)	105	30	429,145
Decatur-Effingham	109	10	249,052
Galesburg	161	10	74,506
Jacksonville	213	10	70,023
Kankakee	225	20	136,106
La Salle-Peru-Ottawa-Streator	243	20	153,319
Mattoon	286	10	64,763
Mount Vernon-Centralia	308	30	123,023
Peoria	344	10	462,289
St. Louis (Partial)(4)	394	30	49,120
Springfield	426	10	268,645
Total			2,811,177	2,443,094
INDIANA
Terre Haute (Partial)(4)	442	30	2,998
Total			2,998	673
IOWA
Burlington(4)	61	30	136,015
Cedar Rapids	70	30	292,398
Des Moines (Partial)	111	30	218,327
Dubuque(4)	118	30	179,892
Fort Dodge	150	30	127,814
Iowa City	205	30	133,253
Marshalltown	283	30	57,452
Mason City	285	30	116,057
Ottumwa	337	30	123,752
Waterloo-Cedar Falls	462	20	266,283
Total			1,651,243	1,107,615
MICHIGAN
Battle Creek (Partial)	33	30	57,599
Grand Rapids	169	30	1,107,042
Lansing (Partial)	241	30	62,505
Mount Pleasant	307	30	139,440
Muskegon	310	30	227,225
Petoskey	345	30	110,820
Saginaw-Bay City	390	30	629,109

Sault Ste. Marie	409	30	57,605
Traverse City	446	30	250,514
Total			2,641,859	2,081,427
NEBRASKA
Grand Island-Kearney	167	30	150,414
Hastings	185	30	73,405
Lincoln (Partial)	256	30	96,653
Norfolk	323	30	111,967
Omaha (Partial)(4)	332	30	235,440
Total			667,879	332,448
TOTAL			7,775,156	5,965,257

Footnotes follow the following table.

Horizon Personal Communications, Inc.
Bright Personal Communications Services, LLC

Location	Basic Trading Area No.(1)	MHz of Spectrum	Estimated Total Population(2)	Estimated Covered Population(3)
INDIANA
Elkhart(4)	126	10	273,472
Fort Wayne(4)	155	10	721,907
Kokomo-Logansport	233	30	192,738
Marion	280	30	108,372
Michigan City-La Porte (Partial)	294	10	70,239
South Bend-Mishawaka	424	10	365,156
Total			1,731,884	1,595,465
MARYLAND
Cumberland(4)	100	30	163,833
Total			163,833	74,564
MICHIGAN
Battle Creek (Partial)	33	30	11,290
Benton Harbor (Partial)	39	10	45,397
Kalamazoo (Partial)	223	30	20,107
Total			76,794	70,752
NEW JERSEY
New York (Partial)(4)	321	30	197,559
Total			197,559	142,867
NEW YORK
Jamestown-Warren-Dunkirk(4)	215	30	183,318
Olean-Bradford(4)	330	30	238,615
Total			421,933	239,997

OHIO
Ashtabula	21	10	102,559
Athens	23	20	130,996
Canton-New Philadelphia (Partial)	65	10	36,631
Chillicothe	80	20	101,820
Cincinnati (Partial)(4)	81	10	129,414
Dayton-Springfield (Partial)	106	10	40,945
Findlay-Tiffin	143	30	153,136
Huntington-Ashland (Partial)	197	20	31,033
Lima	255	30	251,063
Portsmouth(4)	359	20	93,113
Toledo (Partial)	444	30	60,637
Zanesville-Cambridge	487	20	188,985
Total			1,320,332	800,460
PENNSYLVANIA
Allentown-Bethlehem-Easton (Partial)	10	30	58,715
Du Bois-Clearfield	117	30	129,609
Erie	131	10	280,790
Meadville	287	10	90,411
Oil City-Franklin	328	30	103,863
Pottsville	360	30	149,276
Scranton-Wilkes-Barre-Hazleton	412	30	671,469
Sharon	416	10	138,425
State College	429	30	136,444
Stroudsburg	435	30	147,685
Sunbury-Shamokin	437	30	192,015
Williamsport	475	30	164,484
Total			2,263,186	1,743,388
TENNESSEE
Kingsport-Johnson City-Bristol(4)	229	20	714,038
Knoxville (Partial)	232	10	112,883
Total			826,921	599,504
WEST VIRGINIA
Parkersburg-Marietta(4)	342	20	181,824
Total			181,824	113,447
TOTAL			7,184,266	5,380,444

(1)          Basic Trading Area No. refers to the Basic Trading Area number assigned to that market by the FCC for the purposes of issuing licenses for wireless services.

(2)          Estimated Total Population is based on estimates of 2000 population counts compiled by the U.S. Census Bureau adjusted by population growth rates from third party proprietary demographic databases, and represents the total population in our licensed area within these markets.

(3)          Estimated Covered Population is based on our actual network coverage (neg 103db) measured by third party proprietary mapping software using the 2000 population counts compiled by the U.S. Census Bureau adjusted by population growth rates from third party proprietary demographic databases.

(4)          For purposes of this table, Estimated Total Population and Estimated Covered Population include all persons in the Basic Trading Area, including those persons who live in neighboring states.

Our PCS Network

Our PCS network connects to the public switched telephone network to facilitate the origination and termination of traffic between our PCS network and both local exchange and long distance carriers. Through our arrangements with Sprint PCS and Sprint PCS’s arrangements with other wireless service providers, our subscribers have roaming capabilities on certain other PCS networks utilizing similar technology. See “—Roaming” below for a detailed discussion.

As of December 31, 2006, our PCS network included approximately 1,600 base stations, or sites, and five switching centers.

Roaming

Generally, roaming occurs when a subscriber of one wireless service provider uses the wireless network of another wireless service provider. We receive roaming revenue when wireless subscribers based outside of our territory use our PCS network, and we incur roaming expense when our subscribers use a network outside of our territory. Because we are part of the Sprint PCS network, roaming is an important source of revenue for us. For the fiscal year ended December 31, 2006, approximately 33% of our revenue was from roaming. The majority of our roaming revenue (approximately 87% for the fiscal year ended December 31, 2006) comes from Sprint PCS when Sprint PCS subscribers based outside of our territory use our PCS network. Similarly, the majority of our roaming expense is paid to Sprint PCS when Sprint PCS subscribers based in our territory use the Sprint PCS network outside of our territory. We also receive roaming revenue when non-Sprint PCS subscribers use our PCS network and we incur roaming expense when Sprint PCS subscribers based in our territory use a non-Sprint PCS network.

We believe that the markets in which we operate have favorable roaming characteristics that have historically resulted in more Sprint PCS inbound roaming than outbound roaming. Although our ratio of inbound to outbound roaming with Sprint PCS declined in 2006, compared to 2005, and we expect it to decline further in the future, it remained favorable for the fiscal year ended December 31, 2006 at approximately 1.4 to 1. We believe that the following characteristics have contributed to our historically favorable roaming ratio with Sprint PCS:

•                    Our territory is located near or around several large U.S. urban centers, including Chicago, Illinois; New York, New York; Philadelphia, Pennsylvania; Pittsburgh, Pennsylvania; Detroit, Michigan; Columbus, Ohio; Des Moines, Iowa; Indianapolis, Indiana; Knoxville, Tennessee; Omaha, Nebraska; and St. Louis, Missouri.

•                    Our territory includes significant distances of major and secondary highways comprising the principal travel corridors between these large urban centers. As a result of our extensive network coverage of these highways in our territory, we have consistently received significant roaming revenue from wireless subscribers using our PCS network.

•                    Our markets include nearly 60 colleges and universities with a total enrollment of approximately 333,000 students. We believe that colleges and universities in our markets result in increased roaming revenue from wireless subscribers using our PCS network.

Our affiliation agreements with Sprint PCS set our reciprocal roaming rate with Sprint PCS through December 31, 2006 at $0.058 per minute for voice and 2G data, and $0.0020 per kilobyte for 3G data. Thereafter, our affiliation agreements with Sprint PCS provide that the reciprocal roaming rates are to be calculated based upon Sprint’s retail yield for the prior year. In November 2006, Sprint advised us that its estimate of retail yield for voice and 2G data was $0.045 per minute, and its estimate of retail yield for 3G data was $0.0013 per kilobyte. Based on these estimates,  effective January 1, 2007, the roaming rate for voice and 2G data would have been $0.0405 per minute, and the roaming rate for 3G data would have been $0.0012 per kilobyte. On February 22, 2007, Sprint notified us that the final reciprocal roaming rates that were put in place by Sprint on January 1, 2007, were $0.0403 per minute for voice and 2G data and $0.001 per kilobyte for 3G data.

Had these rates of $0.0403 per minute and $0.001 per kilobyte been in effect for 2006, our roaming revenue from Sprint PCS for the fiscal year ended December 31, 2006 would have decreased by approximately $42.4 million or 43% and our roaming expense payable to Sprint would have decreased by approximately $34.2 million or 49% resulting in a net increase in our operating loss of approximately $8.2 million. We strongly disagree with Sprint’s estimated new roaming rates and intend to vigorously oppose them, including by submitting the matter to arbitration or litigation if necessary. If the matter is submitted to an arbitration panel and the arbitration panel imposes rates different than the ones then in effect, the new rates would be retroactively applied to the appropriate period. However in the meantime, the new rates of $0.0403 per minute and $0.001 per kilobyte went into effect on January 1, 2007.

Resellers

We also recognize revenue from subscribers of various wholesale resellers of personal communications service when those subscribers use our PCS network. These reseller agreements are negotiated and entered into by Sprint PCS, and we receive a per minute rate for each minute that the subscribers of these resellers use our PCS network. These subscribers may be based within or outside our territory. As described below in the discussion of our management agreements with Sprint PCS, through December 31, 2006, we were required to participate in all resale arrangements that met certain pricing minimums. Although we are not required to participate in new resale arrangements after December 31, 2006, we may do so and, in any event, we have certain continuing obligations with respect to existing resale arrangements.

Marketing Strategy

Our marketing strategy is to complement Sprint’s national marketing strategies with techniques tailored to each of the specific markets in our territory.

Use of Sprint’s brand.   We feature exclusively and prominently the nationally recognized Sprint brand name in our marketing and sales efforts. From the subscribers’ point of view we are Sprint in our markets and, they use our PCS network and the rest of the Sprint PCS network as a unified network.

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

Sales and Distribution

Our sales and distribution plan is designed to mirror Sprint’s multiple channel sales and distribution plan and to enhance it through the development of local distribution channels. Key elements of our sales and distribution plan consist of the following:

•                    Sprint PCS retail stores.   As of December 31, 2006, we operated 38 Sprint PCS stores within our territory. These stores provide us with a local presence and visibility in certain markets within our territory. Following the Sprint PCS model, these stores are designed to facilitate retail sales, subscriber activation, bill collection and customer service.

•                    Co-Branded Dealers.   We enter into agreements with third party agents that operate Sprint PCS stores and kiosks in our territory to further expand our distribution channels. These “branded stores” function similarly to our company-owned stores but are operated by a third party. These third parties purchase equipment from us, resell it to the consumer and receive compensation from us in the form of commissions. As of December 31, 2006, we had 93 of these branded stores and kiosks operating in our territory.

•                    National third party retail stores.   Sprint PCS has national distribution agreements with various national retailers for the sale of Sprint PCS products and services. These national agreements cover retailers’ stores in our markets and include RadioShack, Best Buy, Costco, Staples, OfficeMax, Office Depot, and Wal-Mart. As of December 31, 2006, these retailers had approximately 410 locations in our territory.

•                    Local third party distributors.   We contract directly with local third party distributors in our territory. These retailers are typically local businesses that have a presence in our markets. Local third party distributors purchase handsets and other PCS retail equipment from us and market Sprint PCS services on our behalf. We are responsible for managing this distribution channel and as of December 31, 2006, these local third party distributors had approximately 115 locations within our licensed territory. We compensate local third party distributors through commissions for subscriber activations.

•                    Other.   Sprint maintains an internet site, www.sprint.com, and an 800 number from which customers can order and pay for a handset and select a rate plan. We recognize the revenues generated by wireless subscribers in our territory who purchase Sprint PCS products and services over the Sprint internet site or via the Sprint maintained 800 number. Additionally, Sprint maintains a business-specific sales team that generates sales in our territory.

Distribution mix.   The approximate percentage of our gross subscriber additions that originated from each of our distribution channels for the years ended December 31, 2006 and September 30, 2005 is as follows:

	Year Ended December 31, 2006	Year Ended September 30, 2005
Sprint retail stores	35%	39%
National third party retail stores	22	19
Local third party distributors (including co-branded dealers)	22	24
Other	21	18
	100%	100%

Technology

The entire Sprint PCS network, including our PCS network, uses code division multiple access, or CDMA, technology, which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all speech bits, sending a scrambled transmission of the encoded speech over the air and reassembling the speech into its original format.

We have upgraded our entire PCS network to 1xRTT, which is the name for the first phase of CDMA’s evolution to third generation, or 3G. We believe that 1xRTT technology provides high capacity and outstanding quality. In addition, 1xRTT enables subscribers to access enhanced data services, such as Sprint PCS’s “PCS Vision.”  PCS Vision allows subscribers to use their PCS Vision-enabled devices to check e-mail, take and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds of up to 144 kilobytes per second with average throughput speeds in the range of 50-70 kilobytes per second.

Although we are not required to do so, we have selectively deployed a new wireless high-speed data technology—called Evolution Data Optimized (“EV-DO”)—across a limited portion of our PCS network covering approximately 500,000 residents, principally in Grand Rapids, Michigan. EV-DO increases average mobile-device data speeds up to 10 times faster when compared to the prior generation technology. In addition, this technology delivers applications and services available only on EV-DO-capable handsets and laptops equipped with EV-DO-capable Sprint PCS Connection Cards. The services supported by this technology, marketed by Sprint and us as “Power Vision”, give consumer and business customers access to numerous sophisticated applications using EV-DO-capable devices, including mobile desktop, data messaging, imaging, entertainment and location-based applications. Sprint has stated that it plans to have EV-DO coverage across the majority of its PCS network by the end of 2007.  As of December 31, 2006, Sprint’s EV-DO technology covers 200 million people.

Beginning in 2007 we intend to selectively deploy the next version of EV-DO technology, EV-DO Rev. A, across portions of our PCS network covering approximately 2.0 million people, and we have entered into an agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services (see “Item 7—Contractual Obligations”). We expect EV-DO Rev. A to further increase wireless data use as subscribers will be able to use the upgraded network to utilize applications such as IP video telephony, high-performance push-to-talk (walkie-talkie service), multi-user video conferencing, real-time gaming and video streaming of both content and live web cams simultaneously as they become available. Subscribers with enabled devices in these markets should experience significantly faster average upload speeds of 300-400 kbps (compared with 50-70 kbps on EV-DO networks). Average download speeds should also increase to 450-800 kbps (compared with 400-700 kbps on EV-DO networks). Sprint has begun deploying EV-DO Rev. A across its PCS network and has stated that it plans for coverage across the majority of the footprint of its PCS network by the end of 2007. As of December 31, 2006, of the 200 million people covered by Sprint’s EV-DO network, 75 million were covered by EV-DO Rev. A.

Competition

Competition in the wireless telecommunications industry is intense. We principally compete with existing wireless service providers and providers of traditional communications services (such as conventional landline telephone companies). We believe that in our territory our primary competition is with national and regional wireless service providers, such as ALLTEL, Centennial, AT&T (formerly known as Cingular), U.S. Cellular, Nextel/Nextel Partners, T-Mobile and Verizon. Although Sprint and Nextel merged in August 2005, and Nextel Partners (previously an affiliate of Nextel present in many of our markets) is now a wholly owned subsidiary of Sprint, we continue to compete with Nextel and Nextel Partners in our markets. See “—Litigation Against Sprint.”

Additionally, as potential subscribers find that their communications needs may be satisfied by other technologies, we are increasingly competing for subscribers with providers of other services, such as cable television, internet companies, satellite-based communications and wireless cable networks. For example, Verizon launched an internet-linked phone and Sprint and various cable companies have formed a partnership that may utilize cell phones designed to connect wirelessly to broadband internet connections using wireless fidelity, or Wi-Fi, technology. As these new technologies develop, the level of competition that we face becomes more difficult to anticipate and, therefore, compete against.

We also face competition from resellers who provide wireless services to customers but do not hold FCC licenses or own facilities. Instead, the resellers buy blocks of wireless telephone numbers and capacity from a licensed carrier and resell services through their own distribution network to the public. Additionally, as the FCC auctions off additional spectrum, we may face additional competition.

We compete to attract and retain subscribers principally on the basis of:

•       the strength of the Sprint brand name, services and features;

•       Sprint PCS’s network, including its evolving technology;

•       our network coverage and reliability; and

•       the benefits of CDMA’s 3G technology.

Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including:

•       new services and technologies that may be introduced;

•       changes in consumer preferences;

•       demographic trends;

•       economic conditions; and

•       discount pricing strategies by competitors.

Employees

As of December 31, 2006, we employed approximately 500 employees. Our employees are not represented by any labor union. We believe that we have a good relationship with our employees.

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

Sprint PCS has the right to monitor our wireless personal communications services network operations and the right to access our PCS network, including the right to test and monitor any of our facilities and equipment.

•       Exclusivity.   We are designated as the only person or entity that is a manager or operator for Sprint PCS in our territory. Sprint PCS is prohibited from owning, operating, building or managing another wireless mobility communications network using the 1900 MHz frequency range in our territory while our management agreements are in place and no event has occurred that would permit such agreements to terminate. Sprint PCS is permitted to make national sales to companies in the covered territory and to permit resale of the Sprint PCS products and services in the territory. Our complaints against Sprint alleged, among other things, that the merger between Sprint and Nextel and the operation of the combined companies after the merger would result in a breach of the exclusivity provisions of our affiliation agreements with Sprint PCS.

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

•       National sales programs.   We are required to participate in the Sprint PCS wireless sales programs for sales to Sprint PCS’s corporate accounts and will pay the expenses and receive the compensation from Sprint PCS relative to sales to customers of those accounts located in our territory. We are also required to use Sprint’s long distance service for calls made from within designated portions of our territory to areas outside those designated portions and to connect our network to the national platforms Sprint PCS uses to provide services under the management agreements and services agreements. Sprint PCS will purchase such long distance service from Sprint on our behalf at a price and terms at least as favorable to Sprint PCS as the best prices and terms Sprint Corporation offers to any similarly situated wholesaler. However, we may purchase private line capacity for call routing directly from Sprint Corporation, if we can obtain more favorable terms, and Sprint Corporation has agreed to provide us with such capacity at the best price offered to similarly situated third parties. Under the management agreements, we are prohibited from reselling long distance service to other carriers; however, we may (1) transport long distance calls for customers, (2) transport long distance calls for resellers when such resale is subject to FCC mandate or when Sprint chooses to make such resale available, or (3) transport long distance calls for purposes of roaming.

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

Many Sprint PCS wireless subscribers purchase bundled pricing plans that allow roaming anywhere on the Sprint PCS network without incremental PCS roaming charges. However, we will earn Sprint PCS roaming revenue for every minute that a Sprint PCS wireless subscriber from outside our territory enters our territory and uses our services, which is offset against amounts we owe as expenses for every minute that Sprint PCS subscribers use services outside our territory. The analog roaming rate for use on a non-Sprint PCS provider’s network is set under Sprint PCS’s third party roaming agreements. The reciprocal roaming rate for voice and 2G data subscribers who roam into the other party’s or another Sprint PCS Affiliate’s network was fixed through December 31, 2006 at $0.058 per minute, plus the actual long distance charges incurred. Beginning on January 1, 2007, the reciprocal roaming rate will change annually to equal 90% of Sprint PCS’s retail yield for voice and 2G data usage from the prior year. Sprint PCS’s retail yield for voice and 2G data usage is defined as Sprint PCS’s average revenue per user for voice and 2G data services divided by the average minutes of use per user. As discussed above in “Item 1 Business—Roaming”, on February 22, 2007, Sprint notified us that the reciprocal roaming rate for voice and 2G data usage for 2007 would be $0.0403 per minute, down from the previous rate of $0.058 per minute. With respect to certain of our markets in western and eastern Pennsylvania, we receive the benefit of a special reciprocal rate for voice and 2G data of $0.10 per minute. This special rate will terminate, with respect to each of these two sets of markets, on the earlier of December 31, 2011 or the first day of the calendar month which follows the first calendar quarter during which we achieve a subscriber penetration rate of at least 7% of our covered populations.

In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from PCS Vision services, known as “3G data,” when wireless subscribers are using such services outside of their home territory. We recognize revenue when a wireless subscriber based outside of its markets uses PCS Vision data services on our network and we recognize expense when our subscribers use such services on the Sprint PCS network or network of another Sprint PCS Affiliate outside of our markets. The reciprocal roaming rate for this 3G data was $0.0020 per kilobyte through December 31, 2006. Beginning on January 1, 2007, the rate for this service will change annually to equal 90% of Sprint PCS’s retail yield for 3G data usage from the prior calendar year; provided that such amount will not be less than our network costs (including a reasonable return using our weighted average cost of capital applied against our net investment in our service area network) to provide such services. Sprint PCS’s retail yield for 3G data usage is defined as Sprint PCS’s average revenue per user for

3G data usage divided by the average kilobytes of use per user. As discussed above in “Item 1 Business—Roaming”, on February 22, 2007, Sprint notified us that the reciprocal roaming rate for 3G data usage for 2007 would be $0.001 per kilobyte, down from the previous rate of $0.002 per kilobyte.

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

•       Resale of products and services.   Sprint PCS may choose to offer a resale product under which third party resellers, known as Mobile Virtual Network Operators, or MVNOs, will resell Sprint PCS products and services under brand names other than “Sprint PCS.” The management agreements provide that we will participate in all resale arrangements between Sprint PCS and resellers that are entered into, renewed or extended by Sprint PCS prior to December 31, 2006, provided the terms and conditions of such resale arrangement meet certain minimum pricing floors set forth in our management agreements. With respect to resale arrangements entered into prior to April 1, 2004, we will be paid the reciprocal roaming rate for voice and data usage of the Sprint PCS network in our territory by customers of such resellers. With respect to all resale arrangements entered into, renewed or extended by Sprint PCS between April 1, 2004 and December 31, 2006, we will receive the amount of fees collected by Sprint PCS from such resellers on a pass-through basis as payment for the use of the Sprint PCS network in our territory by customers of such resellers. Because  we have not reached agreement with Sprint regarding the terms and conditions under which we would continue to participate in reseller arrangements entered into, renewed or extended by Sprint after December 31, 2006, other than certain continuing obligations with respect to existing resellers, we are not required to participate in resale arrangements between Sprint PCS and resellers entered into, renewed or extended by Sprint PCS after December 31, 2006. For purposes of determining renewals and extensions of resale arrangements, if an arrangement does not expressly state an initial term, then the arrangement will be deemed to have a five-year initial term, and if an arrangement states an initial term in excess of ten years, then the arrangement shall be deemed to have a ten-year initial term.

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

•       Most favored nation clause.   We generally have the right to amend our management agreements or services agreements to obtain the most favorable terms provided under a management agreement or services agreement between Sprint PCS and another Sprint PCS affiliate of similar size (defined as having at least three million covered persons) if, prior to December 31, 2006, Sprint PCS amended the terms of any of those agreements of another Sprint PCS affiliate of similar size in a manner that is more favorable than the terms of our agreements. This right is only effective, however, if we agree to accept all of the terms and conditions set forth in the other agreements agreed to after the date this right became effective; provided, however, that no specific changes will be made to such our agreements if such changes were made to the other Sprint PCS Affiliates’ agreements (1) solely because the affiliate owns spectrum on which its network operates (unless such Sprint PCS Affiliate acquired the spectrum from Sprint PCS after the date this right became effective), (2) such changes were compelled by a law or regulation inapplicable to us, (3) such changes were due solely to a change in a build-out plan or (4) such changes relate to unique terms or conditions.

The services agreements.   The services agreements outline various back office services provided by Sprint PCS and available to us for an additional fee.

The “Sprint CCPU services” are support services provided by Sprint relating to billing, customer care, collections, network operations control center monitoring, national platform, information technology, interconnectivity, voice mail, directory assistance, operator services and roaming clearinghouse services. We agreed to continue to purchase the Sprint CCPU service from Sprint PCS through December 31, 2006 at a monthly rate per subscriber of $7.00 for 2005 and $6.75 for 2006. We also agreed that the monthly rate for the next three years for Sprint CCPU service would be reset to a mutually acceptable amount based on the amount necessary to recover Sprint PCS’s reasonable costs for providing Sprint CCPU services; provided, however that the monthly rate will not exceed $8.50 per subscriber. Sprint has notified us that, effective January 1, 2007, the monthly rate per subscriber for the Sprint CCPU services will be $7.50 for 2007, $7.09 for 2008 and $6.81 for 2009. If the 2007 rate for Sprint CCPU services had been in effect in 2006, we would have incurred additional expenses to Sprint of approximately $4.7 million for the fiscal year ended December 31, 2006. We strongly disagree with Sprint’s proposed new rates for Sprint CCPU services and, pursuant to the terms of the services agreements, have elected to submit the determination of the new rates for these services to binding arbitration and to continue to obtain these services from Sprint at the amounts to be determined by the arbitration panel. If the arbitration panel imposes rates different than the ones proposed by Sprint, then the rates imposed by the panel would be retroactively applied to January 1, 2007. However in the meantime, as required by the services agreements, we began paying the rates proposed by Sprint for Sprint CCPU services on January 1, 2007.

The “Sprint CPGA services” are services provided by Sprint relating to subscriber activation, credit verification, handset logistics and handset carrying and obsolescence costs. The cost for Sprint CPGA service is included as a part of the total costs that we use to calculate the non-GAAP financial measure that we use called “CPGA.”  We agreed to continue to purchase the Sprint CPGA service from Sprint PCS through December 31, 2006 at a monthly rate of $23.00 per gross subscriber addition in the service area managed by iPCS Wireless’s area, and $22.00 per gross subscriber addition in the services areas of Horizon Personal Communications and Bright Personal Communications Services. We also agreed that the monthly rate for the next three years for Sprint CPGA services would be reset to a mutually acceptable amount based on the amount necessary to recover Sprint PCS’s reasonable costs for providing Sprint CPGA services. Sprint has notified us that, effective January 1, 2007, the monthly rate per subscriber activation for the Sprint CPGA services will be $20.09 for 2007, $19.41 for 2008 and $18.58 for 2009 in our entire territory. If the 2007 rate for Sprint CPGA services had been in effect in 2006, we would have incurred $0.5 million less of expenses to Sprint for the fiscal year ended December 31, 2006. Although the rates that Sprint has proposed are lower than the prior rates, we strongly disagree with the new rates and, pursuant to the terms of the services agreements, have elected to submit the determination of the new rates for these services to binding arbitration and to continue to obtain these services from Sprint at the amounts to be determined by the arbitration panel. If the arbitration panel imposes rates different than the ones proposed by Sprint, then the rates imposed by the panel would be retroactively applied to January 1, 2007. However in the meantime, as required by the services agreements, we began paying the rates proposed by Sprint for Sprint CPGA services on January 1, 2007.

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

•       require service providers to participate in number “pooling” programs and maintain detailed records of numbers used subject to audit;

•       allocate spectrum for personal communications service and other wireless services and establish procedures, including auction procedures, for awarding licenses to utilize spectrum for provision of wireless services;

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

Conditions of Wireless Personal Communications Services Licenses

Wireless personal communications service licenses are generally granted for ten-year terms conditioned upon timely compliance with the FCC’s build-out requirements. Pursuant to the FCC’s build-out requirements, all 30 MHz broadband wireless personal communications service licensees must construct facilities that offer coverage to one-third of the population in their licensed areas within five years and to two-thirds of the population in such areas within ten years, and all 10 MHz broadband wireless personal communications services licensees must construct facilities that offer coverage to at least one-quarter of the population in their licensed areas within five years or make a showing of “substantial service” within that five-year period.

If the build-out requirements are not met, wireless personal communications service licenses could be forfeited. Sprint has made all of the required build-out showings and filed renewal applications for the personal communications service licenses that we use for our network.

Although we use Sprint PCS’s licenses to provide wireless service as a PCS Affiliate of Sprint, following the consummation of our merger with Horizon PCS, we own one FCC license for personal communications services for the Chillicothe, Ohio market, and a related FCC license for microwave radio backhaul/control facilities. On October 25, 2006, the FCC granted our application for renewal of the Chillicothe license. The Chillicothe license does not currently play a significant role in our provision of personal communications service as a PCS Affiliate of Sprint.

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

The FCC’s rules define “substantial service” in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. The FCC’s renewal expectancy and procedures make it likely that Sprint will retain the wireless personal communications service licenses that we manage for the foreseeable future. It will also help us to retain the Chillicothe personal communications service license we hold, if our business plan calls for retention of this license.

Interconnection

The FCC has the authority to order interconnection between CMRS providers and incumbent local exchange carriers. The FCC has ordered local exchange carriers to provide reciprocal compensation to CMRS providers for the termination of traffic. Interconnection agreements are negotiated on a statewide basis and are subject to state approval.

The FCC rules and rulings, as well as state proceedings, and a review by courts of such rules and rulings directly impact the nature and cost of the facilities necessary for interconnection of the personal communications service networks of Sprint with local, national and international telecommunications networks. They also determine the nature and amount of revenues that Sprint can receive for terminating calls originating on the networks of local exchange and other telecommunications carriers.

Other FCC Requirements

CMRS providers, including Sprint, are required to permit manual roaming on their networks. With manual roaming, any user whose mobile phone is technically capable of connecting with a carrier’s network must be able to make a call by providing a credit card number or making some other arrangement for payment. Since October 2000, the FCC has been considering changes in its rules that may terminate the manual roaming requirement and may impose automatic roaming obligations, under which users with capable equipment would be permitted to originate or terminate calls without taking action other than turning on the mobile phone. In August 2005, the FCC issued a Memorandum Opinion and Order and Notice of Proposed Rulemaking (WT Docket Nos. 00-193 and 05-265) to examine whether its current rules regarding roaming requirements applicable to CMRS licensees (i.e., cellular, broadband personal communications service and covered SMR) should be modified given the current state of the CMRS market. Pursuant to this rulemaking, the FCC may proceed with the proposal to simply eliminate the current manual registration roaming requirement and not adopt an automatic roaming requirement, thus essentially leaving the future of roaming to “market forces”.

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

FCC rules require broadband personal communications services and other CMRS providers to implement enhanced emergency 911 capabilities that provide the location of wireless 911 callers to “Public Safety Answering Points.” The FCC has approved a plan proposed and amended by Sprint under which Sprint began selling specially equipped telephone handsets in 2001, with a rollout of such handsets that continued until June 30, 2003, when all new handsets activated nationwide were to be specially equipped. Sprint’s plan requires that by December 31, 2005, 95% of Sprint wireless subscriber handsets in service must be equipped for the Sprint wireless enhanced 911 service. Moreover, Sprint completed its personal communications service network upgrade to support enhanced 911 service by December 31, 2002 and began providing a specified level of enhanced 911 service by June 30, 2002. In January of 2007, the FCC denied a request by Sprint for a two-year extension of time (until December 31, 2007) to meet the 95% penetration requirement for location-capable handsets. The FCC imposed further reporting requirements on Sprint, and it referred the matter to the FCC Enforcement Bureau for appropriate action.

In August 2004, the FCC adopted new regulations that require all telecommunications carriers to report outages to the FCC in order to maintain and improve the reliability and security of telecommunications networks.

Communications Assistance for Law Enforcement

The Communications Assistance for Law Enforcement Act (“CALEA”), enacted in 1994, requires wireless personal communications service and other telecommunications service providers to ensure that their facilities, equipment and services are able to comply with authorized electronic surveillance by federal, state and local law enforcement personnel. Wireless personal communications service providers were generally required to comply with the current industry CALEA capability standard, known as J-STD-025, by June 30, 2000, for the electronic interception of voice communications, and with certain additional standards by September 30, 2001. If they offer broadband Internet access and voice over Internet Protocol (“VOIP”) services. Wireless personal communications service providers are also required to implement “packet-mode” electronic interception capabilities for them. These “packet mode” CALEA capabilities are presently required to be implemented by May 14, 2007. Although the status of the CALEA standards for “packet mode” communications remains unclear and “packet mode” CALEA software is not readily available, the FCC may not extend the May 14 deadline. At the present time, most wireline and wireless carriers are considering Trusted Third Party options, Internet backbone provider services, and custom CALEA solutions for their “packet mode” services if the May 14 deadline holds.

Most wireless personal communications service providers are ineligible for federal reimbursement for the software and hardware upgrades necessary to comply with the CALEA capability and capacity requirements. In sum, CALEA capability and capacity requirements are likely to impose some additional CALEA compliance costs upon Sprint and the PCS Affiliates of Sprint and other wireless entities.

The USA Patriot Act of 2001 included certain provisions that enable law enforcement agencies and other branches of the government to more easily acquire records and information regarding certain uses of communications facilities from telecommunications carriers, including personal communications service carriers.

Federal Tower/Antenna Regulations

Sprint and the PCS Affiliates of Sprint must bear the expense of compliance with FCC and Federal Aviation Administration (FAA) regulations regarding the siting, painting, lighting and construction of transmitter towers and the mounting of antennae on new or existing structures. In addition, FCC environmental regulations may cause some of our base station locations to become subject to the additional expense of regulation under the National Environmental Policy Act (“NEPA”) and the National Historic Preservation Act (“NHPA”). The FCC is required to implement these acts by requiring service providers to meet land use and radio emissions standards. In particular, the construction of a new tower, building or other structure to be used as an antenna structure requires the owner of such structure to (1) perform an environmental assessment to ensure that the structure will not have a substantial effect on the environment, and will comply with NEPA protections concerning wildlife preserves, Indian religious sites, endangered species habitats, flood plains, historic districts, etc.; (2) obtain State Historic Preservation Officer (“SHPO”) approval of the structure, or verify that it qualifies for an exemption from this requirement under the National Programmatic Agreement governing antenna siting; (3) perform an analysis to ensure that facilities using the structure will not violate the FCC’s restrictions concerning the health effects of radio frequency radiation; and (4) determine if the structure will affect the radiation pattern of nearby AM broadcast stations. Moreover, the mounting of an antenna on a new or existing structure requires the licensee to make the above determinations, with respect to its antenna. Finally, if the construction of an antenna structure or mounting of an antenna involves the acquisition of land or construction of a fuel storage tank at the antenna site (e.g., for use by a back up power generator), then the owner/licensee may have to take certain steps to ensure its compliance with the Comprehensive Environmental Response, Compensation and Liability Act  (“CERCLA”). The FCC and relevant authorities have entered into a second Programmatic Agreement in 2005, which will allow the construction of antenna towers in certain industrial and other settings without SHPO approval.

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

Customer Proprietary Network Information

The FCC regulates the handling and disclosure of a personal communications service customer’s personal and usage information, known as “Customer Proprietary Network Informatiom” or “CPNI.”  In January 2006, the FCC required all wireless and wireline service providers, including resellers, to file with the Commission a certification of compliance with the CPNI rules, and a statement describing in detail how compliance is achieved. The FCC and Congress are in the process of strengthening the requirements for safeguarding CPNI, in response to reports of abuses of this information by persons engaging in identity theft and other improper practices. The new statutory and regulatory requirements (which can apply to us contractually and through our resale of Sprint services) may create new costs and procedures for our operation. Steeper FCC fines and other sanctions can be expected for violations.

Competition from New Licenses

The FCC held a spectrum auction for licenses in the Advanced Wireless Services (or “AWS”) spectrum band in 2006. The AWS spectrum is located immediately adjacent to the personal communications service spectrum band, and a least some of the winners of the AWS auction can be expected to compete with us for customers seeking personal communications services. In addition, the FCC is expected to auction a significant number of licenses in the 700 MHz spectrum band in late 2007 or early 2008, pursuant to a Congressional directive. It can be expected that at least some of these 700 MHz auction winners may wish to compete with us for customers seeking personal communications services. It is difficult to assess how such competition will impact our operations.

Studies Concerning Health Effects of Personal Wireless Device Use

Certain research studies have suggested a link between the use of personal wireless devices and adverse health effects, including cancer. There have been numerous studies on this subject before, and the results have been conflicting. Other studies have indicated that any potential for concern can be addressed by modifications to the wireless devices. The wireless industry, including Sprint, is monitoring this issue. We will adjust our operations and sale of customer devices as advised by Sprint. In the event that a direct linkage is demonstrated between personal wireless devices already sold by us and certain health conditions, we will have to address any resulting liability claims.

ITEM 1A.   RISK FACTORS

Risks Related to Our Business, Strategy and Operations

Our substantial leverage could adversely affect our ability to incur additional indebtedness if needed and could negatively affect our ability to service our debt.

We are highly leveraged. As of December 31, 2006, our total outstanding debt, including capital lease obligations but excluding the markup of the Horizon PCS debt to fair value at the time of our merger, was approximately $290.5 million. Such indebtedness represented approximately 58% of our total capitalization as of December 31, 2006. The indentures that govern our senior notes permit us and our subsidiaries to incur additional indebtedness subject to certain limitations. The incurrence of additional indebtedness could further exacerbate the risks associated with our leverage. If we incur additional indebtedness that ranks equally with the senior notes, the holders of that debt will be entitled to share ratably with the holders of the senior notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us.

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

The ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions, the final outcome of our litigation with Sprint,  and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms in a timely manner or at all. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of out indebtedness on commercially reasonable terms or at all. The indentures that govern the senior notes limit our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, result in our bankruptcy.

We emerged from bankruptcy in 2004 and we have a history of net losses. We may incur additional losses in the future, and our operating results could fluctuate significantly on a quarterly and annual basis.

iPCS emerged from bankruptcy in July 2004 and Horizon PCS emerged from bankruptcy in October 2004. Prior to our emergence from bankruptcy and the implementation of fresh-start accounting, iPCS had a net accumulated deficiency of $393.5 million and Horizon PCS had a net accumulated deficiency of $685.9 million. Our future operating profitability and cash flows from operating activities will depend upon many factors, including, among others, the resolution of our currently pending disputes with Sprint (including the final outcome of our litigation and arbitration proceedings against Sprint), our ability to market Sprint PCS products and services, achieve projected market penetration and manage subscriber turnover rates. If we do not achieve and maintain operating profitability and positive cash flows from operating activities, we may be unable to service our debt obligations. Our inability to satisfy our obligations may result in our restructuring or bankruptcy.

In addition, our future operating results and cash flows will be subject to quarterly and annual fluctuations due to many factors, some of which are outside our control. These factors include increased costs we may incur in connection with the further development, expansion and upgrade of our PCS network and fluctuations in the demands for our services. See “—We may incur substantial ongoing capital expenditures, and we may not have adequate capital resources to fund all of our desired capital expenditures.” We may not achieve or sustain profitability or positive cash flows. To the extent our quarterly or annual results of operations fluctuate significantly, we will be unable to satisfy our debt obligations. Our inability to satisfy our obligations may result in our restructuring or bankruptcy.

It is our strategy to continue our subscriber growth, which may negatively affect our near term profitability.

We intend to continue to grow our subscriber base by expanding our sales distribution channels, particularly the number of Sprint co-branded dealers and company-owned retail stores, and by increasing our sales and marketing activities. If we seek to accelerate our subscriber growth, we will incur significant up-front subscriber acquisition expenses, which initially will result in reduced levels of cash flows from operating activities as compared to our most recent prior periods. Moreover, we increasingly must attract a greater proportion of our new subscribers from our competitor’s existing subscriber bases rather than first time purchasers. In addition, to the extent our subscriber growth includes a higher percentage of sub-prime credit subscribers, our churn and bad debt expense may increase, and also may impair our ability to maintain and increase our revenues and cause a deterioration in our operating margin. Moreover, despite incurring increased sales and marketing expenses, we may not succeed in growing our subscriber base.

We rely on independent third parties for a sizable percentage of our sales.

For the fiscal year ended December 31, 2006, approximately 65% of our gross subscriber additions originated from distribution channels operated by Sprint and independent third parties, namely national retailers (for example, Costco, Best Buy, RadioShack) and local third parties (including Sprint co-branded dealers). For the three months ended December 31, 2006, approximately 15% of our gross subscriber additions were generated by RadioShack, while another approximately 15% were generated by three independent local third parties. Although we believe that utilizing these independent third parties is beneficial to us, it also presents a number of drawbacks, such as limited control. These independent third parties have a significant amount of flexibility in running their operations. Their employees are not our employees. Although we can exercise control over the local third parties through our distribution agreements, we have much less control over national retailers as their agreements are with Sprint. To the extent that these third parties do not perform well, experience financial difficulty, reduce their distribution points or emphasize our competitor products and services over Sprint PCS products and services, our results of operations may be adversely affected.

We have experienced an increase in our bad debt expense that may have an adverse effect on our results and operations.

Our bad debt expense for the fiscal year ended December 31, 2006 was $10.9 million, compared with $2.1 million for the fiscal year ended September 30, 2005. We believe that this increase in bad debt expense resulted from increases in our number of subscribers, especially sub-prime subscribers, and an increase in credit-related deactivations. At the same time, the average amount written-off per account increased. We increasingly must attract a greater proportion of our new customers from our competitors’ existing customer bases rather than from first time purchasers of wireless services. The higher overall market penetration also means that customers purchasing wireless services for the first time, on average, may have a lower credit rating than existing wireless users, which generally results in a higher rate of credit-related deactivations and increased bad debt expense.

Our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in our historical financial statements.

As a result of iPCS’s emergence from bankruptcy, we are subject to fresh-start accounting prescribed by generally accepted accounting principles. In accordance with fresh-start accounting, assets and liabilities were recorded at fair value, with the enterprise value that was determined in connection with the reorganization. Accordingly, iPCS’s financial condition and results of operations for the periods subsequent to July 1, 2004 are not comparable to the financial condition or results of operations for the periods as of and prior to July 2, 2004 reflected in our historical consolidated financial statements in this report. Additionally, we merged with Horizon PCS effective July 1, 2005. Accordingly, our financial condition and results of operation for periods prior to July 1, 2005 are not comparable to our financial conditions and results of operations for period after July 1, 2005.

Beginning on January 1, 2007, the reciprocal per-minute and per-kilobyte roaming rate with Sprint PCS was reduced, resulting in us receiving less roaming revenue, which will result in an increase in our operating loss.

As discussed above in “Item 1 Business—Roaming”, Sprint has implemented lower reciprocal roaming rates for 2007. Because a substantial portion of our revenue is derived from roaming revenue when subscribers of Sprint PCS based outside of our territory roam onto our PCS network, this reduction in the reciprocal roaming rates will decrease the net amount earned from Sprint PCS and decrease our revenues. Had these lower reciprocal roaming rates been in effect for 2006, our roaming revenue from Sprint PCS for the fiscal year ended December 31, 2006 would have decreased by approximately $42.4 million, or 43%, and our roaming expense payable to Sprint would have decreased by approximately $34.2 million, or 49%, resulting in a net increase in our operating loss of approximately $8.2 million. We strongly disagree with Sprint’s proposed new roaming rates and intend to vigorously oppose them when they are finalized, including by submitting the matter to arbitration or litigation if necessary. If the matter is submitted to an arbitration panel and the arbitration panel imposes rates different than the ones then in effect, the new rates would be retroactively applied to the appropriate period. However in the meantime, beginning on January 1, 2007, the new reciprocal roaming rates went into effect.

If we receive lower revenues or incur more fees than we anticipate for PCS roaming with Sprint PCS, our results of operations may be negatively affected.

As our subscriber base grows, we expect to incur more fees for PCS roaming. Similarly, to the extent that Sprint’s subscriber base does not grow, we expect to receive lower revenues for PCS roaming. Additionally, Sprint PCS subscribers based in our territory may spend more time outside our territory than we anticipate—resulting in us incurring more fees for PCS roaming—and wireless subscribers from outside our territory may spend less time in our territory or may use our services less than we anticipate—resulting in us receiving lower revenues for PCS roaming. Our ratio of inbound to outbound roaming with Sprint PCS has been declining and is expected to continue to decline over time. This ratio was approximately 1.3 to 1 for the quarter ended December 31, 2006, down from 1.5 to 1 for the quarter ended December 31, 2005. Continuing declines in this ratio will negatively affect our operating results.

If we lose the right to install our equipment on wireless towers or are unable to renew expiring leases for wireless towers on favorable terms or at all, our business and results of operations could be adversely impacted.

All of our base stations are installed on leased facilities that may be shared with one or more other wireless communications providers. In addition, a large portion of these leased tower sites are owned by a limited number of tower companies. If a master agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support the use of its tower sites by us, we would have to find new sites or may be required to rebuild the affected portion of our PCS network. In addition, the concentration of our tower leases with a limited number of tower companies could adversely affect our results of operations and financial condition if any of our operating subsidiaries is unable to renew its expiring leases with these tower companies either on favorable terms or at all. If any of the tower leasing companies with whom we do business should experience severe financial difficulties, or file for bankruptcy protection, our ability to use our towers could be adversely affected. That, in turn, would adversely affect our business, revenues and financial condition if a material number of towers were involved.

We depend on other telecommunications companies for some services that, if delayed or interrupted, could delay our expected increases in subscribers and revenues.

We depend on other telecommunications companies to provide facilities and transport to interconnect our PCS network and to connect our PCS network with the landline telephone system. Without these services, we could not offer Sprint PCS services to our subscribers in some areas. From time to time, we have experienced delays in obtaining facilities and transport from some of these companies, and in obtaining local telephone numbers for use by our subscribers, which are sometimes in short supply, and we may continue to experience delays and interruptions in our network operations and our business may suffer. Delays or interruptions could also result in a breach of our affiliation agreements with Sprint PCS, subjecting these agreements to potential termination by Sprint PCS.

We rely exclusively on Nortel Networks for our network equipment. This equipment is generally not interchangeable/interoperable with network equipment from other providers and we would be materially adversely affected if we could not obtain additional network equipment or support from Nortel Networks timely or at all and, in any event, cost effectively.

Our PCS network equipment is supplied solely by Nortel Networks. If additional equipment or support is needed for expansion or repair of our network, it generally must come from Nortel Networks in order to be compatible with our existing network equipment. If Nortel Networks were to cease or delay supplying equipment, we would be prevented or delayed in expanding or repairing our network. Any inability to expand or repair our network could have a material adverse effect on us. In addition, Nortel Networks potentially could exert significant bargaining power over price, quality, warranty claims or other terms relating to its equipment. Additionally, if Nortel Networks has a significant disruption in its business or fails, our business and results of operations would likely be negatively impacted.

Alternative technologies, including WiMax, and current uncertainties in the wireless and overall communications market may make the technology we use obsolete or reduce demand for PCS products and services.

The wireless telecommunications industry is experiencing significant and rapid technological change, as evidenced by the continued pace of upgrades in existing digital wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. We rely on Sprint to keep pace with these technological changes. If Sprint is unable to keep pace with these technological changes or other changes in the wireless communications market, the technology used in our PCS network or our business strategy may become obsolete. Other carriers are in the process of upgrading their networks to 3G technologies such as EV-DO, Universal Mobile Telecommunications System (UMTS) or High-Speed Downlink Packet Access (HSDPA). We have deployed a 100% CDMA 1xRTT network across all our operating markets, and are currently offering PCS Vision services in markets representing 100% of the covered population in our territory. Sprint PCS has deployed EV-DO technology in portions of its service area and its EV-DO service, marketed as “Power Vision,” is accessible to about 200 million people as of December 31, 2006. Although we are not required under our affiliation agreements with Sprint to deploy EV-DO across our network, we deployed EV-DO in Grand Rapids, Michigan and may similarly elect to deploy the next generation of EV-DO technology, EV-DO Rev. A, in portions of our service area, which would significantly increase our capital expenditures. If we fail to implement significant technological changes, we may also lose subscribers and/or roaming revenue and our ability to maintain and increase revenues will be impaired.

The convergence of wireless, landline telephone service, cable television and Internet access is also creating uncertainties in the overall communications market. The proliferation of Wi-Fi and the potential application of WiMAX create additional uncertainty about how customers will communicate wirelessly in the future. Future wireless applications on current or future portions of the wireless spectrum may also reduce demand for the wireless products and services we offer for Sprint. In addition, Sprint has interests in developing technologies and delivery channels, such as its recently announced WiMax initiative and its joint venture with certain cable companies, including Comcast, Time Warner and Cablevision, that may have a material adverse effect on our business.

We may incur substantial ongoing capital expenditures, and we may not have adequate capital resources to fund all of our desired capital expenditures.

We incur capital expenditures on an ongoing basis to maintain our network, to enhance the efficiency of our operations and to remain technologically current and competitive. Our total capital expenditures were $17.4 million for the fiscal year ended September 30, 2005 and $44.5 million for the fiscal year ended December 31, 2006, including approximately $22 million related to our Nortel swap. We expect to incur capital expenditures in the range of approximately $38 to $42 million in 2007, including approximately $10 million for EV-DO Rev. A. We anticipate that our available cash resources and cash generated from operations will be sufficient to fund our operating needs and capital expenditures for the foreseeable future. However, if we require additional funds to fund our capital expenditures, we may not be able to obtain them on favorable terms, or at all. If we cannot maintain or upgrade our network as we require, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the terms of the indentures governing our senior notes may restrict our ability to obtain such financing.

Acquisitions may be difficult to integrate, disrupt our business or divert the attention of our management.

We consider acquisition opportunities in the ordinary course of business, some of which could be material in size and scope. There cannot be any assurance that we will be able to consummate any such transactions that we consider, or that future acquisitions will be consummated at acceptable prices or on favorable terms. Acquisitions involve several risks, including:

•       the diversion of management’s attention to the acquired businesses and their employees and the expansion of operations;

•       the integration of acquired businesses;

•       increasing demands on our operational systems; and

•       possible adverse effects on our operating results, particularly in the first several reporting periods after any such acquisition is consummated.

In addition, we may finance any future acquisition with debt, which would increase our interest costs. If we are unable to successfully integrate and manage acquired businesses, or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses that we may acquire in the future may perform worse than expected or prove to be more difficult to integrate and manage than expected. If that happens, there may be a material adverse effect on our business and financial results for a number of reasons, including:

•       we may have to devote unanticipated financial and management resources to acquired businesses;

•       we may not be able to realize expected operating efficiencies or integration benefits from our acquisitions;

•       we may have to write-off goodwill or other intangible assets; and

•       we may incur unforeseen obligations or liabilities in connection with acquisitions.

The loss of the officers and skilled employees upon whom we depend to operate our business could adversely affect our operating results.

Our business is managed by a small number of executive officers on whom we depend to operate our business. We believe that our future success will depend in part on our continued ability to retain these executive officers and to attract and retain other highly qualified technical and management personnel. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified technical and management personnel. Moreover, the uncertainly surrounding our relationship with Sprint, including Sprint’s acquisition of all but four PCS Affiliates of Sprint (including us), makes it more difficult for us to retain our existing employees and more difficult and expensive to fill vacancies. For example, these factors could make it more difficult and expensive to hire a new chief operating officer. The loss of the officers and skilled employees upon whom we depend to operate our business or our inability to fill vacancies could adversely affect operating results.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a loss of investor confidence regarding our financial reports or may have a material adverse effect on our business.

We are required to comply with the reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In doing so, we may identify significant deficiencies or errors that are not currently known to us. As a public company, we will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue a favorable assessment if we conclude that our internal controls over financial reporting are ineffective. If we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, investors could lose confidence in our reported financial information and our company, which could negatively impact the value of our securities and could impact our ability to raise additional financing if needed in the future.

Risks Related to Our Relationship with Sprint PCS

Our ability to conduct our business would be severely restricted if Sprint PCS terminates our affiliation agreements.

Our relationship with Sprint PCS is governed by our affiliation agreements with it. We do not own any licenses that are used in our PCS network and our business depends on the continued effectiveness of these affiliation agreements with Sprint PCS. Sprint PCS may be able to terminate our affiliation agreements with it if we materially breach the terms of the agreements. These terms include operational and network requirements that are extremely technical and detailed and apply to each retail store, cell site and switch site. Many of these operational and network requirements can be changed by Sprint PCS, in certain cases, with little notice. As a result, we may not always be in compliance with all requirements of our affiliation agreements with Sprint PCS. Sprint PCS conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes need to be addressed. We may need to incur substantial costs to remedy any noncompliance. If we are not in compliance with our affiliation agreements, such failure could limit our ability to obtain any additional financing that we may need in order to remedy such noncompliance. Additionally, our substantial indebtedness and our emergence from bankruptcy could further limit our ability to obtain additional financing. If we cannot obtain additional financing, we may be unable to remedy such noncompliance, thereby resulting in a material breach of our affiliation agreements which could lead to their termination by Sprint PCS. If Sprint PCS terminates or fails to renew our affiliation agreements or fails to perform its obligations under those agreements, our ability to conduct business would be severely restricted.

If we materially breach our affiliation agreements with Sprint PCS, Sprint PCS may have the right to purchase our operating assets at a discount to market value.

Our affiliation agreements with Sprint PCS require that we provide network coverage to a minimum network coverage area within specified time frames, which we believe we have satisfied, and that we meet and maintain Sprint PCS’ technical and customer service requirements. A failure to meet Sprint PCS’s technical or customer service requirements contained in the affiliation agreements, among other things, would constitute a material breach of the agreements, which could lead to termination by Sprint PCS. We may amend our affiliation agreements with Sprint PCS in the future to expand our network coverage. Our affiliation agreements with Sprint PCS provide that upon the occurrence of an event of termination caused by our breach of such agreements, Sprint PCS has the right to, among other things, purchase our operating assets without stockholder approval and for a price equal to 72% of our “entire business value,” which is our appraised value determined using certain principles set forth in our affiliation agreements with Sprint PCS and based on the price a willing buyer would pay a willing seller for our entire business as a going concern. See “—Affiliation Agreements with Sprint PCS” for a description of how we calculate our entire business value.

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

We rely on Sprint PCS’s internal support systems, including customer care, billing and back office support. Sprint PCS has entered into business process outsourcing agreements with third parties to provide these services. Sprint PCS may not be able to successfully add system capacity, its internal support systems may not be adequate and the third parties that Sprint PCS has contracted with may not perform their obligations. In addition, we rely on Sprint for the proper application of credit policies, the processing and collection of receivables and bad debt collection. Problems with Sprint PCS’ internal support systems could cause:

•       delays or problems in our operations or services;

•       delays or difficulty in gaining access to subscriber and financial information;

•       a loss of subscribers;

•       an increase in bad debt expense; and

•       an increase in the costs of customer care, billing and back-office services.

Additionally, Sprint has acquired six PCS Affiliates of Sprint, leaving four remaining PCS Affiliates of Sprint, including us. As a result of these acquisitions, Sprint may not devote as much of its personnel and resources to the remaining PCS Affiliates of Sprint, which may have a material adverse effect on our operations.

As a result of the merger between Sprint and Nextel, we expect that the combined company will integrate the internal support systems of Sprint and Nextel, which could include the migration of certain customers onto different systems. For example, Sprint has announced that it is implementing a common platform for customer billing. Customer migrations or systems conversions, or any delay or problems associated with these changes, may result in difficulty in gaining access to subscriber and financial information, increased customer dissatisfaction leading to increased churn, and increased costs in providing such internal support systems; each of which could have a material adverse effect on our operations.

Should Sprint PCS fail to deliver timely and accurate information, this may lead to adverse short-term decisions and inaccurate assumptions in our business plan. It could also adversely affect our cash flows, because Sprint PCS collects our receivables and remits to us a net amount that is based on the financial information it produces for us.

The costs we incur for certain Sprint-provided back-office services increased on January 1, 2007, and may increase further.

As discussed more fully in “Item 1 Business—Affiliation Agreements with Sprint PCS—services agreements”, Sprint has notified us that, effective January 1, 2007, the per-average-monthly-subscriber rate we pay for certain back-office services provided by Sprint increased from $6.75 per average monthly subscriber to $7.50 for 2007, $7.09 for 2008 and $6.81 for 2009. If the 2007 rate for these services had been in effect in 2006, we would have incurred additional expenses to Sprint of approximately $4.7 million for the fiscal year ended December 31, 2006. Although we strongly disagree with Sprint’s proposed new rates and, pursuant to the terms of our affiliation agreements with Sprint, have submitted the determination of the new rates to binding arbitration, beginning on January 1, 2007, we started paying Sprint’s proposed rate. If the arbitration panel imposes rates different than the ones proposed by Sprint, then the rates imposed by the panel would be retroactively applied to January 1, 2007. In addition, because we incur the majority of these costs on a per-average-monthly-subscriber basis we expect the aggregate cost for such services to increase as the number of our subscribers increases.

Sprint PCS has the right to terminate any service provided under our affiliation agreements upon nine months’ prior written notice; provided, however, that if we desire to continue receiving such service, Sprint

PCS has agreed that it will assist us in developing that function internally or locating a third-party vendor that will provide that service. Although Sprint PCS has agreed that if it terminates the services, it will reimburse us for expenses we incur in transitioning to any service internally or to a third party, if Sprint PCS terminates a service for which we have not developed or are unable to develop a cost-effective alternative, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted. We do not currently have a contingency plan if Sprint PCS terminates a service we currently receive from it or if we cannot reach agreement with Sprint on new rates.

If Sprint PCS does not maintain control over its licensed spectrum, our affiliation agreements with Sprint PCS may be terminated which will negatively affect our operating results.

Sprint PCS, not us, holds the licenses necessary to provide wireless services in our territory. The FCC requires that licensees like Sprint PCS maintain control of their licensed systems and not delegate control to third-party operators or managers without the FCC’s consent. Our affiliation agreements with Sprint PCS reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum. However, if the FCC were to determine that any of our affiliation agreements with Sprint PCS need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreements to comply with applicable law. If we cannot agree with Sprint PCS to modify the agreements, those agreements may be terminated. If the agreements are terminated, we would no longer be a part of the Sprint PCS network and we would not be able to conduct our business.

The FCC may fail to renew the Sprint PCS wireless licenses under certain circumstances, which would prevent us from providing wireless services.

Sprint PCS wireless licenses are subject to renewal and revocation by the FCC. Certain Sprint PCS wireless licenses in our territory are scheduled to expire in 2007. Sprint has filed renewal applications for those licenses expiring in April 2007 and we expect Sprint to file renewal applications for those licenses expiring in June 2007. We expect that all of these licenses will be renewed by Sprint for additional ten-year terms. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint PCS or us to comply with these standards could result in the non-renewal of the Sprint PCS licenses for our territory. Additionally, if Sprint PCS does not demonstrate to the FCC that Sprint PCS has met the construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint PCS loses its licenses in our territory for any of these reasons, we and our subsidiaries would not be able to provide wireless services without obtaining rights to other licenses. If Sprint PCS loses its licenses in another territory, Sprint PCS or the applicable PCS Affiliate of Sprint would not be able to provide wireless services without obtaining rights to other licenses and our ability to offer nationwide calling plans would be diminished and potentially more costly.

Parts of our territory have limited licensed spectrum, which may adversely affect the quality of our service.

In the majority of our markets, Sprint PCS has licenses covering 20 MHz or 30 MHz of spectrum. However, Sprint PCS has licenses covering only 10 MHz in approximately 25% of our territory, which represent approximately 3.8 million in total population out of a total population of over 15.0 million residents in our territory. In the future, as our subscriber base increases in those areas, this limited licensed spectrum may not be able to accommodate increases in call volume or changes or upgrades in technology and may lead to increased dropped calls and may limit our ability to offer enhanced services. We may also have to increase our capital expenditures and/or operating expenses in an attempt to compensate for this lack of licensed spectrum. It is more difficult and expensive to deploy EV-DO Rev. A in these markets, and, as a result, we may not be able to remain technologically competitive in these markets.

We rely on Sprint PCS for a substantial amount of our financial information. If that information is not accurate, our ability to accurately report our financial data could be adversely affected, and the investment community could lose confidence in us.

Under our affiliation agreements, Sprint performs our billing, customer care and collections, PCS network systems support, inventory logistics, long-distance transport and national third party sales support. The data provided by Sprint related to these functions it performs for us is the primary source for our service revenue and for a significant portion of our cost of service and roaming, and selling and marketing expenses included in our statement of operations. We use this data to record our financial results and prepare our financial statements. If Sprint fails to deliver timely and accurate information, this may lead us to make adverse decisions and inaccurate assumptions for future business plans and could also negatively affect our cash flows as Sprint collects our receivables and remits a net amount to us that is based on the financial information it provides. In addition, delays and inaccuracies which are material could adversely affect the effectiveness of our disclosure controls and procedures and if we later identify material errors in that data provided to us, we may be required to restate our financial statements. If that occurs as to us or any other PCS Affiliate of Sprint, investors and securities analysts may lose confidence in us.

If Sprint does not succeed, our business may not succeed.

If Sprint has a significant disruption to its business plan or PCS network, fails to operate its business in an efficient manner or suffers a weakening of its brand name, our business and results of operations would likely be negatively impacted. For example for the three months ended December 31, 2006, Sprint reported negative post-paid subscriber additions. If Sprint should have significant financial problems, including bankruptcy, our business would suffer material adverse consequences, which could include termination or revision of our affiliation agreements with Sprint PCS.

The merger between Sprint and Nextel and the outcome of our litigation relating thereto may have an adverse effect on us in ways that would be beyond our control.

As discussed above in “—Litigation Against Sprint,” we have been, and continue to be, engaged in litigation with Sprint regarding its merger with Nextel. Although the Delaware ruling is final, the Illinois ruling is not, as Sprint has appealed the ruling.

The Delaware ruling does not protect us from all of the ways in which Sprint may operate the legacy Nextel business in a manner that would have a material adverse effect on us. To the extent that Sprint desires to exploit limitations of the Delaware ruling, our business may be adversely affected. For example, the ruling provides that Sprint may engage in limited re-branding of the legacy Nextel stores in our service area. We do not know how or if Sprint will attempt to re-brand the legacy Nextel stores in our service area. Additionally, in light of certain representations that Sprint made to the Delaware court, the ruling does not impose additional restrictions on Sprint’s use of our confidential information. It is difficult for us to monitor Sprint’s compliance with its representations as to confidentiality. If we believe that Sprint is violating the Delaware ruling, we may need to enforce the ruling through contempt proceedings in Delaware. On December 11, 2006, we filed a motion for contempt against Sprint in the Delaware court, which was denied without limiting our right to seek clarification of the final ruling or pursue additional relief with respect to Sprint’s use of certain brands and marks (such as “Fair & Flexible”) to offer iDEN products and services in the former Horizon PCS markets. We cannot predict the outcome of these proceedings.

With respect to the Illinois ruling, we cannot predict the outcome of the appeal. If we do not prevail on appeal, Sprint may be permitted to change how it operates the legacy Nextel business in our territory in a manner that has an adverse effect on our business and operations. If we do not prevail on appeal, our stock price may be adversely affected. Additionally, the Illinois ruling has been stayed pending appeal. As a condition of the stay, Sprint must continue to comply with the Forbearance Agreement—which by its terms has expired—and the Delaware ruling in iPCS Wireless’s service area. As noted above, the Delaware ruling does not protect us from all of the ways in which Sprint may operate the legacy Nextel business in a manner that would have a material adverse effect on us. The protections afforded by the Forbearance Agreement are limited as well.

Notwithstanding the rulings and the Forbearance Agreement, Sprint’s ownership and operation of the legacy Nextel business in our territory has, among other things, caused customer confusion in our territory that is having an adverse effect on our business and operations.

We do not know whether it is possible to reach agreement on mutually satisfactory terms for revised affiliation agreements, particularly in light of the lawsuits. Any such revised affiliation agreements may require us to modify our exclusivity, make significant payments to lease or acquire assets relating to the legacy Nextel network in our territory, purchase legacy Nextel subscribers in our territory and/or commit to a further build-out and expansion of our PCS network beyond what is required under our existing affiliation agreements with Sprint PCS. There is no assurance that we will have adequate funds on hand or the ability to borrow such funds in order to acquire the network assets or subscribers or to otherwise modify our PCS network. In addition, any borrowing would increase our existing substantial leverage.

We believe that our stock price has been, and continues to be, affected by market speculation involving potential changes in our relationship with Sprint as a result of the Sprint/Nextel merger and the final outcome of our disputes with Sprint, including our pending litigation and arbitration proceedings against Sprint. We believe that the market speculation has been further fueled by changes in the relationships between Sprint and other PCS Affiliates of Sprint, including Sprint’s acquisition of six other PCS Affiliates of Sprint since August 2005. Accordingly, the price of our common stock has been, and may continue to be, volatile.

Moreover, as a result of Sprint’s acquisitions of PCS Affiliates, Sprint may not devote as much of its personnel and resources to us and the other three PCS Affiliates of Sprint, which may have a material adverse effect on our business and results of operations.

Risks Related to the Wireless Telecommunications Industry

We may experience a high rate of subscriber turnover, which would adversely affect our financial performance.

The wireless telecommunications industry in general, and Sprint PCS and the PCS Affiliates of Sprint in particular, including us, have experienced a high rate of subscriber turnover, commonly known as churn. We believe this higher churn rate has resulted from Sprint PCS’s programs for marketing its services to sub-prime credit subscribers and Sprint PCS’ focus on adding subscribers from the consumer segment of the industry, rather than the business segment. As a result, we have seen an increase in bad debt expense related to our subscribers, which also leads to higher churn. Additionally, significant competition in our industry and general economic conditions may cause our future churn rate to be higher than our historical rate. Factors that may contribute to higher churn include:

•       inability or unwillingness of subscribers to pay, resulting in credit-related deactivations, which accounted for approximately 42% of our subscriber deactivations for the fiscal year ended December 31, 2006;

•       subscriber mix and credit class, particularly sub-prime credit subscribers, which accounted for approximately 25% of our subscriber base as of December 31, 2006;

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

A high rate of subscriber turnover could adversely affect our competitive position, liquidity, financial position, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize most of the costs of initial purchases of handsets by subscribers

Regulation by government agencies and taxing authorities may increase our costs of providing service or require us to change our services.

Our operations and those of Sprint PCS are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration, and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and those of Sprint PCS, thereby increasing our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our current relationship with Sprint PCS.

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

Intense competition in the wireless telecommunications industry could cause prices for wireless products and services to continue to decline. If prices drop, our rate of net subscriber additions will take on greater significance in improving our financial condition and results of operations. However, as our and our competitors’ penetration rates in our markets increase over time, our rate of adding net subscribers could decrease. If this decrease were to happen, it could materially adversely affect our liquidity, financial condition and results of operations. In addition, we may incur additional costs through equipment upgrades and other retention costs to keep our current subscribers from switching to our competitors.

Significant competition in the wireless telecommunications industry may result in our competitors offering new services or lower prices, which could prevent us from operating profitably and may cause prices for our services to continue to decline in the future.

Competition in the wireless telecommunications industry is intense. Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the wireless telecommunications industry. If prices for our services continue to decline, it could adversely affect our ability to increase revenue, which would have a material adverse effect on our financial condition and our results of operations. In addition, the viability of our business depends upon, among other things, our ability to compete with other wireless providers on reliability, quality of service, availability of voice and data features and customer care. In addition, the pricing of our services may be affected by competition, including the entry of new service providers into our markets. Furthermore, there has been a recent trend in the wireless telecommunications industry toward consolidation of wireless service providers, which we expect to lead to larger competitors over time.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

As of December 31, 2006, we do not own any real property that is used in our business. We lease office space in various locations, including for our corporate headquarters in Schaumburg, Illinois. We also lease locations for our retail stores, our switching centers and space on wireless towers for our base stations. As of December 31, 2006, we leased 38 retail stores, five switching centers and space on 1,600 wireless structures, primarily towers. During the fiscal year ended December 31, 2006, we sold the four remaining wireless towers that we owned. Accordingly, we currently do not own any wireless towers. We believe that our remaining facilities are adequate for our current operations and that additional leased space can be obtained if needed on commercially reasonable terms.

ITEM 3.                LEGAL PROCEEDINGS

As discussed more fully in “Item 1 Business—Litigation Against Sprint”, we are currently engaged in legal proceedings before the Appellate Court of Illinois, First Judicial District. On September 28, 2006, Sprint appealed the ruling of the Illinois trial court finding, among other things, that Sprint and those acting in concert with it must, within 180 days of the date of the final order, cease owning, operating, and managing the Nextel wireless network in iPCS Wireless’s territory. On October 13, 2006, the Illinois appellate court denied Sprint’s request for an accelerated appeal and ordered a stay of the Illinois trial court’s order pending appeal on the condition that (i) Sprint continue to comply with the Forbearance Agreement and (ii) Sprint comply with the September 7, 2006 order of the Delaware court, in both cases, only with respect to iPCS Wireless’s territory. Accordingly, Sprint must comply with the Forbearance Agreement, as well as the order of the Delaware court, in iPCS Wireless’s territory pending a decision from the Illinois appellate court. As of the date hereof, the parties are in the briefing stage of the appeal, after which the parties may be requested to present oral arguments before the appellate court. We expect a ruling from the appellate court as soon as later this year or early 2008.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.   Our common stock began trading on the Pink Sheets LLC on August 3, 2004 and on the OTC Bulletin Board on April 29, 2005, under the symbol “IPCX”. Our common stock began being quoted on the Nasdaq Capital Market on March 17, 2006 and on the Nasdaq Global Select Market on February 27, 2007, in each case under the symbol “IPCS”.

For the quarters ended December 31, 2006, September 30, 2006 and June 30, 2006, the table below sets forth the high and low closing sales prices of our common stock as reported on the Nasdaq Capital Market. For the quarters ended March 31, 2006 and prior, the table below sets forth on a per share basis the high and low prices for our common stock as reported by the Pink Sheets LLC.

	High	Low
Fiscal Year Ended December 31, 2006
Fourth Quarter Ended December 31, 2006	$55.43	$51.84
Third Quarter Ended September 30, 2006	$53.55	$44.06
Second Quarter Ended June 30, 2006	$52.00	$45.86
First Quarter Ended March 31, 2006	$48.50	$46.00
Quarter Ended December 31, 2005	$48.25	$38.30
Fiscal Year Ended September 30, 2005
Fourth Quarter Ended September 30, 2005	$45.10	$32.60
Third Quarter Ended June 30, 2005	$35.15	$30.45
Second Quarter Ended March 31, 2005	$33.00	$29.00
First Quarter Ended December 31, 2004	$30.25	$18.25

As of March 6, 2007, there were approximately 65 record holders of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy.   We have not previously paid dividends. Our future decisions concerning the payment of dividends will depend on our results of operations, financial condition and capital expenditure plans and will be subject to limitations under the indentures governing our senior notes, as well as such other factors that our board of directors, in its sole discretion, may consider relevant.

Securities Authorized for Issuance Under Equity Compensation Plans.   See our disclosure set forth below in “Item 12. Security ownership of certain beneficial owners and management related stockholder matters.”

Performance Graph.   The performance graph below compares the cumulative total stockholder return on our common stock from March 17, 2006 (the effective date of our registration under the Securities Exchange Act of 1934) through December 31, 2006 against the cumulative total return of The Nasdaq Stock Market Composite Index and The Nasdaq Stock Market Telecommunications Index.

The graph assumes that $100.00 was invested in our common stock and in each index on March 17, 2006. The total return for the common stock and the indices used assumes the reinvestment of dividends, even though dividends have never been declared on our common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	03/17/06	06/30/06	09/30/06	12/31/06
iPCS	100.00	100.84	111.80	115.57
Nasdaq Telecommunications	100.00	107.02	114.98	128.44
Nasdaq Composite Index	100.00	93.35	97.07	104.05

ITEM 6.   SELECTED FINANCIAL DATA

We derived the following balance sheet data as of December 31, 2006 and 2005 and statement of operations data for the fiscal year ended December 31, 2006, the period ended December 31, 2005, the fiscal year ended September 30, 2005, and the periods ended September 30, 2004 and July 1, 2004 from our audited consolidated financial statements, included elsewhere in this report. We derived the following balance sheet data as of September 30, 2005, 2004, 2003 and 2002 and the statement of operations for the fiscal year ended September 30, 2003 and 2002 from our audited consolidated financial statements, which are not included in this report.

In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, we adopted fresh-start accounting as of July 1, 2004, and our emergence from Chapter 11 resulted in a new reporting entity. Results for the periods as of and prior to July 1, 2004 have been designated as results of the “Predecessor Company” and results for the periods subsequent to July 1, 2004 have been designated as results of the “Successor Company.” Under fresh-start accounting, our reorganization equity value was allocated to the assets and liabilities based on their respective fair values and was in conformity with SFAS No. 141 “Business Combinations”. As a result of the implementation of fresh-start accounting, our financial statements after July 1, 2004 are not comparable to our financial statements for prior periods. Results as of and for the fiscal year ended September 30, 2005 include results for Horizon PCS from the date of acquisition (July 1, 2005) and, accordingly, are not comparable to prior periods.

The financial information presented in the tables below are from our audited financial statements. It is important that you also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and, in each case, any related notes thereto included elsewhere in this report.

	Successor Company				Predecessor Company
	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Year Ended September 30, 2005	Period from July 2, 2004 through September 30, 2004	Period from October 1, 2003 through July 1, 2004	Year Ended September 30, 2003	Year Ended September 30, 2002
Statement of Operations Data:
Revenues:
Service revenue	$316,513	$70,996	$189,177	$37,909	$107,097	$145,249	$116,187
Roaming revenue	161,848	36,071	82,959	15,829	34,525	44,220	47,303
Equipment and other revenue	14,061	2,485	7,911	1,644	4,240	4,824	6,931
Total revenues	492,422	109,552	280,047	55,382	145,862	194,293	170,421
Operating expenses:
Cost of service and roaming (exclusive of depreciation, as shown separately below)	(285,979)	(62,766)	(153,058)	(29,090)	(83,230)	(130,065)	(128,997)
Cost of equipment	(41,707)	(9,150)	(27,260)	(5,584)	(12,801)	(11,797)	(20,484)
Selling and marketing	(74,293)	(18,216)	(44,424)	(8,001)	(20,976)	(27,343)	(44,983)
General and administrative expenses(a)	(20,944)	(7,907)	(13,189)	(1,714)	(3,550)	(5,546)	(28,174)
Reorganization income (expense)(b)	—	—	—	—	60,797	(31,093)	—
Depreciation	(50,522)	(12,039)	(53,700)	(8,790)	(28,596)	(37,274)	(33,687)
Amortization of intangible assets	(37,958)	(9,489)	(18,126)	(3,051)	—	(3,274)	(3,915)
Gain (loss) on disposal of property and equipment	(574)	(182)	(141)	4	(13)	(474)	(6,318)
Impairment of goodwill(c)	—	—	—	—	—	—	(8,060)
Impairment of property and equipment(c)	—	—	—	—	—	—	(29,382)
Impairment of intangible assets(c)	—	—	—	—	—	—	(23,626)
Total operating expenses	(511,977)	(119,749)	(309,898)	(56,226)	(88,369)	(246,866)	(327,626)
Operating income (loss)	(19,555)	(10,197)	(29,851)	(844)	57,493	(52,573)	(157,205)
Interest income	5,490	1,104	1,782	289	263	70	604
Interest expense	(32,086)	(8,108)	(22,926)	(5,425)	(10,142)	(20,301)	(26,154)
Cancellation of debt(d)	—	—	—	—	131,956	—	—
Other income (expense), net	112	15	57	4	7	(63)	56
Income (loss) before income taxes and cumulative effect of a change in accounting principle	(46,039)	(17,186)	(50,938)	(5,976)	179,577	(72,867)	(182,699)
(Provision for) benefit from income taxes	—	—	—	—	—	—	—
Income (loss) before cumulative effect of a change in accounting principle	(46,039)	(17,186)	(50,938)	(5,976)	179,577	(72,867)	(182,699)
Cumulative effect of a change in accounting principle, net of taxes(e)	—	—	—	—	—	—	4,335
Net income (loss)	$(46,039)	$(17,186)	$(50,938)	$(5,976)	$179,577	$(72,867)	$(178,364)
Other Data:
Basic and diluted loss per share of common stock(f)	$(2.76)	$(1.03)	$(4.60)	$(0.65)	n/a	n/a	n/a

	Successor Company				Predecessor Company
	As of December 31, 2006	As of December 31, 2005	As of September 30, 2005	As of September 30, 2004	As of September 30, 2003	As of September 30, 2002
Balance Sheet Data:
Cash and cash equivalents	$120,499	$110,837	$98,107	$57,760	$17,654	$27,588
Property and equipment, net	139,641	147,254	153,504	134,931	170,620	200,735
Total assets	627,071	673,213	673,990	312,308	221,574	280,695
Total current liabilities	100,770	103,632	89,235	53,797	157,961	370,183
Total liabilities not subject to compromise	—	—	—	—	171,674	—
Liabilities subject to compromise(g)	—	—	—	—	229,477	—
Total liabilities	412,886	418,208	403,908	223,262	—	387,405
Stockholder’s equity (deficiency)(h)	214,185	255,005	270,082	89,046	(179,577)	(106,710)

(a)           General and administrative expenses for the fiscal year ended September 30, 2002 included approximately $18.4 million of expenses related to AirGate’s acquisition of us.

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

(h)          As part of our plan of reorganization, our previously issued common stock was cancelled and new equity was issued to our general unsecured creditors in satisfaction and retirement of their claims.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of our results of operations, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Form 10-K. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to the risks and uncertainties discussed in “Item 1A Risk Factors” in this Form 10-K. The following discussion and analysis should be read in conjunction with the Forward Looking Statements and “Item 1A Risk Factors” each included in this Form 10-K.

In this Management’s Discussion and Analysis we use certain non-financial terms that are not measures of financial performance under GAAP and we provide certain financial measures that are not calculated in accordance with GAAP. Non-financial terms such as “net subscriber additions” and “churn” are terms commonly used in the wireless telecommunications industry. The non-GAAP financial measures of average revenue per user (“ARPU”) and cost per gross addition (“CPGA”) reflect standard measures of performance commonly used in the wireless telecommunications industry. The non-financial terms and the non-GAAP measures reflect wireless telecommunications industry conventions and are commonly used by the investment community for comparability purposes. The non-GAAP financial measures included in Management’s Discussion and Analysis are reconciled for each period discussed below under the respective caption “Reconciliation of Non-GAAP Financial Measures” and, together with the non-financial terms, are summarized as follows:

•                    Net subscriber additions for the period represented is calculated as the gross new subscribers acquired in the period less the number of subscribers deactivated plus the net subscribers transferred in or out of our markets during the period.

•                    Average monthly churn is a measure of the rate at which subscribers based in our territory deactivate service on a voluntary or involuntary (credit-related) basis. We calculate average monthly churn based on the number of subscribers deactivated during the period (net of transfers out of our territory and those who deactivated within 30 days of activation) as a percentage of our average monthly subscriber base during the period divided by the number of months during the period.

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

•                    Covered population represents the number of residents (usually expressed in millions) covered by our PCS network. The number of residents covered by our network does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

In Management’s Discussion and Analysis, unless the context indicates otherwise, all references to “subscribers” or “customers” and other operating metrics mean subscribers or customers excluding subscribers of resellers, also referred to as MVNOs, that use our network and resell wireless service under private brands.

On February 23, 2003, we filed for Chapter 11 bankruptcy protection. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under Bankruptcy Code,” we adopted fresh-start accounting as of July 1, 2004, and upon our emergence from Chapter 11 resulted in a new reporting entity. The periods as of and prior to July 1, 2004, have been designated “Predecessor Company” and the periods subsequent to July 1, 2004, have been designated as “Successor Company.”  As a result of the implementation of fresh-start accounting, our financial statements after the effective date are not comparable to our financial statements for prior periods. On July 1, 2005, we completed a merger with Horizon PCS, Inc., another PCS Affiliate of Sprint. The financial results of Horizon PCS are included in our results as of July 1, 2005.

Business Overview

As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in 80 markets including markets in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. The territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our PCS network is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, co-branded dealers, major national retailers and local third party distributors. As of December 31, 2006, our licensed territory had a total population of approximately 15.0 million residents, of which our wireless network covered approximately 11.4 million residents, and we had approximately 561,300 subscribers.

We recognize revenues from the provision of wireless telecommunications services to our subscribers, proceeds from the sale of handsets and accessories through channels controlled by us and roaming fees. Sprint PCS retains 8% of all service revenue collected from our subscribers (not including product sales or roaming charges billed to our subscribers) and 8% of all fees collected from other wireless service providers and resellers when their subscribers roam onto our network. We report the amount retained by Sprint PCS as an operating expense. In addition, Sprint PCS bills our subscribers for taxes, handset insurance and Universal Service Fund charges which we do not record. Sprint PCS collects these amounts from the subscribers and remits them to the appropriate entity.

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

Consolidated Results of Operations

Summary

In February 2006, we changed our fiscal year-end from September 30 to December 31, commencing in 2006. Accordingly, our 2005 fiscal year ended on September 30, 2005 and our 2006 fiscal year ended on December 31, 2006. For the fiscal years ended December 31, 2006 and September 30, 2005, our net loss was $46.0 million and $50.9 million, respectively. The lower net loss for the fiscal year ended December 31, 2006 was due to higher revenues mostly offset by higher operating and amortization expenses. The results of Horizon PCS were included for the entire 2006 fiscal year, compared to only three months of the 2005 fiscal year. Following the merger, we recorded higher revenues and related costs due to a larger subscriber base.

Presented below is more detailed comparative data and discussion regarding our consolidated results of operations for the fiscal year ended December 31, 2006 versus the fiscal year ended September 30, 2005.

For the Fiscal Year Ended December 31, 2006 compared to the Fiscal Year Ended September 30, 2005

Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics for the fiscal years ended December 31, 2006 and September 30, 2005:

	As of and For the Fiscal Year Ended December 31, 2006	As of and For the Fiscal Year Ended September 30, 2005
Total Subscribers	561,300	476,400
Net Subscriber Additions	67,600	47,900
Churn	2.5%	2.6%
ARPU	$50.53	$51.27
CPGA	$376	$377

Net Subscriber Additions.   Net subscriber additions increased by 19,700, or 41%, for the fiscal year ended December 31, 2006 compared to the fiscal year ended September 30, 2005, primarily as a result of our acquisition of Horizon PCS markets and our increased marketing and distribution efforts in these markets. In the legacy iPCS markets, net subscriber additions were approximately 29,800 for the fiscal year ended December 31, 2006, down from approximately 40,600 for the fiscal year ended September 30, 2005, a decrease of approximately 27%. This decrease was due to increased competitive advertising, the relative attractiveness of competitors’ phones and pricing plans, continuing brand confusion related to the Sprint Nextel merger and our efforts early in the fiscal year to de-emphasize “family add-a-phone” plans in order to maintain ARPU.

Churn.   Churn for the fiscal year ended December 31, 2006 of 2.5% decreased from 2.6% for the fiscal year ending September 30, 2005 due to a decrease in voluntary churn. At December 31, 2006 approximately 91% of our subscribers were under contract compared to 85% at September 30, 2005.

Average Revenue Per User.   ARPU for the fiscal year ended December 31, 2006 compared to the fiscal year ended September 30, 2005 decreased due to a decline in average monthly voice revenue per subscriber partially offset with an increase in average monthly data revenue per subscriber. We continue to experience decreasing voice revenue offset by increasing data revenue. Average monthly data revenue increased from $5.66 in the fiscal year ended September 30, 2005, to $8.14 for the fiscal year ended December 31, 2006, while average monthly voice revenue declined from $45.73 in the fiscal year ended September 30, 2005 to $41.99 for the fiscal year ended December 31, 2006 reflecting lower average minutes over plan revenue and lower monthly recurring charges. The decrease in minutes over plan revenue and monthly recurring charges can be attributed to the increasing popularity of the “mobile-to-mobile” program (which also includes Nextel subscribers), “Fair and Flexible” plans and “family add-a-phone” plans. Data revenue continues to increase due to the popularity of our various data products, including text messaging, downloading ringers, taking and receiving pictures, playing games and browsing the Internet.

Cost Per Gross Addition.   CPGA decreased by $1 from $377 for the fiscal year ended September 30, 2005 compared to $376 for the fiscal year ended December 31, 2006. In the fiscal year ended December 31, 2006 compared to the fiscal year ended September 30, 2005, lower average handset subsidies and lower average advertising expenses were offset with higher salary and benefit costs and higher average commission costs. At December 31, 2006, we operated 38 retail stores and managed 93 exclusive co-branded dealers. At September 30, 2005, we operated 33 retail stores and managed 59 exclusive co-branded dealers.

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

	For the Fiscal Year Ended December 31, 2006	For the Fiscal Year Ended September 30, 2005
ARPU
Service revenue	$316,513	$189,177
Average subscribers	521,976	307,495
ARPU	$50.53	$51.27

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenues.

	For the Fiscal Year Ended December 31, 2006	For the Fiscal Year Ended September 30, 2005
CPGA
Selling and Marketing:	$74,293	$44,424
plus: Equipment costs, net of cost of upgrades	30,269	21,140
less: Equipment revenue, net of upgrade revenue	(10,957)	(5,841)
less: Stock-based compensation expense	(524)	(83)
CPGA costs	$93,081	$59,640
Gross adds	247,472	158,225
CPGA	$376	$377

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

Revenues.   The following table sets forth a breakdown of revenues by type:

	For the Fiscal Year Ended December 31, 2006	For the Fiscal Year Ended September 30, 2005
Service revenue	$316,513	$189,177
Roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint	141,174	73,096
Roaming revenue from other wireless carriers	8,995	5,493
Reseller revenue	11,679	4,370
Equipment revenue	14,022	7,692
Other revenue	39	219
Total revenues	$492,422	$280,047

•                     Service revenue.   Service revenue comprises the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes over plan, long distance, roaming usage charges, other feature revenues and late payment fee and early cancellation fee revenues. Deductions for billing adjustments and promotional credits are recorded as a reduction to service revenue. For the fiscal year ended December 31, 2006 compared to the fiscal year ended September 30, 2005, service revenue increased by $127.3 million, or 67%. Of this increase, 18% was related to subscriber growth in the legacy iPCS markets and the remaining 82% was due to our acquisition of, and subsequent growth in, the legacy Horizon PCS markets. This increase in subscribers for the fiscal year ended December 31, 2006 was offset with a decrease of $4.6 million in service revenue due to the decrease in ARPU as described above.

•                     Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.   We receive revenue on a per minute basis for voice traffic and per kilobyte basis for data traffic when subscribers of Sprint PCS and other PCS Affiliates of Sprint use our network. In addition, we receive toll revenue for any long distance calls made by these subscribers while roaming on our network. The reciprocal roaming rate arrangement we have with Sprint PCS for inbound and outbound roaming for the fiscal year ended December 31, 2006 and 2005 was $0.058 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania) and $0.0020 per kilobyte for data traffic. These rates were effective through December 31, 2006 and were reset effective January 1, 2007—see discussion below in “—Commitments and Contingencies”; provided, however the special rate for certain of our Pennsylvania markets will terminate on the earlier to occur of December 31, 2011 or the date that we achieve a subscriber penetration rate of at least 7% of our covered population in these markets. For the fiscal year ended December 31, 2006 compared to the fiscal year ended September 30, 2005, roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint increased by $68.1 million, or 93%. Of this increase, 25% was driven by increased roaming revenue in the legacy iPCS markets and the remaining 75% was due to our acquisition of the legacy Horizon PCS markets. Of the 25% increase in the legacy iPCS markets, 79% of the increase reflected increased data revenue. We continue to experience increased growth in kilobyte data usage from subscribers of Sprint PCS and other PCS Affiliates of Sprint as more subscribers utilize data products with their handsets and aircards. Roaming minutes and kilobytes from subscribers of Sprint PCS and other PCS Affiliates of Sprint for the fiscal year ended December 31, 2006 were 1.6 billion and 14.8 billion, respectively, compared to 1.0 billion and 3.3 billion for the fiscal year ended September 30, 2005, respectively.

•                     Roaming revenue from other wireless carriers.   We receive roaming revenue from wireless carriers other than Sprint and other PCS Affiliates of Sprint when subscribers of such other wireless carriers roam in our territory. We do not have agreements with these other wireless carriers. Instead, we rely on roaming arrangements Sprint PCS has negotiated with them. We are paid on a per minute basis for voice traffic pursuant to these agreements. For the fiscal year ended December 31, 2006 compared to the fiscal year ended September 30, 2005, roaming revenue from other wireless carriers increased by $3.5 million, or 64%. The increase in roaming revenue was due to the acquisition of the legacy Horizon PCS markets, which historically had stronger roaming revenues than the legacy iPCS markets. Roaming revenue in the legacy iPCS markets decreased 10% in the fiscal year ended December 31, 2006 compared to the fiscal year ended September 30, 2005 due primarily to a reduction in the average per minute roaming rate. Roaming minutes increased while the average per minute rate decreased due mainly to a new roaming agreement Sprint signed with Alltel. This agreement has increased the number of roaming minutes we receive from Alltel, but at a rate significantly lower than what we had previously received. For the fiscal year ended December 31, 2006, roaming minutes were 103.2 million compared to 45.5 million for the fiscal year ended September 30, 2005. The average per minute rate decreased from $0.12 per minute for the fiscal year ended September 30, 2005 to $0.09 per minute for the fiscal year ended December 31, 2006.

•                     Reseller revenue.   Through Sprint PCS we allow resellers, also referred to as MVNOs, such as Virgin Mobile, to use our network. Pursuant to these arrangements, we are paid on a per minute and per kilobyte basis. For the fiscal year ended December 31, 2006 compared to the fiscal year ended September 30, 2005, reseller revenue increased $7.3 million or 167%. The increase in reseller revenue was due to an increase in the number of reseller subscribers in our territory, in part as a result of our merger with Horizon PCS. For the legacy iPCS markets alone, reseller revenue increased 113% in the fiscal year ended December 31, 2006 compared to the fiscal year ended September 30, 2005 as the number of reseller subscribers in the legacy iPCS markets increased 82% over this same period. At December 31, 2006, we had approximately 227,200 reseller subscribers compared to approximately 147,800 at September 30, 2005.

•                     Equipment revenue.   Equipment revenue is derived from the sale of handsets and accessories to new customers and from current customers who upgrade their handsets through our retail and local distribution channels, in each case, net of sales incentives, rebates and an allowance for returns. Through June 18, 2006, our handset return policy allowed customers to return their handsets for a full refund within 14 days after the date of purchase. With respect to handsets sold after such date, we allow customers to return their handsets for a full refund within 30 days after the date of purchase. For the fiscal year ended December 31, 2006 compared to the fiscal year ended September 30, 2005, equipment revenue increased by $6.3 million, or 82%.  Equipment revenue in the legacy iPCS markets increased approximately 30% despite a 2% decrease in gross adds from our retail and local dealer distribution channels. The remaining increase is due to equipment revenue from the legacy Horizon PCS markets.

•                     Other revenue.   For the fiscal year ended December 31, 2006, other revenue consisted of restocking fees for handsets returned by our exclusive co-branded dealers and a small amount of network equipment leasing revenue. For the fiscal year ended September 30, 2005, other revenue consisted primarily of tower leasing revenue along with a small amount of restocking fee revenue for handsets returned by our exclusive co-branded dealers. During fiscal 2005, we sold all of the owned towers in the legacy iPCS markets, which eliminated the tower leasing revenue stream.

Cost of Service and Roaming.   Cost of service and roaming includes network operations expense, roaming expense relating to when our subscribers roam either on other Sprint PCS networks or other wireless carriers’ networks, back-office customer services provided by Sprint PCS, the provision for doubtful accounts, long distance expense, the 8% affiliation fee due to Sprint PCS for collected revenues and stock-based compensation expense. Network operations expenses include salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost of our subscribers using Sprint PCS and other wireless carriers’ networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under “—Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.” Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. Cost of service and roaming was $286.0 million for the fiscal year ended December 31, 2006 compared to $153.1 million for the fiscal year ended September 30, 2005. Of this increase, 22% was from the legacy iPCS markets with the remaining increase due to the increased costs associated with the acquired Horizon PCS markets.  The increase was mainly due to the larger number of subscribers served, increased bad debt expense and an increase in roaming expenses.  Customer service and affiliate expenses increased due to the larger number of subscribers served and higher revenues. The increase in bad debt to $10.9 million for the fiscal year ended December 31, 2006 from $2.1 million for the fiscal year ended September 30, 2005 was due to a deterioration of our customer aging over the prior year and higher write-offs per account written off. Roaming expenses grew substantially in the fiscal year ended December 31, 2006 due primarily to the increase in data expenses reflecting increased usage of data applications. While roaming expense related to voice grew by 69% from the fiscal year ended September 30, 2005 to the fiscal year ended December 31, 2006, roaming expense related to data grew 477% over this same time period and represented 26% of our overall roaming expense.

At December 31, 2006, our network consisted of 1,600 leased cell sites and five switches. At September 30, 2005, our network consisted of 1,488 cell sites and five switches.

Cost of Equipment.   Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment for the fiscal year ended December 31, 2006 and the fiscal year ended September 30, 2005 was $41.7 million and $27.3 million, respectively, an increase of $14.4 million. For the fiscal year ended December 31, 2006 compared to the fiscal year ended September 30, 2005, cost of equipment in the legacy iPCS markets increased 8% due to 42% higher equipment upgrade costs partially offset with a decrease in cost of equipment expense associated with new subscribers. The remaining increase was due to the increased cost of equipment associated with the acquired Horizon PCS markets.

Selling and Marketing.   Selling and marketing expense includes the costs to operate our retail stores, advertising and promotional expenses, commissions, equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint-controlled channels and stock-based compensation expense. Selling and marketing expense for the fiscal year ended December 31, 2006 and September 30, 2005 were $74.3 million and $44.4 million, respectively. Of this increase, 88% was due to the acquisition of the legacy Horizon PCS markets.

General and Administrative.   General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense, other professional expenses and stock-based compensation expenses. For the fiscal year ended December 31, 2006, general and administrative expenses totaled $20.9 million compared to $13.2 million for the fiscal year ended September 30, 2005, an increase of 59%. The majority of this increase is attributable to higher expenses related to our litigation with Sprint, as we spent $6.3 million in the fiscal year ended December 31, 2006 compared to $1.1 million for the fiscal year ended September 30, 2005, thereby accounting for approximately 67% of the $7.8 million increase in general and administrative expenses. The remainder of the increase was primarily related to increased personnel and administrative expenses, including our efforts to comply with Section 404 of the Sarbanes-Oxley Act, and increased stock-based compensation expense. With the adoption of SFAS No. 123R on October 1, 2005, stock-based compensation expense included in general and administrative totaled approximately $1.8 million for the fiscal year ended December 31, 2006. For the fiscal year ended September 30, 2005, stock-based compensation expense totaled $1.2 million. Of this amount, approximately $0.6 million was related to amendments to stock option award agreements of four of our former directors who resigned from our board in connection with our merger with Horizon PCS. Effective with their resignation we amended each of these director’s stock option award agreements to extend the termination date of these director’s options from 90 days to 210 days post resignation. An additional $0.5 million of stock-based compensation expense was recorded in the fiscal year ended September 30, 2005 for the intrinsic value of the Horizon PCS options.

Depreciation and Amortization.   For the fiscal year ended December 31, 2006 and September 30, 2005, depreciation and amortization expense totaled $88.5 million and $71.8 million, respectively. Of these amounts, amortization of intangibles totaled $38.0 million and $18.1 million for these same periods, respectively. The increase reflected a full twelve months of amortization related to the acquisition of Horizon PCS, compared to three months for the fiscal year ended September 30, 2005. Depreciation expense totaled $50.5 million for the fiscal year ended December 31, 2006 compared to $53.7 million for the fiscal year ended September 30, 2005, a decrease of  $3.2 million. During the fiscal year ended September 30, 2005, we recorded additional depreciation expense of $13.6 million due to a reduction in the remaining useful lives of Lucent equipment being replaced in our Michigan markets. In addition, Horizon PCS signed a similar agreement with Nortel Networks to replace its existing Motorola equipment in its Ohio, Indiana and Tennessee markets, and, as a result, we recorded accelerated depreciation totaling $2.8 million for these Motorola assets from the date of the merger through September 30, 2005.

Interest Income.   For fiscal year ended December 31, 2006 and the fiscal year ended September 30, 2005, interest income totaled $5.5 million and $1.8 million, respectively. The increase was due to higher average invested cash balances and higher average yields earned on invested funds for the fiscal year ended December 31, 2006 compared to the fiscal year ended September 30, 2005.

Interest Expense.   For the fiscal year ended December 31, 2006 and the fiscal year ended September 30, 2005,  interest expense was $32.1 million and $22.9 million, respectively. Interest expense consists of interest on our 11 1/2% senior notes and 11 3/8% senior notes, net of capitalized interest and the fair value adjustment recorded on our 11 3/8% senior notes in connection with our merger with Horizon PCS. The increase was attributable to the interest expense associated with the 11 3/8% senior notes assumed in our merger with Horizon PCS on July 1, 2005. In the fiscal year ended December 31, 2006, we capitalized interest of approximately $0.6 million compared to $0.2 million in the fiscal year ended September 30, 2005.

For the Three Months Ended December 31, 2005

We have included the audited financial statements for the three months ended December 31, 2005 in connection with our change in fiscal year end from September 30 to December 31 effective for 2006. As the financial results for the three months ended December 31, 2004 are not required to be included, the discussion below does not address comparisons with the comparative prior period.

Below is a table setting forth our key performance metrics for the three months ended December 31, 2005:

As of and For the Three Months Ended December 31, 2005
Total Subscribers	495,300
Net Subscriber Additions	18,900
Churn	2.6%
ARPU	$48.78
CPGA	$357

Net Subscriber Additions.   For the three months ended December 31, 2005, our net subscriber additions were 18,900, driven by continued focus on increasing our retail and exclusive co-branded dealer distribution outlets, and on sales and promotional efforts to attract new subscribers in our markets.

Churn.   For the three months ended December 31, 2005, our churn was 2.6% and driven by improvements in network quality, and increased take rates of family add-a-phone plans and Fair and Flexible plans. In addition, approximately 85% of our subscribers were under contract at December 31, 2005.

Average Revenue Per User.   For the three months ended December 31, 2005, our ARPU was $48.78. Our average monthly minutes over plan revenue per user was $2.21, average monthly recurring charges were $40.56 and average monthly data revenue was $6.38. Data revenue continued to increase due to the popularity of our various data products, including text messaging, downloading ringers, taking and receiving pictures, playing games and browsing the Internet.

Cost Per Gross Addition.   For the three months ended December 31, 2005, our CPGA was $357, driven by increases in our sales and promotional efforts to drive subscriber growth and, as a result, our related costs. At December 31, 2005, we operated 37 retail stores, including 14 stores in the legacy Horizon PCS territory, and managed 68 exclusive co-branded dealers, including 17 dealers in the legacy Horizon PCS territory.

Reconciliation of Non-GAAP Financial Measures (All Revenues and Expenses in Thousands)

The following tables reconcile the non-GAAP financial measures for this period with our consolidated financial statements presented in accordance with GAAP, excluding subscriber data.

For the Three Months Ended December 31, 2005
ARPU
Service revenue	$70,996
Average subscribers	485,172
ARPU	$48.78

For the Three Months Ended December 31, 2005
CPGA
Selling and Marketing:	$18,216
plus: Equipment costs, net of cost of upgrades	6,762
less: Equipment revenue, net of upgrade revenue	(1,857)
less: Stock-based compensation expense	(208)
CPGA costs	$22,913
Gross adds	64,156
CPGA	$357

Revenues.   The following table sets forth a breakdown of revenues by type:

For the Three Months Ended December 31, 2005
Service revenue	$70,996
Roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint	31,379
Roaming revenue from other wireless carriers	2,403
Reseller revenue	2,289
Equipment revenue	2,439
Other revenue	46
Total revenues	$109,552

•       Service revenue.   For the three months ended December 31, 2005 service revenue was $71.0 million.

•       Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.   We continue to experience increased growth in kilobyte data usage from subscribers of Sprint PCS and other PCS Affiliates of Sprint. Roaming minutes and kilobytes from subscribers of Sprint PCS and other PCS Affiliates of Sprint for the three months ended December 31, 2005 were 398 million and 1.8 billion, respectively.

•       Roaming revenue from other wireless carriers.   For the three months ended December 31, 2005, roaming minutes were 21.4 million.

•       Reseller revenue.   At December 31, 2005, we had 174,000 reseller subscribers.

•       Equipment revenue.   For the three months ended December 31, 2005, equipment revenue was $2.4 million.

•       Other revenue.   During fiscal year 2005, we sold all of our towers in the iPCS markets, which eliminated this revenue stream. For the three months ended December 31, 2005 other revenue consisted of leasing revenue for the use of one of our cell towers on wheels.

Cost of Service and Roaming.   For the three months ended December 31, 2005, cost of service and roaming was $62.8 million. With the adoption of SFAS No. 123R, stock-based compensation expense included in cost of service and roaming totaled approximately $0.2 million for the three months ended December 31, 2005.

At December 31, 2005, our network consisted of 1,508 cell sites, including 799 in the acquired Horizon PCS markets, and five switches, including three switches in the acquired Horizon PCS markets.

Cost of Equipment.   Cost of equipment for the three months ended December 31, 2005 was $9.2 million.

Selling and Marketing.   Selling and marketing expense for the three months ended December 31, 2005 was $18.2 million. With the adoption of SFAS No. 123R, stock-based compensation expense included in selling and marketing totaled approximately $0.2 million for the three months ended December 31, 2005.

General and Administrative.   For the three months ended December 31, 2005, general and administrative expenses were $7.9 million. In addition, during the three months ended December 31, 2005, we incurred approximately $3.1 million of costs related to our litigation with Sprint and approximately $0.2 million of integration expenses related to the merger with Horizon PCS. With the adoption of SFAS No. 123R, stock-based compensation expense included in general and administrative totaled approximately $1.2 million for the three months ended December 31, 2005.

Depreciation and Amortization.   For the three months ended December 31, 2005, depreciation and amortization expense totaled $21.5 million. Of this amount, amortization of intangibles totaled $9.5 million.

Interest Income.   For the three months ended December 31, 2005, interest income totaled $1.1 million.

Interest Expense.   For the three months ended December 31, 2005, interest expense was $8.1 million. Interest expense consists of interest on our 11 1/2% senior notes and 11 3/8% senior notes, net of capitalized interest and the fair value adjustment recorded on our 11 3/8% senior notes.

Net Loss.   Our net loss was $17.2 million for the three months ended December 31, 2005.

For the Fiscal Year Ended September 30, 2005 and the Periods Ended September 30, 2004 and July 1, 2004

Below is a table setting forth our key performance metrics for the fiscal year ended September 30, 2005 and the periods ended September 30, 2004 (three months) and July 1, 2004 (nine months):

	Successor Company		Predecessor Company
	As of and For the Twelve Months Ended September 30, 2005	As of and For the Three Months Ended September 30, 2004	As of and For the Nine Months Ended July 1, 2004
Total Subscribers	476,400	240,500	233,000
Net Subscriber Additions	47,900	7,500	12,900
Churn.	2.6%	2.9%	2.7%
ARPU.	$51.27	$53.43	$53.04
CPGA.	$377	$368	$378

Net Subscriber Additions.   On July 1, 2005, we acquired Horizon PCS which provided personal communication services to approximately 188,000 subscribers as of June 30, 2005. The other increases in net subscriber additions from 2004 to 2005 can be attributed to the increase in our distribution outlets, primarily from our retail stores and exclusive co-branded dealers in our territory, and to our increased sales and promotional efforts to attract new subscribers.

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

Reconciliation of Non-GAAP Financial Measures (All Revenues and Expenses in Thousands)

The following tables reconcile the non-GAAP financial measures for these periods with our consolidated financial statements presented in accordance with GAAP, excluding subscriber data.

	Successor Company		Predecessor Company
	For the Twelve Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended July 1, 2004
ARPU
Service revenue	$189,177	$37,909	$107,097
Average subscribers	307,495	236,505	224,334
ARPU	$51.27	$53.43	$53.04

	Successor Company		Predecessor Company
	For the Twelve Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended July 1, 2004
CPGA
Selling and Marketing:	$44,424	$8,001	$20,976
plus: Activation costs included in cost of service and roaming	—	(471)	1,070
plus: Equipment costs, net of cost of upgrades	21,140	4,828	9,669
less: Equipment revenue, net of upgrade revenue	(5,841)	(1,193)	(3,179)
less: Stock-based compensation	(83)	(5)	—
CPGA costs	$59,640	$11,160	$28,536
Gross adds	158,225	30,307	75,395
CPGA	$377	$368	$378

Revenues. The following table sets forth a breakdown of revenues by type:

	Successor Company		Predecessor Company
	For Twelve Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended July 1, 2004
Service revenue	$189,177	$37,909	$107,097
Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint	73,096	14,385	29,748
Roaming revenue from other wireless carriers	5,493	1,231	4,645
Reseller revenue	4,370	213	132
Equipment revenue	7,692	1,483	3,805
Other revenue	219	161	435
Total revenues	$280,047	$55,382	$145,862

•                     Service revenue.   Increases in service revenue from 2004 to 2005 reflect a larger number of subscribers on our network as a result of a focus on increased subscriber growth after we emerged from bankruptcy coupled with the subscribers acquired with the merger with Horizon PCS, offset with a decrease in ARPU.

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

•                     Roaming revenue from other wireless carriers.   Roaming revenue from other wireless carriers has decreased from 2004 to 2005 as a result of lower per minute rates Sprint PCS has negotiated. Roaming minutes for the year ended September 30, 2005, the period ended September 30, 2004 and the period ended July 1, 2004 were 45.5 million, 10.9 million and 32.3 million, respectively. For these same periods, the per minute rates were $0.12, $0.11 and $0.14, respectively.

•                     Reseller revenue.   The increase in reseller revenue is due to increases in both reseller subscribers in our territory and an increase in the number of agreements signed by Sprint PCS with resellers. At September 30, 2005, we had 147,800 reseller subscribers, of  which approximately 101,000 reseller subscribers were acquired in the Horizon PCS merger on July 1, 2005. At September 30, 2004 and July 1, 2004, we had approximately 10,000 and 4,000 reseller subscribers, respectively.

•                     Equipment revenue.   The increase in equipment revenue is due to an increase in subscriber growth which can be partially attributed to the increase in our distribution outlets, primarily from our retail stores and exclusive co-branded dealers in our territory, and to our increased sales and promotional efforts to attract new subscribers.

•                     Other revenue.   Other revenue consists mostly of tower leasing revenue. The decrease in other revenue is the result of our sales of our towers during 2005. Because we no longer owned the towers, this revenue stream from other wireless carriers who leased space on our towers was eliminated.

Cost of Service and Roaming.   For the year ended September 30, 2005 and the periods ended September 30, 2004 and July 1, 2004, cost of service and roaming was $153.1 million, $29.1 million, and $83.2 million, respectively. The increase in 2005 reflected our larger number of subscribers served, the increased size of our network, increases in roaming expense and an increase in collected revenue, upon which our 8% affiliation fee is calculated.

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

Selling and Marketing.   Selling and marketing expense for the year ended September 30, 2005 was $44.4 million. Selling and marketing expense for the periods ended September 30, 2004 and July 1, 2004 was $8.0 million and $21.0 million, respectively. The increase in 2005 reflected our continuing effort to increase our subscriber base across our entire territory. During the year, we added new retail stores, exclusive co-branded dealers and additional sales personnel responsible for managing indirect channels. We also significantly increased our advertising and promotional expenses to attract and sign new subscribers.

General and Administrative.   For the year ended September 30, 2005, general and administrative expenses were $13.2 million. For the periods ended September 30, 2004 and July 1, 2004, general and administrative expenses were $1.7 million and $3.6 million, respectively. The increase in 2005 reflected the larger administrative infrastructure necessary to manage the larger operations and increased costs related to being an SEC reporting company. We also incurred approximately $0.3 million in integration expenses related to the Horizon PCS merger during the year ended September 30, 2005. In addition, we incurred approximately $1.1 million in legal costs related to our litigation with Sprint.  For the fiscal year ended September 30, 2005, stock-based compensation expense totaled $1.2 million.  Of this amount, approximately $0.6 million was related to amendments to stock option award agreements of four of our directors who resigned from our board in connection with our merger with Horizon PCS.  Effective with their resignation, we amended each of these director’s stock option award agreements to extend the termination date of each of these director’s options from 90 days to 210 days post-resignation.  An additional $0.5 million of stock-based compensation expense was recorded in the fiscal year ended September 30, 2005 for the intrinsic value of the Horizon PCS options.

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

Depreciation and Amortization.   For the year ended September 30, 2005, the period ended September 30, 2004, and the period ended July 1, 2004, depreciation and amortization expense totaled $71.8 million, $11.8 million, and $28.6 million, respectively. Of these amounts, amortization of intangibles totaled $18.1 million, $3.1 million, and $0.0 million for these same periods, respectively. During the year ended September 30, 2005, we recorded accelerated depreciation of $13.6 million on our Michigan network assets after we signed an agreement with Nortel to replace our current Lucent network with Nortel equipment, thereby reducing the estimated economic useful lives of this Lucent equipment. In addition, Horizon PCS signed a similar agreement with Nortel to replace its existing Motorola equipment, and as a result, we recorded accelerated depreciation totaling $2.8 million related to reducing the estimated economic lives of these Motorola assets from the date of the merger through September 30, 2005.

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

Liquidity and Capital Resources

Significant Sources of Cash

We generated $47.3 million in operating cash flows for the fiscal year ended December 31, 2006, compared to $12.9 million for the fiscal year ended September 30, 2005, an increase of $34.4 million. The increase in operating cash flows is mostly attributable to improved operating results, excluding depreciation, amortization, provision for doubtful accounts and certain other non-cash items, as well as a smaller increase in working capital.  In addition, results for the fiscal year ended December 31, 2006 included a full twelve months of operating results from Horizon PCS and therefore, we believe, are a better indication of our operating cash flows in future years.

For the fiscal year ended December 31, 2006, we received approximately $0.5 million from the sale of land and other equipment no longer needed for operations and approximately $3.2 million from the sale of used equipment which was replaced with equipment we purchased from Nortel Networks. In addition, for the fiscal year ended December 31, 2006, we received approximately $0.4 million from the sale of the remaining four Horizon PCS owned towers. During the fiscal year ended September 30, 2005, we received approximately $16.4 million for the remaining towers sold in the legacy iPCS markets and $1.0 million from the sale of used equipment which was replaced with equipment we purchased from Nortel Networks. Other than in the ordinary course of business, we do not currently anticipate future cash from the sale of equipment in the next twelve months.

We cannot predict whether cash generated from stock option exercises will continue at the level generated in the fiscal year ended December 31, 2006.  For the fiscal year ended December 31, 2006, we received a total of $2.7 million in proceeds from the exercise of options representing approximately 118,800 shares of our common stock.  As of December 31, 2006, there were 381,577 exercisable options outstanding with a weighted average exercise price of $15.59. For the fiscal year ended September 30, 2005, we received $9.5 million in proceeds from the exercise of options representing approximately 449,400 shares of our common stock. Lastly, through our merger with Horizon PCS, we acquired its outstanding cash and cash equivalents, net of transaction costs, of $19.9 million.

We generated $20.9 million in operating cash flows for the period ended December 31, 2005. Operating cash flows in the period ended December 31, 2005 were increased by $16.7 million resulting from the non-recurring sale of short-term investments that were acquired in the merger with Horizon PCS.

During the period ended December 31, 2005, we received approximately $0.3 million from the sale of used equipment which was replaced with equipment we purchased from Nortel Networks as described below in “—Contractual Obligations.”   For the period ended December 31, 2005, we received a total of $0.4 million in proceeds from the exercise of options representing approximately 20,100 shares.

Significant Uses of Cash

Cash flows used for investing activities for the fiscal year ended December 31, 2006 included $44.5 million for capital expenditures.  Included in this total was $22.1 million for the Nortel swap in our Horizon PCS markets, $19.4 million for new cell site construction and other network-related capital expenditures, and $3.0 million for new stores, store improvements,  IT and other corporate-related capital expenditures.

Cash flows used for investing activities for the fiscal year ended September 30, 2005 included $17.4 million for capital expenditures, of which $11.0 million related to the Nortel swap project in the legacy iPCS markets. Other capital expenditures included $3.6 million for new cell site construction and other network-related capital expenditures and $2.8 million for new stores, store improvements, IT and other corporate-related capital expenditures.

Cash flows used for financing activities for the fiscal year ended September 30, 2005 included $1.6 million for the payment of our CEO’s withholding obligations related to his remaining stock unit awards, which payment was made through the return of shares to us.

Principal payments on our long-term debt, other than capital leases, are not due until 2012.  During the fiscal year ended December 31, 2006, we made two semi-annual interest payments on our 11 3/8 % senior notes of approximately $7.1 million each and two semi-annual interest payments on our 11 1/2% senior notes of approximately $9.5 million each.  The interest rates on our senior notes are fixed and therefore the amount of our interest payments would not be impacted by a change in the overall interest rate environment.

Cash flows used for investing activities for the period ended December 31, 2005 totaled $8.6 million. Capital expenditures totaled $8.9 million and included $5.8 million for the Nortel swap in our Horizon PCS markets, $1.2 million for new cell site construction and other related network capital expenditures, and $1.9 million for new store, store improvement, IT and corporate-related expenditures.  During the period ended December 31, 2005, we made one semi-annual interest payment on our 11 1/2% senior notes of approximately $9.5 million.

Our uses of cash typically include providing for operating expenditures, debt service requirements and capital expenditures.  We anticipate that total capital expenditures for 2007 will be between $38.0 million and $42.0 million.  This includes cash uses for new cell sites, new retail stores, information technology, and other network-related expenditures, including approximately $10.0 million for EVDO Rev. A deployment.

We continually evaluate our capital and debt capacity and how to prioritize the use of our excess cash, including for any or a combination of the following strategic options:  increase capital expenditures, pursue strategic acquisitions, pay cash dividends or distributions, repurchase our stock or payoff debt.

Recent Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources

We have identified the following important trends and factors (as well as risks and uncertainties associated with such items) that could impact our future financial performance.  This section should be read in conjunction with the “Risks Related to Our Business, Strategy and Operations” section found in Item 1A of Part I of this annual report on Form 10-K.

•       To the extent that we continue to seek to accelerate our subscriber additions, we will incur significant upfront subscriber acquisition expenses (including the customer handset subsidy, commissions and promotional expenses) that initially will result in increased losses and reduced levels of cash flows from operating activities. At the same time, competition in the wireless industry remains intense as more competitors enter the market via MVNO or other relationships with existing carriers, or through the acquisition of new wireless spectrum, such as the FCC’s Advanced Wireless Services (AWS) spectrum auction in 2006 and additional auctions of spectrum.  Unlimited minute and pre-paid plans, neither of which we currently offer, also continue to increase in popularity, offering consumers more alternatives.  Accordingly, we may incur higher per subscriber acquisition expenses and/or offer more aggressive rate plans in order to maintain or achieve our planned growth.  Alternatively, we may not be able to maintain or achieve our planned growth in subscribers or obtain sufficient revenue to achieve and sustain profitability.

•       We are experiencing a high churn rate, which may be increasing in the future due to credit-related deactivatons, increased competitive advertising, the relative attractiveness of competitors’ phones and pricing plans and continuing brand confusion related to the Sprint Nextel merger.   If churn continues to remain high or increases over the long-term, we would lose the cash flows attributable to these subscribers and have greater than projected losses.

•       Our voice revenue per subscriber continues to decrease. The wireless industry is very competitive and continued pressure in pricing is expected in the future as a result of, among other things, increased focus on family plans and overage protection plans. Although we believe that family plans and overage protection plans should improve churn, these plans tend to lower voice revenue on a per subscriber basis. Although the data portion of ARPU is expected to continue to increase as more subscribers utilize data products, declining voice ARPU resulting in lower overall ARPU will make it more difficult to obtain sufficient revenue to achieve or sustain profitability.

•       We may experience higher costs to acquire subscribers. To the extent that we increase our distribution, we will increase the fixed costs in our sales and marketing organization. In addition, we may increase our marketing expenses in an effort to attract and acquire new subscribers. Also, more aggressive promotional efforts may lead to higher handset subsidies. With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

•       Our operating costs continue to increase due to our larger number of subscribers served, the increased size of our PCS network, increases in roaming usage by subscribers based in our territory and an increase in collected revenue, upon which our 8% affiliation fee is calculated. If our subscriber base continues to increase, our operating costs will continue to increase. Our bad debt expense has been increasing and, to the extent that our subscriber base includes a higher number of sub-prime credit subscribers, may continue to increase in the future. In addition, we may incur significant wireless handset costs for existing subscribers who upgrade to a new handset as part of our promotional efforts to reduce churn. Outbound roaming kilobytes have been growing rapidly and are expected to continue to grow reflecting increased usage of data applications, thereby increasing our roaming expenses. However, as discussed above in “Item 1 Business—Roaming” roaming expenses paid to Sprint PCS are expected to be positively impacted by a lower reciprocal roaming rate that began on January 1, 2007. As also discussed below in “—Commitments and Contingencies,” the costs we incur for certain back office services we obtain from Sprint is expected to increase. We expect to continue to incur substantial costs related to our litigation with Sprint. At the same time, a large portion of our ongoing network and general and administrative expenses are fixed. We believe that we need to add more subscribers to recognize increased economies of scale in our business. If we are unable to add more subscribers or continue to improve the efficiencies in our operating costs, results will be negatively affected.

•       A substantial portion of our revenue (approximately 33% for the fiscal year ended December 31, 2006) is derived from roaming revenue from subscribers of Sprint PCS based outside our territory. The increase in roaming revenue during the fiscal year ended December 31, 2006 was due to an increase in voice and 2G roaming on our PCS network and a substantial increase in 3G data roaming on our PCS network. The roaming revenue from Sprint PCS will be negatively impacted by a lower reciprocal roaming rate that went into effect on January 1, 2007. In addition, there has been a significant slow down in Sprint PCS’s subscriber growth during the past year which may adversely affect the growth in our roaming revenue from Sprint PCS, thereby reducing our ratio of  inbound to outbound roaming. This ratio declined in 2006, compared to 2005, and is expected to decline further in the future. If we receive less roaming traffic on our network, our results of operations will be negatively affected.

•       As we continue to add capacity and coverage and to upgrade our PCS network, we will incur significant capital expenditures. We incurred approximately $44.5 million in capital expenditures in the fiscal year ended December 31, 2006. We anticipate that total capital expenditures for 2007 will be between $38.0 million and $42.0 million. To date, we have deployed EV-DO technology in a small portion of our service area. We will begin selectively deploying EV-DO Rev. A technology in portions of our service area in 2007, but may expand our deployment during the year which may significantly increase our anticipated capital expenditures and operating expenses beyond our current expectations. Unforeseen changes in technology and changes in our plans to upgrade or expand our network may require us to spend more money than we expected and have a negative effect on our cash flow.

•       We rely on Sprint for a number of important functions, including but not limited to, customer service, billing, long-distance transport services, national network operations, support, inventory logistics support, national advertising, product development, and financial information. Failure of Sprint to provide these and other services on a timely and cost efficient manner would negatively impact our results of operations. Sprint may also make decisions that could reduce our revenues, increase our expenses and/or our capital expenditure requirements and make our affiliate relationships with Sprint less advantageous than expected. For example, effective January 1, 2007, the rate that we pay for certain back-office functions that we purchase from Sprint increased by approximately 10%. See “—Commitments and Contingencies” below.

•       We may not be able to access the credit or equity markets for additional capital if the liquidity discussed above is not sufficient for the cash needs of our business. If the need for additional capital arises due to our actual results differing significantly from our business plan or for any other reason, we may be unable to raise additional capital.

Commitments and Contingencies

As discussed in “Item 1 Business—Litigation Against Sprint”, on September 28, 2006, Sprint appealed the ruling of the Illinois trial court to the Appellate Court of Illinois, First Judicial District. We cannot predict the outcome of the appeal. If we do not prevail on appeal, Sprint may be permitted to operate the legacy Nextel business in iPCS Wireless’s service area in a manner that has an adverse effect on our business and operations. If we do not prevail on appeal, our stock price may be adversely affected. Additionally, the Illinois ruling has been stayed pending appeal. As a condition of the stay, Sprint must continue to comply with the Forbearance Agreement—which by its terms has expired—and the Delaware ruling in iPCS Wireless’s service area. As noted in “Item 1A Risk Factors The merger between Sprint and Nextel and the outcome of our litigation relating thereto may have an adverse effect on us in ways that would be beyond our control,” the Delaware ruling does not protect us from all of the ways in which Sprint may operate the legacy Nextel business in a manner that would have a material adverse effect on us. The protections afforded by the Forbearance Agreement are limited as well.

As discussed more fully in “Item 1 Business—Affiliation Agreements with Sprint PCS—Services agreements,” in December 2006, we initiated arbitration against Sprint with respect to the rates that Sprint is charging us for back-office services for 2007, as well as Sprint’s proposed rates for 2008 and 2009. If the rates that we are currently paying for these services had been in effect in 2006, we would have incurred additional expenses to Sprint of approximately $4.7 million for the fiscal year ended December 31, 2006. The rates determined by the arbitration panel will be retroactively applied to January 1, 2007. In the meantime, we began paying Sprint’s proposed rates on January 1, 2007.

As discussed more fully in “Item 1 Business—Roaming,” we strongly disagree with the reciprocal roaming rates that Sprint implemented on January 1, 2007. Had these reciprocal roaming rates been in effect for 2006, the net effect on our operating loss for the fiscal year ended December 31, 2006 would have been an increase of approximately $8.2 million. We intend to vigorously oppose the new rates, including by submitting the matter to arbitration or litigation if necessary. If the matter is submitted to an arbitration panel and the arbitration panel imposes rates different than the ones then in effect, the new rates would be retroactively applied to the appropriate period. However in the meantime, the new reciprocal roaming rates went into effect on January 1, 2007.

Contractual Obligations

We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the senior notes, capital leases and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2006, are as follows (dollars in thousands):

		Payments Due by Period Year Ended December 31,
	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$290,000	$—	$—	$—	$—	$—	$290,000
Cash interest	189,623	33,194	33,194	33,194	33,194	33,194	23,653
Operating leases (1)	146,585	34,660	34,038	32,765	24,770	11,288	9,064
Capital lease obligations	879	84	86	89	92	95	433
Purchase obligations	8,900	8,900	—	—	—	—	—
Total	$635,987	$76,838	$67,318	$66,048	$58,056	$44,577	$323,150

(1)          Does not include payments due under renewals to the original lease terms.

Senior Notes:   Both of our senior notes contain covenants which restrict our ability to incur additional indebtedness, merge, pay dividends, dispose of our assets, and certain other matters as defined in the indentures. In addition, the senior notes:

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

Nortel Networks Equipment Agreements

On December 31, 2005, we signed a letter of agreement with Nortel Networks to replace the Motorola equipment deployed in our Pennsylvania, New York, New Jersey and Maryland markets with Nortel equipment. Under the terms of the agreement, we are required to purchase equipment necessary to replace 425 existing base stations and related network infrastructure, plus various additional equipment to support future network footprint and capacity expansion, totaling approximately $16.5 million. On

March 21, 2006, we amended the terms of this agreement accelerating payments for equipment totaling $4.0 million from 2007 to 2006. As of December 31, 2006, we had purchased $16.5 million of the required $16.5 million of equipment under this agreement. Accordingly, we are not required to purchase any additional equipment under this agreement.

On December 29, 2006, we signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling up to $17.1 million in the aggregate. The $17.1 million commitment consists of a non-cancelable purchase of $8.9 million of equipment and services and an option to purchase an additional $8.2 million of equipment and services. Prior to December 31, 2006 we submitted a non-cancelable purchase order for $8.9 million of equipment and services and, therefore, have no further commitments under this letter of agreement. However, if we elect to exercise our option to purchase any additional equipment and services from Nortel Networks under this letter of agreement, then we are required to purchase the entire additional $8.2 million of equipment and services. In addition, if we elect to exercise this option after November 30, 2007, we will be required to pay an additional $1.0 million.

Off-Balance Sheet Arrangements

Other than the operating lease commitments included above, we have no off-balance sheet arrangements that would have a current or future material effect on the financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

Our business is subject to some seasonality as the wireless telecommunications industry historically has been dependent on fourth calendar quarter results. Among other things, the industry as a whole relies on moderately higher subscriber additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions.

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

Due to the numerous bill cycle cutoffs throughout the month, we are required to estimate the unbilled but earned revenue from the bill cutoff date to the end of the reporting period. These estimates are based on the number of days in a month from each bill cycle cutoff date to the end of the reporting period assuming our customers use their service equally each day throughout the month.

A change in usage that would have changed the unbilled revenue by 10% for the fiscal year ended December 31, 2006 would have changed service and roaming revenues by approximately $0.2 million and $0.8 million, respectively.

Allowance for doubtful accounts.   We establish an allowance for doubtful accounts to cover probable losses. In determining this allowance, we use estimates based on historical write-off and collection experience, historical trends of the aging of our accounts receivable, and changes in the percentage of our customers based on their credit classification of prime or subprime, as determined by various credit scoring matrices. In determining these estimates, we compare historical write-offs relative to the estimated period in which the subscriber was originally billed. From this information, we assign specific percentages to the aging categories.

Write-offs and collections can both be affected by changes in the general economic and business climate which can be difficult to predict. In addition, Sprint PCS handles all of our collection activity for us and gives us little visibility into changes in the collection process or regular reporting from third-party collection activity.

At December 31, 2006, if each of our reserve percentages by aging category had been underreserved by 2%, we would have recorded an additional $0.6 million in bad debt expense.

Long-lived asset recovery.   Long-lived assets, excluding intangibles, consist of property and equipment. We record depreciation on a straight-line basis based on our estimates of the useful economic life of these assets. For property and equipment, changes in technology or in our intended use of these assets could cause the estimated life or the value of these assets to be reduced. In addition, changes in general industry conditions could cause the value of certain of these assets to be reduced. Under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or conditions change such that the carrying amount may not be recoverable, the asset values must be reviewed for impairment. This impairment analysis is performed by comparing the carrying value of a group of assets to future net cash flows. This analysis requires a significant amount of judgment in determining growth rates for the company, future economic conditions, and future requirements of technological upgrades and advances.

Besides impairment analysis, estimates of estimated useful life can change rapidly with changes in technology or changes in equipment vendors, as we experienced in 2005 and 2006. Because of our decisions to change the network equipment in our Michigan markets from Lucent to Nortel and the network equipment in the legacy Horizon PCS markets from Motorola to Nortel , we accelerated the useful lives on these assets and, as a result, we recorded additional depreciation of approximately $1.4 million and $16.4 million for the years ended December 31, 2006 and September 30, 2005, respectively.

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

A significant amount of judgment is involved in the estimates used with some of these valuation methods, including projected revenue growth, market and industry growth rates, competition, and working capital and capital expenditure requirements. In addition, intangibles are subject to certain judgments when completing impairment analysis under SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of the assets.

We record amortization expense of our definite life assets on a straight-line basis over the estimated remaining economic useful life of these assets. If we were to increase the estimated economic useful life of these assets by 10%, our amortization expense for the fiscal year ended December 31, 2006 would have decreased by approximately $3.5 million. If we were to decrease the estimated economic useful life of these assets by 10%, our amortization expense for the fiscal year ended December 31, 2006 would have increased by approximately $4.2 million.

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

Stock-based compensation.   SFAS No. 123R (Revised 2004) “Share-Based Payment” requires significant judgment and the use of estimates in the assumptions for the model used to value the share-based payment awards, including stock price volatility, and expected option terms. In addition, expected forfeiture rates for the share-based awards must be estimated. Because of our small number of option grants, the relatively short period of time that we have operated as a public company, and the limited trading of our stock, we are limited in our historical experience to use as a basis for these assumptions. While we believe that the assumptions and judgments used in our estimates are reasonable, actual results may differ from these estimates under different assumptions or conditions.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). We are still evaluating the impact of the implementation of SFAS No. 159 on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157,  “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to fair-value measurements that are already required or permitted by existing standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and nullifies the Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model. SFAS No. 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not anticipate that the implementation of SFAS No. 157 will have a material impact on our financial position, results of operations and cash flows.

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

None

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Any internal control system, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, our internal control over financial reporting was effective.

Deloitte & Touche LLP, our independent registered public accounting firm, issued an attestation report on our management’s assessment of our internal control over financial reporting. Their report appears below.

/s/ Timothy M. Yager	/s/ Stebbins B. Chandor, Jr.
Timothy M. Yager	Stebbins B. Chandor, Jr.
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 16, 2007	March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iPCS, Inc. and subsidiaries
Schaumburg, Illinois

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that iPCS, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Davenport, Iowa

March 16, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the information set forth under the captions “Executive Officers and Executive Compensation” and “Election of Directors of iPCS” in our proxy statement relating to our 2007 annual meeting of stockholders, which will be filed with the SEC.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information set forth under the caption “Executive Officers and Executive Compensation” in our proxy statement relating to our 2007 annual meeting of stockholders, which will be filed with the SEC.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by Item 12 is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement relating to our 2007 annual meeting of stockholders, which will be filed with the SEC.

Equity Compensation Plan Information

We currently maintain two equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Each of these compensation plans was approved by our security holders. The following table presents information with respect to our equity compensation plans as of December 31, 2006:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders(1)	650,603	$15.57	839,097
Total	650,603	$15.57	839,097

(1)          Consists of the iPCS incentive plan that was implemented pursuant to iPCS’s plan of reorganization and approved by the security holders on June 30, 2005 and the Horizon PCS incentive plan that was implemented pursuant to Horizon PCS’s plan of reorganization and approved by the security holders on September 28, 2006.

For further information, refer to Note 12 to the consolidated financial statements of this Form 10-K.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information set forth under the captions “Executive Officers and Executive Compensation” and “Election of Directors of iPCS” in our proxy statement relating to our 2007 annual meeting of stockholders, which will be filed with the SEC.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” in our proxy statement relating to our 2007 annual meeting of stockholders, which will be filed with the SEC.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

1. Financial Statements

See the Index to Consolidated Financial Statements on page F-1.

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
Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Director, President and Chief
/s/ TIMOTHY M. YAGER	Executive Officer	March 16, 2007
Timothy M. Yager	(Principal Executive Officer)
/s/ TIMOTHY G. BILTZ	Director	March 16, 2007
Timothy G. Biltz
/s/ JEFFREY W. JONES	Director	March 16, 2007
Jeffrey W. Jones
/s/ RYAN L. LANGDON	Director	March 16, 2007
Ryan L. Langdon
/s/ RICHARD S. PARISI	Director	March 16, 2007
Richard S. Parisi
/s/ KEVIN M. ROE	Director	March 16, 2007
Kevin M. Roe
/s/ ERIC L. ZINTERHOFER	Director	March 16, 2007
Eric L. Zinterhofer
Executive Vice President and
/s/ STEBBINS B. CHANDOR, JR.	Chief Financial Officer	March 16, 2007
Stebbins B. Chandor, Jr.	(Principal Financial Officer)
/s/ PATRICIA M. GRETEMAN	Vice President and Controller	March 16, 2007
Patricia M. Greteman	(Principal Accounting Officer)

iPCS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005 (Successor Company)	F-3

Consolidated Statements of Operations for the year ended December 31, 2006, the three months ended December 31, 2005, the year ended September 30, 2005, the period from July 2, 2004 through September 30, 2004 (Successor Company), and the period from October 1, 2003 through July 1, 2004 (Predecessor Company)

F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2006, the three months ended December 31, 2005, the year ended September 30, 2005, the period from July 2, 2004 through September 30, 2004 (Successor Company), and the period from October 1, 2003 through July 1, 2004 (Predecessor Company)

F-5

Consolidated Statements of Equity (Deficiency) for the year ended December 31, 2006, the three months ended December 31, 2005, the year ended September 30, 2005, the period from July 2, 2004 through September 30, 2004 (Successor Company), and the period from October 1, 2003 through July 1, 2004 (Predecessor Company)

F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

iPCS, Inc. and subsidiaries

Schaumburg, Illinois

We have audited the accompanying consolidated balance sheets of iPCS, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 (Successor Company), and the related consolidated statements of operations, equity (deficiency) and cash flows for the year ended December 31, 2006, the three months ended December 31, 2005, the year ended September 30, 2005 and the period from July 2, 2004 through September 30, 2004 (Successor Company), and the period from October 1, 2003 through July 1, 2004 (Predecessor Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Notes 1 and 4 to the consolidated financial statements, on July 9, 2004, the Bankruptcy Court entered an order confirming the Plan of Reorganization which became effective after the close of business on July 20, 2004. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 4.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of iPCS, Inc. and subsidiaries at December 31, 2006 and 2005 (Successor Company), and the results of their operations and their cash flows for the year ended December 31, 2006, the three months ended December 31, 2005, the year ended September 30, 2005 and the period from July 2, 2004 through September 30, 2004 (Successor Company), and the period from October 1, 2003 through July 1, 2004 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Davenport, Iowa

March 16, 2007

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	Successor Company
	December 31, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$120,499	$110,837
Accounts receivable, net	29,700	31,115
Receivable from Sprint (Note 5)	40,724	44,193
Inventories, net (Note 5)	4,291	3,583
Prepaid expenses	7,468	6,387
Other current assets	272	3,125
Total current assets	202,954	199,240
Property and equipment, net (Note 6)	139,641	147,254
Financing costs (Note 2)	7,724	9,147
Customer activation costs	3,252	1,435
Intangible assets, net (Note 7)	131,353	169,311
Goodwill (Note 7)	141,783	146,391
Other assets	364	435
Total assets	$627,071	$673,213
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,387	$6,751
Accrued expenses	14,340	16,351
Payable to Sprint (Note 5)	58,196	60,204
Deferred revenue	11,065	10,557
Accrued interest	9,758	9,758
Current maturities of long-term debt and capital lease obligations (Note 8)	24	11
Total current liabilities	100,770	103,632
Customer activation fee revenue	3,252	1,435
Other long-term liabilities	6,819	9,104
Long-term debt and capital lease obligations, excluding current maturities (Note 8)	302,045	304,037
Total liabilities	412,886	418,208
Commitments and contingencies (Note 16)	—	—
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 16,774,060 and 16,656,352 shares issued and outstanding, respectively	168	167
Additional paid-in-capital	334,156	328,938
Accumulated deficiency	(120,139)	(74,100)
Total stockholders’ equity	214,185	255,005
Total liabilities and stockholders’ equity	$627,071	$673,213

See Notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Successor Company				Predecessor Company
	For the Year Ended December 31, 2006	For the Three Months Ended December 31, 2005	For the Year Ended September 30, 2005	For the Period from July 2, 2004 through September 30, 2004	For the Period from October 1, 2003 through July 1, 2004
Revenues:
Service revenue	$316,513	$70,996	$189,177	$37,909	$107,097
Roaming revenue	161,848	36,071	82,959	15,829	34,525
Equipment and other	14,061	2,485	7,911	1,644	4,240
Total revenues	492,422	109,552	280,047	55,382	145,862
Operating Expenses:
Cost of service and roaming (exclusive of depreciation, as shown separately below)	(285,979)	(62,766)	(153,058)	(29,090)	(83,230)
Cost of equipment	(41,707)	(9,150)	(27,260)	(5,584)	(12,801)
Selling and marketing	(74,293)	(18,216)	(44,424)	(8,001)	(20,976)
General and administrative	(20,944)	(7,907)	(13,189)	(1,714)	(3,550)
Reorganization income (Note 4)	—	—	—	—	60,797
Depreciation (Note 6)	(50,522)	(12,039)	(53,700)	(8,790)	(28,596)
Amortization of intangible assets (Note 7)	(37,958)	(9,489)	(18,126)	(3,051)	—
Gain (loss) on disposal of property and equipment	(574)	(182)	(141)	4	(13)
Total operating expenses	(511,977)	(119,749)	(309,898)	(56,226)	(88,369)
Operating income (loss)	(19,555)	(10,197)	(29,851)	(844)	57,493
Interest income	5,490	1,104	1,782	289	263
Interest expense	(32,086)	(8,108)	(22,926)	(5,425)	(10,142)
Cancellation of debt (Note 4)	—	—	—	—	131,956
Other income, net	112	15	57	4	7
Income (loss) before (provision for) benefit from income taxes	(46,039)	(17,186)	(50,938)	(5,976)	179,577
(Provision for) benefit from income taxes	—	—	—	—	—
Net income (loss)	$(46,039)	$(17,186)	$(50,938)	$(5,976)	$179,577
Basic and diluted loss per share of common stock
Loss available to common stockholders	$(2.76)	$(1.03)	$(4.60)	$(0.65)	n/a
Weighted average common shares outstanding	16,703,142	16,645,467	11,073,435	9,257,582	n/a

See Notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor Company				Predecessor Company
	For the Year Ended December 31, 2006	For the Three Months Ended December 31, 2005	For the Year Ended September 30, 2005	For the Period from July 2, 2004 through September 30, 2004	For the Period from October 1, 2003 through July 1, 2004
Cash Flows from Operating Activities:
Net income (loss)	$(46,039)	$(17,186)	$(50,938)	$(5,976)	$179,577
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
(Gain) loss on disposal of property and equipment	574	182	141	(4)	13
Depreciation and amortization of intangible assets	88,480	21,528	71,826	11,841	28,596
Non-cash interest expense net of amortization of debt fair value adjustment	(650)	(162)	504	208	455
Cancellation of debt	—	—	—	—	(131,956)
Non-cash reorganization income	—	—	—	—	(68,276)
Stock-based compensation expense	2,496	1,659	1,200	22	—
Provision for doubtful accounts	10,893	1,660	2,139	489	246
Purchases of investments	(22,447)	—	(2,650)	—	—
Sales of investments	22,447	16,700	2,750	—	—
Changes in assets and liabilities:
Accounts receivable	(9,565)	(7,174)	(1,373)	(385)	459
Receivable from Sprint	3,469	(13,357)	(9,935)	(2,531)	(4,251)
Inventories, net	(708)	(404)	(1,314)	(266)	(444)
Prepaid expenses, other current and long term assets	(2,667)	(414)	(150)	476	1,254
Accounts payable, accrued expenses and other long term liabilities	681	(1,743)	(5,715)	766	4,587
Payable to Sprint	(2,008)	19,069	5,375	(2,959)	9,639
Deferred revenue	2,325	503	1,039	764	(999)
Net cash flows from operating activities	47,281	20,861	12,899	2,445	18,900
Cash Flows from Investing Activities:
Cash acquired in acquisition, net of transaction costs	—	—	19,935	—	—
Purchases of property and equipment	(44,458)	(8,904)	(17,440)	(3,402)	(8,634)
Proceeds from disposition of fixed assets	4,127	333	17,370	153	86
Net cash flows from investing activities	(40,331)	(8,571)	19,865	(3,249)	(8,548)
Cash Flows from Financing Activities:
Proceeds from senior notes offering	—	—	—	—	165,000
Proceeds from the exercise of stock options	2,723	449	9,536	—	—
Stock purchases and retirements	—	—	(1,626)	—	—
Repayments under senior credit facilities	—	—	—	(126,570)	(1,141)
Payments on capital lease obligations	(11)	(9)	(21)	—	(3)
Debt financing costs	—	—	(306)	(5,269)	(1,459)
Net cash flows from financing activities	2,712	440	7,583	(131,839)	162,397
Net increase (decrease) in cash and cash equivalents	9,662	12,730	40,347	(132,643)	172,749
Cash and cash equivalents at beginning of period	110,837	98,107	57,760	190,403	17,654
Cash and cash equivalents at end of period	$120,499	$110,837	$98,107	$57,760	$190,403
Supplemental disclosure of cash flow information—cash paid for interest	$33,194	$9,488	$26,137	$467	$8,362
Supplemental disclosure for non-cash investing activities:
Capitalized interest	$578	$60	$191	$—	$—
Accounts payable and accrued expenses incurred for the acquisition of property, equipment and construction in progress	1,976	2,328	5,301	248	279
Capital lease obligations incurred for the acquisition of property and equipment	106	—	—	—	—
Acquisition of business through issuance of common stock, net of cash acquired and transaction costs (Note 3)	—	—	210,872	—	—
Adjustment to goodwill (Note 7)	4,608	—	—	—	—

See Notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

(Dollars in thousands, except share data)

	Common Stock		Additional	Unearned	Accumulated
	Shares	Amount	Paid-in-Capital	Compensation	Deficiency
Predecessor Company
Balance at September 30, 2003	1,000	$—	$192,850	$—	$(372,427)
Net income	—	—	—	—	179,577
Elimination of Predecessor Company’s stockholder’s equity	(1,000)	—	(192,850)	—	192,850
Issuance of Successor Company common stock	8,724,998	87	94,913	—	—
Balance at July 1, 2004	8,724,998	87	94,913	—	—
Successor Company
Net loss	—	—	—	—	(5,976)
Grant of restricted stock	19,166	—	362	(362)	—
Amortization of unearned compensation and restricted stock	—	—	—	22	—
Balance at September 30, 2004	8,744,164	87	95,275	(340)	(5,976)
Net loss	—	—	—	—	(50,938)
Issuance of common stock in settlement of claims	400,002	4	(4)	—	—
Net shares issued for stock unit award	78,545	1	(1,627)	—	—
Grant of restricted stock	1,667	—	58	(58)	—
Forfeiture of restricted stock	(1,084)	—	(20)	20	—
Exercise of stock options	449,428	4	9,531	—	—
Modification of stock options	—	—	577	—	—
Shares issued in connection with merger	6,962,760	70	224,412	(1,618)	—
Amortization of unearned compensation and restricted stock	—	—	—	624	—
Balance at September 30, 2005	16,635,482	166	328,202	(1,372)	(56,914)
Net loss	—	—	—	—	(17,186)
Grant of restricted stock	800	—	—	—	—
Exercise of stock options	20,070	1	449	—	—
Reclassification from unearned compensation			(1,372)	1,372
Stock-based compensation expense	—	—	1,659	—	—
Balance at December 31, 2005	16,656,352	167	328,938	—	(74,100)
Net loss	—	—	—	—	(46,039)
Forfeiture of restricted stock	(1,042)	—	—	—	—
Exercise of stock options	118,750	1	2,722	—	—
Stock-based compensation expense	—	—	2,496	—	—
Balance at December 31, 2006	16,774,060	$168	$334,156	$—	$(120,139)

See Notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Business and Basis of Presentation

iPCS, Inc. (the “Company” or “iPCS”) is a holding company that operates as a PCS Affiliate of Sprint through three wholly owned subsidiaries: iPCS Wireless, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC. Each of these subsidiaries is a party to separate affiliation agreements with Sprint PCS, the operator of a 100% digital personal communications service (“PCS”) wireless network with licenses to provide voice and data service to the entire United States population using a single frequency band and a single technology. The Company operates in one segment which is the wireless personal communication service business.

iPCS, Inc. was formed in March 2000 as a holding company for iPCS Wireless. iPCS Wireless, as the successor to Illinois PCS, LLC, became a PCS affiliate of Sprint in 1999. Through this affiliation agreement, as amended, iPCS has the exclusive right to market and provide Sprint PCS products and services in 40 markets in Illinois, Michigan, Iowa, and eastern Nebraska.

On November 30, 2001, the Company was acquired by AirGate PCS, Inc. (“AirGate”), another PCS Affiliate of Sprint. iPCS was designated as an unrestricted subsidiary of AirGate and both companies operated as separate business entities. On February 23, 2003, the Company and its subsidiaries filed for Chapter 11 bankruptcy protection. The Bankruptcy Court confirmed the Company’s Joint Plan of Reorganization on July 9, 2004 and it was declared effective on July 20, 2004. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” the Company adopted fresh-start accounting as of July 1, 2004 (See Note 4), and the Company’s emergence from Chapter 11 resulted in a new reporting entity. The periods as of and prior to July 1, 2004 have been designated “Predecessor Company” and the periods subsequent to July 1, 2004 have been designated as “Successor Company.” Under fresh-start accounting, the reorganization equity value of the company was allocated to the assets and liabilities based on their respective fair values and was in conformity with Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations.” As a result of the implementation of fresh-start accounting, the financial statements of the Company after July 1, 2004 are not comparable to the Company’s financial statements for prior periods.

On October 17, 2003, AirGate irrevocably transferred its ownership of iPCS to a trust, the beneficial owners of which trust were AirGate’s stockholders at the date of transfer. AirGate retained no ownership interest in the trust or the Company. Upon the Company’s emergence from bankruptcy (see Note 4), iPCS’s common stock held by the trust was cancelled and the trust terminated by its terms.

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

In February 2006, the Company changed its fiscal year-end from September 30 to December 31, commencing in 2006. The Company’s 2005 fiscal year ended on September 30, 2005.

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

(2)          Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its operating subsidiaries, iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(d) Allowance for Doubtful Accounts

Estimates are used in determining the allowance for doubtful accounts and are based on historical write-off experience and the uncollectibility of accounts receivable by aging category, as well as current information regarding the credit quality of the Company’s customers. Using this information, the Company estimates allowances for uncollectibility relative to the aging categories. Bad debt expense as a percentage of service revenues for the year ended December 31, 2006, the three months ended December 31, 2005, the year ended September 30, 2005, the period ended September 30, 2004, and the period ended July 1, 2004, was 3.4%, 2.3%, 1.1%, 1.3% and 0.2%, respectively. The allowance for doubtful accounts as of December 31, 2006 and 2005 was $6.7 million and $3.7 million, respectively.

(e) Inventory

Inventory consists of wireless handsets and related accessories held for resale. Inventories are carried at the lower of cost or market using the first-in, first-out method. Cost is based on prices paid to Sprint. Market is determined using replacement cost which is consistent with industry practices. The Company maintains a reserve for obsolete or excess handset inventory for models that remain in inventory after 90 days of being discontinued by Sprint PCS. The reserve for obsolescence at December 31, 2006 and 2005 was $0.2 million and $0.4 million, respectively.

(f) Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Useful lives for assets used by the Company are as follows:

Useful Life
Network assets and towers	5-15 year	s
Computer equipment	3 years
Furniture, fixtures and office equipment	3-5 year	s

Leasehold improvements are amortized over the shorter of the remaining term of the lease or the estimated useful life of the improvement. Construction in progress includes expenditures for the purchase of capital equipment, design services, and construction services and testing of the Company’s network. The Company capitalizes interest on its construction in progress activities. Interest capitalized for the year ended December 31, 2006, the three months ended December 31, 2005, and the year ended September 30, 2005, totaled $0.6 million, $0.1 million and $0.2 million, respectively. There was no interest capitalized in the period ended July 1, 2004 or the period ended September 30, 2004. When the network assets are placed in service, the Company transfers the assets from construction in progress to network assets and depreciates those assets over their estimated useful life.

(g) Financing Costs

Costs incurred in connection with the senior credit facility were deferred and amortized into interest expense over the term of the financing using the straight-line method. In conjunction with the Company’s plan of reorganization, the unamortized amount of the deferred financing costs related to the senior credit facility was charged to reorganization expense as the balance of the senior credit facility was paid off in full as part of the Company’s plan of reorganization (see Note 4). Costs incurred in connection with the 11 1/2% senior notes and the 11 3/8% senior notes were deferred and are amortized to interest expense over the eight year term of each senior note issuance using the straight-line method. Accumulated amortization expense at December 31, 2006 and 2005 was $3.5 million and $2.1 million, respectively.

(h) Goodwill and Intangible Assets

Goodwill and intangible assets have been recorded in accordance with fresh-start accounting as a result of the Company’s reorganization and also as a result of purchase accounting in connection with its merger with Horizon PCS. Identifiable intangibles consist of the Sprint affiliation agreements, the subscriber base at the time of the reorganization and merger and an FCC license for a small market in Ohio owned by Horizon Personal Communications, Inc. The intangible assets relating to the Sprint affiliation agreements are being amortized straight-line over the remaining life of the agreements. The subscriber base intangible assets are being amortized over the estimated life of the subscribers or approximately thirty months. The FCC license has an indefinite life and is not being amortized.

In conformity with SFAS No. 142, “Goodwill and Other Intangibles”, the Company does not amortize its indefinite life intangibles, which include goodwill and the FCC license in Ohio. Under SFAS No. 142, the Company is required to test these assets for impairment at least annually, or more frequently if indicators of impairment exist. The impairment test for indefinite life intangible assets uses a two-step approach, which is performed at the business unit level. Step one compares the fair value of the net assets of the reporting unit to its carrying value. Fair value is determined using a discounted cash flow model. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value. If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment. The Company performed its annual impairment test in the third quarter of 2006 and determined no impairment was necessary.

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

(k) Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Effective July 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The EITF guidance addresses accounting for arrangements that involve multiple revenue-generating activities. In applying this guidance, separate contracts with the same party, entered into at or near the same time, are presumed to be a bundled transaction. Prior to the adoption of EITF 00-21, the Company accounted for the sale of handsets and the subsequent service to the customer as a single unit of accounting because the wireless service provided by the Company is essential to the functionality of the customers’ handsets under the provisions of Staff Accounting Bulletin (“SAB”) No. 101. Accordingly, the Company deferred all activation fee revenue and its associated costs and amortized these revenues and costs over the average life of its customers, which is estimated to be 30 months. Under EITF 00-21, the Company is not required to consider whether customers can use their handsets without the wireless service provided to them. Because the Company meets the criteria stipulated in EITF 00-21, the adoption of EITF 00-21 requires the Company to account for the sale of the handset as a separate unit of accounting from the subsequent service to the customer. With the adoption of EITF 00-21, the Company now recognizes activation fee revenue generated from its retail stores as equipment revenue. In addition, the Company recognizes the portion of the activation fee costs related to the handsets sold in its retail stores. The Company has continued to apply the provisions of SAB No. 101 and defers and amortizes activation fee revenue and costs generated by subscribers outside its retail stores.

The Company recognizes service revenue from its customers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments, estimated uncollectible late payment fees and estimated uncollectible early cancellation fees.

Roaming revenue includes roaming revenue when Sprint PCS customers and customers of other PCS Affiliates of Sprint use the Company’s network, roaming revenue when non-Sprint PCS customers use the Company’s network, and reseller revenue. Roaming revenue is recorded based on a per minute charge for voice services and a per kilobyte charge for data services.

Equipment revenue, net of any rebates or discounts, includes the proceeds from sales of handsets and accessory sales sold through channels directly controlled by the Company. Handset sales are recorded net of an allowance for sales returns. The allowance is estimated based on Sprint PCS’s handset return policy that allows customers to return handsets for a full refund within 30 days of purchase. When handsets are returned, the Company may be able to resell the handsets to other customers at little additional cost. However, when handsets are returned to Sprint PCS for refurbishing, the Company is allocated a certain number of replacement refurbished phones which it can purchase at a reduced price. As mentioned above, from July 1, 2003, equipment revenue also includes an allocation of the activation fee revenue as part of revenue arrangements with multiple deliverables.

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

(l) Advertising Costs

The Company expenses advertising costs when the advertisement occurs. For the year ended December 31, 2006, the three months ended December 31, 2005, the year ended September 30, 2005, the period ended September 30, 2004 and the period ended July 1, 2004, advertising expense was $17.8 million, $4.1 million, $10.4 million, $2.4 million, and $5.0 million, respectively.

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

(n) Loss Per Share

Basic and diluted loss per share for the Successor Company are calculated by dividing the net loss available to common stockholders by the weighted average number of shares of common stock of the Company. Pursuant to the Company’s Plan of Reorganization, 8.6 million shares were distributed to its unsecured creditors on the effective date of July 1, 2004 and upon resolution of disputed claims the remaining 0.4 million shares held in reserve were distributed in the year ended September 30, 2005. The full nine million shares were used in the calculation of weighted average shares for both the year ended September 30, 2005 and the period ended September 30, 2004. The calculation was made in accordance with SFAS No. 128, “Earnings Per Share.” The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed exercise of stock options is antidilutive. Potential common shares excluded from the loss per share computations for the year ended December 31, 2006, the three months ended December 31, 2005, the year ended September 30, 2005 and the period ended September 30, 2004 were 650,603, 773,086, 837,784, and 575,500 common shares, respectively. Per share information is not presented for the Predecessor Company as it is not meaningful.

(o) Stock-Based Compensation

As further discussed in Note 12, effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment”, utilizing the modified prospective method. Under SFAS No. 123R, companies are required to record compensation expense for all share-based payment award transactions measured at fair value. Under the modified prospective method, SFAS No. 123R requires compensation cost to be recognized for 1) all share-based compensation expense arrangements granted after the adoption date and 2) all remaining unvested share-based compensation expense arrangements granted prior to the adoption date. Accordingly, prior periods have not been restated.

Prior to the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee and director stock options. Stock-based compensation expense is determined as the excess of the fair value of the Company’s common stock at date of grant over the exercise price.

If stock-based compensation expense for the stock option grants had been determined based on fair value at the grant date consistent with the requirements of SFAS No. 123, the Company’s net loss applicable to common stockholders and net loss per share would have been the pro forma amounts below:

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

(r) New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is still evaluating the impact of the implementation of SFAS No. 159 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to fair-value measurements that are already required or permitted by existing standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and nullifies the Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model. SFAS No. 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the implementation of SFAS No. 157 will have a material impact on its financial position, results of operations and cash flows.

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company does not anticipate that the implementation of FIN 48 will have a material impact on its financial position, results of operations and cash flows.

(3)   Merger with Horizon PCS, Inc.

On July 1, 2005, (the “Effective Date”) the Company completed its tax-free stock for stock merger transaction with Horizon PCS in which Horizon PCS merged with and into iPCS, Inc. with iPCS, Inc. as  the surviving corporation. Horizon PCS was a PCS Affiliate of Sprint whose territory included 40 markets in nine contiguous states. Based on covered population and the number of subscribers, the merger resulted in the Company being the second largest Sprint affiliate. In addition, the transaction almost doubled the size of the Company’s operations, thereby providing synergies in a number of operating and administrative areas. The transaction was accounted for under the purchase method and the results of Horizon PCS are included in these consolidated financial statements from the Effective Date.

The total purchase price of $230.8 million was calculated as follows: (in thousands except share and per share data).

Number of Horizon PCS’s shares of common stock outstanding	9,013,317
Exchange ratio	0.7725
Number of shares issued to Horizon PCS’s stockholders	6,962,760
Average price of iPCS’s common stock for the period five days prior to and through the five days after the March 17, 2005 date of the merger announcement	$31.07
Fair value of iPCS’s common shares issued	$216,361
Fair value of vested Horizon PCS’s stock options converted to options to purchase iPCS shares	4,341
Fair value of unvested Horizon PCS’s stock options converted to options to purchase iPCS shares	3,780
Transaction costs	6,325
Purchase price	$230,807

The fair value of the vested and unvested stock options was calculated using Black-Scholes using the following assumptions:

Risk free interest rate	2.2% to 3.6%
Volatility	29.9% to 85.1%
Dividend yield	0.0%
Expected life in months	1 to 27

The intrinsic value allocated to the unvested options was approximately $1.6 million and was recorded to deferred compensation.

The total purchase price of $230.8 million has been allocated to the net tangible and intangible assets acquired and liabilities assumed as follows:

Current assets	$65,615
Tangible noncurrent assets	75,008
Identifiable intangible assets	121,500
Goodwill	141,783
Current liabilities assumed	(34,187)
Long term liabilities assumed	(843)
Long-term debt assumed	(139,687)
Unearned compensation	1,618
$230,807

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

(a)           For the year ended September 30, 2004, Horizon PCS’s operations included the operations of its NTELOS markets in Virginia and West Virginia through June 15, 2004. Under an asset purchase agreement, Sprint PCS purchased Horizon PCS’s economic interest in these markets, including approximately 92,500 subscribers, for approximately $33.0 million. With the sale of these interests, Horizon PCS recorded a gain of approximately $42.1 million which is included in the pro forma net loss for the year ended September 30, 2004.

(4) Plan of Reorganization

On February 23, 2003, while the Company was a wholly owned unrestricted subsidiary of AirGate PCS, the Company filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia. The decision to file was based on a combination of factors, including weakness in the wireless telecommunications industry and the economy generally. In addition, the Company had experienced a decline in liquidity and cash flow, making it difficult to service its debt obligations. The Company believed actions taken by Sprint, including decreasing the roaming rate and imposing new and higher fees, were the primary reasons for the decline in its liquidity. Accordingly, in connection with the bankruptcy filing, the Company filed a complaint against Sprint Corporation and Sprint PCS alleging that Sprint PCS had breached its affiliation agreements with the Company. The Company continued to operate as a debtor-in-possession, which allowed the Company to use cash collateral and post-petition collections of receivables in accordance with a budget.

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

•       The formation of a wholly owned special purpose entity to issue $165.0 million of senior notes, the proceeds of which were held in escrow pending the effective date of the Company’s plan of reorganization. The net proceeds were used to pay off in full the balance outstanding under the

Company’s senior credit facility. The remaining net proceeds were used by the Company to satisfy all other secured claims, administrative, priority claims, and unsecured convenience claims, and for general corporate purposes.

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

As a result of the Company’s reorganization and application of fresh-start accounting, in the period ended July 1, 2004, the Company recognized income of approximately $132.0 million on the cancellation of debt and recorded income of approximately $79.9 million related to the revaluation of the Company’s assets and liabilities.

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

Reorganization Income (Expense)

The following items are included in reorganization income in the statements of operations for the period from October 1, 2003 through July 1, 2004 (in thousands):

Predecessor Company
For the period from October 1, 2003 through July 1, 2004
Fresh-start accounting adjustments	$79,901
Compensation expense related to the grant of stock and stock unit awards to the Chief Restructuring Officer	(2,568)
Professional fees and other costs related to the reorganization	(12,796)
Costs relating to the closing of stores and rejecting leases	(1,435)
Write off of debt financing costs on senior credit facility	(2,305)
$60,797

The fresh-start accounting adjustments represent the recording of intangible assets of $78.5 million, the write-down of property and equipment of $8.7 million, and other fair value adjustments of $10.1 million.

(5)          Sprint Agreements

Each of iPCS Wireless, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC has entered into a set of affiliation agreements with Sprint PCS. Under these agreements, which have been amended from time to time, Sprint PCS provides the Company significant support services such as customer service, billing, long distance transport services, national network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand name, national advertising, national distribution and product development.

The costs incurred by the Company for the support services provided by Sprint are determined on a per-average-monthly-subscriber rate and on a per-customer-addition rate. Pursuant to the Company’s affiliation agreements with Sprint PCS, the per-average-monthly-subscriber rate was set at $7.25 for 2004, $7.00 for 2005 and $6.75 for 2006 and the per-customer-addition rate was set at $23.00 in iPCS Wireless’s territory and $22.00 in the Horizon/Bright territory. The agreements also provide that, for each three-year period after December 31, 2006, these rates will be reset based on Sprint’s reasonable costs (see Note 19).

The Company derives substantial roaming revenue when wireless customers of Sprint PCS and other PCS Affiliates of Sprint use the Company’s PCS network and incurs expense to Sprint PCS and to other

PCS Affiliates of Sprint when the Company’s customers use the Sprint PCS network outside of the Company’s territories. The Company’s affiliation agreements with Sprint PCS set the reciprocal roaming rate with Sprint PCS through December 31, 2006 at $0.058 per minute for voice and 2G data, and $0.0020 per kilobyte for 3G data. Thereafter, the affiliation agreements provide that the reciprocal roaming rates are to be calculated based upon Sprint’s retail yield for the prior year (see Note 19). With respect to certain of the Company’s markets in western and eastern Pennsylvania, the Company receives the benefit of special reciprocal rate for voice and 2G data of $0.10 per minute. This special rate will terminate, with respect to each of these two sets of markets, on the earlier of December 31, 2011 or the first day of the calendar month which follows the first calendar quarter during which the Company achieves a subscriber penetration rate of at least 7% of the Company’s covered populations in those markets.

The Company’s affiliation agreements with Sprint PCS also provide the Company with protective rights to decline to implement certain future program requirement changes that Sprint PCS proposes that would adversely affect the Company’s business. The Company also has a right of first refusal to build out new coverage within the Company’s territory. If the Company does not exercise this right, then Sprint PCS may build out the new coverage, or may allow another PCS affiliate of Sprint PCS to do so, in which case Sprint PCS has the right to manage the new coverage.

Roaming expense is recorded in the cost of service and roaming and in the selling and marketing detail lines within the statement of operations. Cost of service and roaming transactions with Sprint PCS include the 8% affiliation fee, long distance, roaming expenses, billing support and customer care support. Cost of equipment relates to inventory sold by the Company that was purchased from Sprint PCS under the Company’s affiliation agreements with Sprint PCS. Selling and marketing transactions relate to subsidized costs on wireless handsets and commissions under Sprint PCS’s national distribution program.

For the year ended December 31, 2006, the three months ended December 31, 2005, the year ended September 30, 2005, the period from July 2, 2004 through September 30, 2004, and the period from October 1, 2003 through July 1, 2004, 97%, 98%, 97%, 97%, and 97%, respectively, of the Company’s revenue was derived from data provided by Sprint PCS. Of the Company’s cost of service and roaming, 68%, 67%, 69%, 68%, and 65% for the year ended December 31, 2006, the three months ended December 31, 2005, the year ended September 30, 2005, the period from July 2, 2004 through September 30, 2004 and the period from October 1, 2003 through July 1, 2004, respectively, was derived from data provided by Sprint. The Company reviews all charges from Sprint PCS and disputes certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint PCS can charge the Company for certain expenses under the terms of the Sprint affiliation agreements. The Company had no disputed charges with Sprint at December 31, 2006. At December 31, 2005, the Company had $0.1 million in disputed charges.

Amounts relating to the Sprint affiliation agreements are as follows (in thousands):

	Successor Company				Predecessor Company
	For the Year Ended December 31, 2006	For the Three Months Ended December 31, 2005	For the Year Ended September 30, 2005	For the Period from July 2, 2004 through September 30, 2004	For the Period from October 1, 2003 through July 1, 2004
Amounts included in the Consolidated Statements of Operations:
Service revenue	$316,513	$70,996	$189,177	$37,909	$107,097
Roaming revenue	$161,848	$36,071	$82,959	$15,829	$34,525
Cost of service and roaming:
Roaming	$109,182	$22,043	$52,019	$9,645	$22,932
Customer service	45,031	10,655	27,187	5,294	12,897
Affiliation fees	24,788	5,676	15,136	3,018	8,685
Long distance	12,678	3,163	7,912	1,465	5,946
Other	2,224	713	3,597	436	3,326
Total cost of service and roaming	$193,903	$42,250	$105,851	$19,858	$53,786
Cost of equipment	$41,707	$9,150	$27,260	$5,584	$12,801
Selling and marketing	$19,860	$6,028	$12,589	$2,393	$8,792
Cancellation of payable to Sprint	$—	$—	$—	$—	$11,026

	Successor Company
	December 31, 2006	December 31, 2005
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$40,724	$44,193
Inventories, net	4,291	3,583
Payable to Sprint	58,196	60,204

(6)          Property and Equipment

Property and equipment consists of the following at December 31, 2006 and 2005 (in thousands):

	Successor Company
	December 31, 2006	December 31, 2005
Network assets	$214,348	$182,898
Computer equipment	4,299	2,315
Furniture, fixtures and office equipment	7,117	5,743
Vehicles	294	396
Construction in progress	16,143	8,783
Total property and equipment	242,201	200,135
Less accumulated depreciation and amortization	(102,560)	(52,881)
Total property and equipment, net	$139,641	$147,254

The following is a summary of property and equipment under capital leases included in the accompanying consolidated balance sheets as follows (in thousands):

	Successor Company
	December 31, 2006	December 31, 2005
Network assets	$446	$340
Furniture, fixtures and office equipment	73	73
Less accumulated depreciation	(93)	(57)
Net	$426	$356

On July 1, 2004, as a result of our reorganization and in accordance with fresh-start accounting under SOP 90-7, we wrote down our property and equipment to their estimated fair values and recorded charges totaling $8.7 million to reorganization expense.

The Company’s decision to replace the Lucent equipment in its Michigan markets with Nortel equipment, and to replace the Motorola equipment in its legacy Horizon markets with Nortel equipment (see Note 15), resulted in accelerated depreciation due to the retirement of assets before the end of their estimated useful life. For the year ended December 31, 2006 and the year ended September 30, 2005, the Company recorded $1.4 million and $16.4 million, respectively, of accelerated depreciation for these replacement projects.

(7)          Goodwill and Intangible Assets

On July 1, 2004, as a result of our reorganization and in accordance with fresh-start accounting under SOP 90-7, we revalued our assets to their estimated fair values. With the implementation of fresh-start accounting, the Company recorded intangible assets of $19.8 million relating to the fair value of the customer base and $62.1 million relating to the fair value of the right to provide service under the Sprint affiliation agreements. The resolution of the remaining outstanding unsecured claims in June 2005 resulted in a decrease to the customer base and the right to provide service under the Sprint affiliation agreements of $0.8 million, and $2.6 million, respectively.

In connection with the merger with Horizon PCS (see Note 3), the Company allocated portions of the purchase price to identifiable intangible assets consisting of the right to provide service under the Sprint affiliation agreements, the acquired customer base, and an FCC license for a small market in Ohio. The amount allocated to the right to provide service under the Sprint affiliation agreements, the customer base and the FCC license was $67.0 million, $53.0 million, and $1.5 million, respectively. In addition, the excess of the purchase price over the fair value of the net assets acquired, including these identifiable intangible assets, which totaled $141.8 million was recorded as goodwill. Goodwill was adjusted for final purchase accounting in 2006 and is not deductible for income taxes.

Changes in the carrying value of goodwill are as follows (in thousands):

	Successor Company
	December 31, 2006	December 31, 2005
Goodwill, beginning of period	$146,391	$146,391
Adjustment to goodwill	(4,608)	—
Goodwill, end of period	$141,783	$146,391

The amortization expense for the year ended December 31, 2006, the three months ended December 31, 2005, the year ended September 30, 2005, the period ended September 30, 2004, was $38.0 million, $9.5 million, $18.1 million, and $3.1 million, respectively. There was no amortization expense for the period ended July 1, 2004. The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at December 31, 2006 and 2005 are as follows (in thousands):

	Successor Company
	December 31, 2006
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license	—	$1,500	$—	$1,500
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(17,868)	108,653
Customer base	30 months	71,956	(50,756)	21,200
	117 months	$199,977	$(68,624)	$131,353

	Successor Company
	December 31, 2005
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$1,500	$—	$1,500
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(8,692)	117,829
Customer base	30 months	71,956	(21,974)	49,982
	117 months	$199,977	(30,666)	$169,311

Aggregate amortization expense relative to intangible assets for the periods shown below will be as follows:

Year ended December 31,
2007	$30,376
2008	9,176
2009	9,176
2010	9,176
2011	9,176
Thereafter	62,773
Total	$129,853

(8)          Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following at December 31, 2006 and 2005 (in thousands):

	Successor Company
	December 31, 2006	December 31, 2005
Senior notes 11 1/2% $165 million due 2012	$165,000	$165,000
Senior notes 11 3/8% $125 million due 2012	125,000	125,000
Unamortized fair value adjustment for 11 3/8% senior notes	11,577	13,651
Capital lease obligations	492	397
Total long-term debt and capital lease obligations	302,069	304,048
Less: current maturities	(24)	(11)
Long-term debt and capital lease obligations, excluding current maturities	$302,045	$304,037

At December 31, 2006, future minimum capital lease payments are as follows (in thousands):

Year	Capital Lease Obligations
2007	$84
2008	86
2009	89
2010	92
2011	95
Thereafter	433
Total minimum payments	879
Less: amount representing interest	(387)
Present value of minimum payments	492
Less: current maturities	(24)
Capital lease obligations, excluding current maturities	$468

$165.0 Million 11 1/2% Senior Notes

On April 21, 2004, iPCS Escrow Holding Company and iPCS Escrow Company were formed as wholly owned subsidiaries of the Company. iPCS Escrow Holding Company was a wholly owned direct subsidiary of iPCS, Inc. iPCS Escrow Company was a wholly owned direct subsidiary of iPCS Escrow Holding Company and was not part of the bankruptcy estate of iPCS Inc. iPCS Escrow Company was a special purpose vehicle and was created solely to issue $165.0 million of senior notes.

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

However, the 11 1/2% senior notes are subordinated to all secured indebtedness of the Company to the extent of the assets securing such indebtedness, and to any indebtedness of subsidiaries of the Company that do not guarantee the 11 1/2% senior notes.

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

$125.0 Million 11 3/8% Senior Notes

In connection with the merger with Horizon PCS (see Note 3), iPCS, Inc. assumed the obligations for the $125.0 million of 11 3/8% senior notes previously issued by Horizon PCS as part of Horizon PCS’s plan of reorganization. The allocation of the purchase price resulted in an increase of the value of the 11 3/8% senior notes of approximately $14.7 million, which is recorded as long-term debt in the Consolidated Balance Sheets. This amount will be amortized over the remaining life of the senior notes as a reduction to interest expense. For the year ended December 31, 2006, the three months ended December 31, 2005 and the year ended September 30, 2005, the reduction to interest expense was approximately $2.1 million, $0.5 million, and $0.5 million, respectively. This amortization will not increase the principal amount due to the senior note holders or reduce the amount of interest owed to the senior note holders.

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

At December 31, 2006, the Company was in compliance with the indentures governing its 11 3/8% senior notes and its 11 1/2% senior notes.

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

Senior Discount Notes

On July 12, 2000, the Company issued 300,000 units consisting of $300.0 million 14% senior discount notes due July 15, 2010 (the “Notes”) and warrants to purchase 2,982,699 shares of common stock at an exercise price of $5.50 per share. The Notes were issued at a substantial discount such that the Company received gross proceeds of approximately $152.3 million. The Notes were a general unsecured obligation, subordinated in right of payment to all senior debt, including all obligations under the senior credit facility. On the effective date of the Company reorganization (see Note 4), the note holders’ unsecured claim was satisfied with the Company’s issuance of new common stock and the former note holders became the principal stock holders of the Company.

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

	Successor Company
	December 31, 2006		December 31, 2005
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Cash and cash equivalents(a)	$120,499	$120,499	$110,837	$110,837
Accounts receivable, net(a)	29,700	29,700	31,115	31,115
Receivable from Sprint(a)	40,724	40,724	44,193	44,193
Accounts payable(a)	7,387	7,387	6,751	6,751
Accrued expenses(a)	24,098	24,098	26,109	26,109
Payable to Sprint(a)	58,196	58,196	60,204	60,204
11 1/2% $165 million senior notes(b)	165,000	183,563	165,000	189,338
11 3/8% $125 million senior notes(b)	125,000	139,531	125,000	143,438

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

(10)         Income Taxes

The income tax (expense) benefit for the period differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 35% as set forth below:

	Successor Company				Predecessor Company
	For the Year Ended December 31, 2006	For the Three Months Ended December 31, 2005	For the Year Ended September 30, 2005	For the Period from July 2, 2004 through September 30, 2004	For the Period from October 1, 2003 through July 1, 2004
U.S. Federal statutory rate	35.00%	35.00%	35.00%	35.00%	35.00%
State income taxes, net of federal tax benefit	5.00	5.00	5.00	5.00	5.00
Nondeductible interest associated with senior discount notes	—	—	—	—	(2.25)
Other permanent nondeductible items	(0.12)	(0.08)	(0.06)	(0.07)	—
Change in valuation allowance for deferred tax assets	(39.88)	(39.92)	(39.94)	(39.93)	(37.75)
Effective tax rate	0.00%	0.00%	0.00%	0.00%	0.00%

The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Successor Company
	December 31, 2006	December 31, 2005
Deferred tax assets:
Accrued liabilities	$3,389	$3,378
Deferred transaction costs	357	357
Compensation expense	5,001	4,725
Net operating loss carryforwards	190,208	185,696
Allowance for bad debts	1,811	606
Other	14,221	13,567
Total gross deferred tax assets	214,987	208,329
Less valuation allowance	(171,992)	(153,031)
Deferred tax assets	42,995	55,298
Deferred tax liabilities—property, equipment and intangible assets	42,995	55,298
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the year ended December 31, 2006, the three months ended December 31, 2005, the year ended September 30, 2005, for the period ended September 30, 2004, and for the period ended July 1, 2004, as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is considered more likely than not that these benefits will not be realized due to the Company’s losses since inception.

An “ownership change” (as defined in Internal Revenue Code Section 382 (“Section 382”)) occurred on November 30, 2001, in connection with the merger with AirGate and occurred with respect to the Company’s stock issued under the plan of reorganization. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points in the shorter of any three-year period or the period beginning the day after the day of the last ownership change. Section 382 will limit the Company’s future ability to utilize any remaining net operating losses generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. The Company’s ability to utilize new net operating losses arising after the ownership change will not be affected. At December 31, 2006, the Company has net operating loss carryforwards for federal income tax purposes of approximately $475.5 million including approximately $197.3 million related to Horizon PCS’s net operating losses as of the date of acquisition which are available to offset future taxable income through 2025. The utilization of approximately $222.6 of such net operating loss carryforwards are limited as a result of the ownership change in connection with the plan of reorganization. The amount of this annual limitation is approximately $4.5 million. The net operating loss carryforwards of Horizon PCS as of the date of the acquisition totaling approximately $197.3 million are subject to two separate IRC Section 382 limitations, one as a result of Horizon PCS’s ownership change on October 1, 2004 (emergence from bankruptcy) and the second based on Horizon PCS’s merger with the Company. Net operating loss carryovers of approximately $189.0 million related to the first ownership change are limited to approximately $7.0 million per year. The remaining $8.0 million of pre-acquisition net operating losses increase the annual limitation to $10.0 million per year until such losses are utilized, after which the annual limitation decreases back to $7.0 million per year. Net operating loss carryforwards of approximately $55.6 million are unrestricted in their utilization. Benefits realized from preconfirmation net operating losses will first reduce intangible assets and then be reported as a direct addition to paid-in-capital and any future realization of the valuation allowance established at the date of the Company’s merger with Horizon PCS will first be utilized to reduce goodwill and intangible assets to zero and then will be utilized to reduce income tax expense.

(11)         Employee Benefits

The Company has established a 401(k) plan (the “Plan”) in which substantially all employees may participate. The Plan allows eligible employees to contribute up to 50% of their eligible compensation up to the maximum amount allowed by law and provides that the Company will make matching contributions of 100% up to 4% of an employee’s eligible compensation. In addition, the Company may make discretionary contributions to the Plan. In connection with the merger with Horizon PCS (see Note 3), the Company assumed the Horizon PCS’s 401(k) Plan (“Horizon PCS’s Plan”), and in September 2005, merged it into the Plan. The Horizon PCS Plan allowed eligible employees to contribute up to 15% of their eligible compensation up to the maximum amount allowed by law and provided that the Company will make matching contributions of 100% up to 3% of an employee’s compensation. Company contributions to the Plan and the Horizon PCS Plan were approximately $568,000, $155,000, $298,000 for the year ended December 31, 2006, the three months ended December 31, 2005 and the year ended September 30, 2005, respectively. Company contributions to the Plan were approximately $57,000 and $194,000 for the period ended September 30, 2004, and the period ended July 1, 2004, respectively.

(12)         Stock-Based Compensation

The Company has two long-term incentive plans. The iPCS 2004 long-term incentive plan, as amended (the “iPCS Plan”), was approved by the Company’s board of directors as provided by the

Company’s plan of reorganization.  The Horizon PCS 2004 stock incentive plan, as amended (the “Horizon Plan”), was assumed by the Company in its merger with Horizon PCS, Inc., effective July 1, 2005 (see Note 3). Both plans have been approved by the Company’s stockholders.

iPCS Plan.   Under the iPCS Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards and cash incentive awards. All of the stock options and restricted stock awarded to date under the iPCS Plan have a ten-year life with vesting on a quarterly basis over four years for employees, and over one year for directors. The iPCS Plan has been amended twice to increase the number of shares available for issuance thereunder. On May 5, 2005, the iPCS Plan was amended to increase the number of shares available for issuance by 250,000 shares, and on September 28, 2006, the iPCS Plan was amended to increase the number of shares available for issuance by 500,000 shares. In connection with the second amendment to the iPCS Plan, the Horizon Plan (discussed below) was amended to decrease the number of shares available for issuance thereunder by 211,227. Each of these amendments was approved by the Company’s stockholders. Giving effect to these amendments, the total number of shares that may be awarded under the iPCS Plan is 1.75 million shares of common stock, of which amount, 838,698 shares remain available for awards as of December 31, 2006.

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

Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment” utilizing the modified prospective method. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. Under the modified prospective method, SFAS No. 123R requires compensation cost to be recognized for 1) all share-based compensation expense arrangements granted after the adoption date and 2) all remaining unvested share-based compensation arrangements granted prior to the adoption date. Accordingly, prior periods have not been restated. The Company uses the Black-Scholes model to value its stock option grants; however, there have been no stock option grants from the date the Company adopted SFAS No. 123R through December 31, 2006.

Prior to October 1, 2005, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee and director stock options. The Company did not record any stock-based compensation expense for stock option awards prior to October 1, 2005, because all stock option awards were granted at fair market value.

The following is a summary of options activity under the Company’s long-term incentive plans:

	Number of Options	Weighted-Average Exercise Price
Options outstanding as of July 2, 2004	—	$—
Granted	575,500	11.34
Exercised	—	—
Forfeited	—	—
Options outstanding as of September 30, 2004	575,500	11.34
Granted	112,750	32.36
Converted in merger (see Note 3)	598,962	23.00
Exercised	(449,428)	21.22
Forfeited	—	—
Options outstanding as of September 30, 2005	837,784	17.20
Exercised	(20,070)	22.37
Forfeited	(44,628)	23.00
Options outstanding as of December 31, 2005	773,086	16.73
Exercised	(118,750)	22.93
Forfeited	(3,733)	23.00
Options outstanding as of December 31, 2006	650,603	$15.57

The following table shows stock-based compensation expense by type of share-based award for the year ended December 31, 2006, the three months ended December 31, 2005, the year ended September 30, 2005 and the period ended September 30, 2004 included in the consolidated statements of operations (in thousands):

	For the Year ended December 31, 2006	For the Three Months ended December 31, 2005	For the Year ended September 30, 2005	Period ended September 30, 2004
Restricted stock	$99	$27	$95	$22
Amortization of unearned compensation of stock option awards	359	221	529	—
Fair value expense of stock option awards	2,038	1,411	—	—
Modification of stock option awards	—	—	576	—
Total stock-based compensation	$2,496	$1,659	$1,200	$22

The following table shows the total remaining unrecognized compensation cost related to: restricted stock grants, unearned compensation of stock option awards, and fair value expense of stock option awards; as well as the weighted average remaining required service period over which such costs will be recognized:

	Total Remaining Unrecognized Compensation Cost (in millions)	Weighted Average Remaining Required Service Period (in years)
Restricted stock	$0.2	1.82
Unearned compensation of stock option awards	0.3	0.75
Fair value expense of stock option awards	2.7	1.46

Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	For the Year ended December 31, 2006	For the Three Months ended December 31, 2005	For the Year ended September 30, 2005	Period ended September 30, 2004
Cost of service and roaming	$123	$225	$63	$8
Sales and marketing	524	208	83	5
General and administrative	1,849	1,226	1,054	9
Total stock-based compensation	$2,496	$1,659	$1,200	$22

The following is a summary of options outstanding and exercisable at December 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$10.27	429,375	7.55	$10.27		254,059	7.55	$10.27
$19.00	47,000	7.65	19.00		28,250	7.65	19.00
$23.00-$25.60	121,087	7.84	23.79		60,346	7.84	23.73
$35.00-$40.50	53,141	8.55	36.62		38,922	8.54	35.20
	650,603	7.69	$15.57	$25,889	381,577	7.70	$15.59	$15,176

At December 31, 2006, the number of stock options vested or expected to vest was 641,952. For these stock options, the weighted average remaining contractual life in years, the weighted average exercise price and the aggregate intrinsic value was 6.99, $15.24 and $25.8 million.

The intrinsic value of stock options exercised in the year ended December 31, 2006, and the three months ended December 31, 2005 was $3.3 million and $0.3 million, respectively.

The following is a summary of restricted shares for the year ended December 31, 2006:

		Wtd Avg
	Shares	Fair Value
Restricted shares at January 1, 2006	13,256	$21.92
Granted	—	—
Vested	(4,662)	$21.38
Forfeited	(1,042)	18.90
Restricted shares at December 31, 2006	7,552	$22.67

In connection with the closing of the Company’s merger with Horizon PCS (see Note 3), four directors resigned from the Company’s board of directors. Effective with their resignation, the Company amended each of these director’s stock option award agreements to extend the termination date of these director’s options from 90 days to 210 days post-resignation. As a result of these amendments, the Company recorded additional stock-based compensation expense of approximately $0.6 million during the year ended September 30, 2005. The amount of the stock-based compensation expense was calculated using the intrinsic value method.

As part of the Company’s reorganization (see Note 4), the Company awarded 250,000 stock and stock unit awards to Mr. Yager. The related compensation expense of approximately $2.6 million for these stock unit awards was included in reorganization expense of the Predecessor Company during the period ended

July 1, 2004. Per the terms of this award agreement, Mr. Yager was allowed to surrender unit awards to the Company as payment for his withholding obligations. During the period ended September 30, 2004, Mr. Yager received 125,000 unit awards of the 250,000 unit awards granted to him. During the year ended September 30, 2005, Mr. Yager received approximately 79,000 unit awards of the remaining 125,000 unit awards not yet received and Mr. Yager surrendered approximately 46,000 unit awards as payment for his tax withholding obligations of approximately $1.6 million.

(13)         Related Party Transactions

At the request of the senior lenders and the majority holders of the senior discount notes, on January 27, 2003, the Company signed a restructuring management services agreement with YMS Management, L.L.C. to perform restructuring management services for the Company and to appoint a Chief Restructuring Officer (“CRO”). The Company appointed Timothy Yager as CRO at the time the agreement was signed. Under terms of this agreement, YMS received a weekly fee of $15,000, reimbursement of reasonable administrative expenses plus a success fee, as defined in the agreement. During the period ended July 1, 2004, the Company incurred expenses of $1.1 million, including a $0.5 million success fee for the Company’s successful emergence from bankruptcy. Management believes the terms and conditions of this transaction are comparable to those that could have been obtained in transactions with unrelated parties.

(14)         Tower Sales

On September 4, 2004, the Company signed an agreement with TCP Communications, LLC (“TCP”) whereby the Company agreed to sell up to 92 of its owned towers to TCP. The towers were priced individually and, after the sale, the Company leases space on the towers sold to TCP at rates and terms consistent with that of the Company’s other tower leases. During the year ended September 30, 2005 the Company sold 76 towers to TCP for proceeds totaling approximately $13.6 million.

On May 25, 2005, the Company signed an agreement with Global Tower, LLC (“Global Tower”), whereby the Company agreed to sell its remaining 16 owned towers to Global Tower. The towers were priced individually and, after the sale, the Company leases space on the towers sold to Global Tower at market rates and terms consistent with that of the Company’s other tower leases. During the year ended September 30, 2005, the Company sold 16 towers to Global Tower for proceeds totaling approximately $2.8 million. Because the cost basis of these towers sold to TCP and Global Tower was adjusted to fair value as part of fresh-start accounting, no gain or loss on the sales was recorded.

During the year ended December 31, 2006, the Company sold 4 towers acquired with the acquisition of Horizon PCS, Inc. (see Note 3) to Global Tower for proceeds of approximately $0.4 million. Because the cost basis of these towers was adjusted to fair value as part of purchase accounting, no gain or loss on the sales was recorded.

(15)         Commitments and Contingencies

(a)          Commitments

On December 29, 2006, the Company signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling $17.1 million in aggregate. The $17.1 million commitment consists of a non-cancelable purchase of $8.9 million of equipment and services and an option to purchase an additional $8.2 million of equipment and services. Prior to December 31, 2006 the Company submitted a non-cancelable purchase order for $8.9 million of equipment and services and, therefore has no further commitments under this letter of agreement. However, if the Company elects to exercise its option to purchase any additional equipment and services from Nortel Networks under this letter of agreement, then the Company is required to purchase the entire additional $8.2 million of equipment and services. In addition, if the Company elects to exercise this option after November 30, 2007, it will be required to pay an additional $1.0 million.

On December 31, 2005, the Company signed a letter of agreement with Nortel Networks to replace the Company’s Motorola equipment deployed in its Pennsylvania, New York, New Jersey and Maryland markets with Nortel equipment. Under the terms of the agreement, the Company was required to purchase equipment necessary to replace 425 existing base stations and related network infrastructure, plus various additional equipment to support future network footprint and capacity expansion, totaling approximately $16.5 million. On March 21, 2006, the Company amended the terms of this agreement accelerating payments for equipment totaling $4.0 million from 2007 to 2006. As of December 31, 2006, the Company had purchased $16.5 million of the required $16.5 million of equipment under this agreement. Accordingly, the Company is not required to purchase any additional equipment under this agreement.

(b)          Operating Leases

The Company is obligated under non-cancelable operating lease agreements for offices, stores, network operating space and cell sites. These leases typically provide for automatic renewal options and escalation terms that are either fixed or tied to the Consumer Price Index. At December 31, 2006, the future minimum annual lease payments under these agreements are as follows (in thousands):

December 31 ,
2007	$34,660
2008	34,038
2009	32,765
2010	24,770
2011	11,288
Thereafter	9,064
Total	$146,585

Rent expense was approximately $35.2 million, $8.2 million, $18.3 million, $3.2 million and $8.8 million, respectively, for the year ended December 31, 2006, the three months ended December 31, 2005, the year ended September 30, 2005, the period ended September 30, 2004, and the period ended July 1, 2004.

(c)           FCC Licenses

Sprint PCS holds the licenses necessary to provide wireless services in the Company’s territory. The Federal Communications Commission (“FCC”) requires that licensees like Sprint PCS maintain control of their licensed spectrums and not delegate control to third-party operators or managers without FCC consent and are subject to renewal and revocation by the FCC. Certain Sprint PCS wireless licenses in the Company’s territory are scheduled to expire in 2007. Sprint has filed renewal applications for those licenses expiring in April 2007 and the Company expects Sprint to file renewal applications for those licenses expiring in June 2007. The Company expects that all licenses will be renewed for additional ten-year terms. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint PCS or the Company to comply with these standards could result in the non-renewal of the Sprint PCS licenses for the Company’s territory. Additionally, if Sprint PCS does not demonstrate to the FCC that Sprint PCS has met the construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint PCS loses its licenses in the Company’s territory for any of these reasons, the Company would not be able to provide wireless services without obtaining rights to other licenses. If Sprint PCS loses its licenses in another territory, Sprint PCS or the applicable PCS Affiliate or Sprint would not be able to provide wireless services without obtaining rights to other licenses and the Company’s ability to offer nationwide calling plans would be dimished and potentially more costly.

(d)          Litigation

On July 15, 2005, iPCS Wireless, Inc., a wholly owned subsidiary of iPCS, Inc., filed a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois. On July 22, 2005, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, wholly owned subsidiaries of iPCS, Inc., filed a complaint against Sprint and Sprint PCS and Nextel Communications, Inc. in the Court of Chancery of the State of Delaware, New Castle County. The complaints allege, among other things, that Sprint’s conduct following the consummation of the merger between Sprint and Nextel, would breach its exclusivity obligations under the Company’s affiliation agreements, as amended. The Company sought, among other things, a temporary restraining order (a TRO), a preliminary injunction and a permanent injunction enjoining Sprint and those acting in concert with it from engaging in conduct that would violate the Company’s affiliation agreements with Sprint PCS.

On July 28, 2005, iPCS, Inc. and certain of its wholly owned subsidiaries entered into a Forbearance Agreement with Sprint relating to the complaints filed against Sprint. The Forbearance Agreement sets forth the Company’s agreement that it would not seek a TRO or a preliminary injunction against Sprint so long as Sprint operates subject to the limitations set forth in the Forbearance Agreement. Although the Forbearance Agreement expired on January 1, 2006 in the territory managed by iPCS Wireless and on August 4, 2006 in the territory managed by Horizon Personal Communications and Bright Personal Communications Services, Sprint committed to continue to abide by the terms of the Forbearance Agreement in the territory managed iPCS Wireless during the pendency of Sprint’s appeal of the Illinois court final order (discussed below).

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

The trial in the Illinois court was held for 25 days between early March and early July 2006. On August 14, 2006, the Illinois court issued its decision and on September 20, 2006 issued a final order effecting its decision. The final order provides that:

•       Within 180 days of the date of the final order, Sprint and those acting in concert with it must cease owning, operating, and managing the Nextel wireless network in iPCS Wireless’s territory.

•       Sprint shall continue to comply with all terms and conditions of the Forbearance Agreement.

On September 28, 2006, Sprint appealed the ruling of the Illinois trial court to the Appellate Court of Illinois, First Judicial District. In early October 2006, Sprint requested a stay of the Illinois trial court’s order pending appeal and an accelerated appeal. On October 13, 2006, the Illinois appellate court denied Sprint’s request for an accelerated appeal and ordered a stay of the Illinois trial court’s order pending appeal on the condition that (i) Sprint continue to comply with the Forbearance Agreement and (ii) Sprint comply with the September 7, 2006 order of the Delaware court. Accordingly, Sprint must comply with the Forbearance Agreement, as well as the order of the Delaware court, in iPCS Wireless’s territory pending a decision from the Illinois appellate court.

As of the date hereof, the parties are in the briefing stage of the appeal, after which the parties may be requested to present oral arguments before the appellate court. The Company expects a ruling from the appelate court as soon as later this year or early 2008.

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

(16)         Consolidating Financial Information

The 11 1/2% senior notes and the 11 3/8% senior notes are fully, unconditionally and joint and severally guaranteed by the Company’s domestic unrestricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, which are wholly owned subsidiaries of iPCS, Inc. The following consolidating financial information as of December 31, 2006 and 2005 and for the year ended December 31, 2006, the three months ended December 31, 2005, the year ended September 30, 2005, for the period from July 2, 2004 through  September 30, 2004 and for the period from October 1, 2003 through July 1, 2004 is presented for iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC (in thousands):

Condensed Consolidating Balance Sheet

As of December 31, 2006

(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$85,474	$—	$34,823	$202	$—	$120,499
Other current assets	139,294	73,621	38,200	94,771	72,499	(335,930)	82,455
Total current assets	139,294	159,095	38,200	129,594	72,701	(335,930)	202,954
Property and equipment, net	—	64,773	6,375	51,960	16,597	(64)	139,641
Intangible assets, net	—	49,259	—	166,609	57,268	—	273,136
Other noncurrent assets	4,790	1,756	—	4,079	715	—	11,340
Investment in subsidiaries	253,001	—	—	—	—	(253,001)	—
Total assets	$397,085	$274,883	$44,575	$352,242	$147,281	$(588,995)	$627,071
Current liabilities	$17,900	$232,247	$42	$127,688	$58,887	$(335,994)	$100,770
Long-term debt	165,000	468	—	104,400	32,177	—	302,045
Other long-term liabilities	—	4,088	—	5,402	581	—	10,071
Total liabilities	182,900	236,803	42	237,490	91,645	(335,994)	412,886
Stockholders’ equity (deficiency)	214,185	38,080	44,533	114,752	55,636	(253,001)	214,185
Total liabilities and stockholders’ equity (deficiency)	$397,085	$274,883	$44,575	$352,242	$147,281	$(588,995)	$627,071

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2006

(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$277,074	$4,339	$140,186	$75,162	$(4,339)	$492,422
Cost of revenues	—	(183,505)	—	(101,272)	(47,248)	4,339	(327,686)
Selling and marketing	—	(40,415)	—	(23,436)	(10,442)	—	(74,293)
General and administrative	(2,219)	(10,189)	(1)	(6,564)	(1,971)	—	(20,944)
Depreciation and amortization	—	(34,385)	(4,771)	(38,293)	(11,031)	—	(88,480)
Gain (loss) on disposal of property and equipment	—	(802)	509	(293)	(12)	24	(574)
Total operating expenses	(2,219)	(269,296)	(4,263)	(169,858)	(70,704)	4,363	(511,977)
Other, net	(19,873)	397	3,577	(7,729)	(2,856)	—	(26,484)
Loss in subsidiaries	(23,971)	—	—	—	—	23,971	—
Net income (loss)	$(46,063)	$8,175	$3,653	$(37,401)	$1,602	$23,995	$(46,039)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Operating activities	$—	$28,527	$(3,264)	$16,753	$5,265	$—	$47,281
Investing activities	—	(14,758)	3,264	(23,029)	(5,808)	—	(40,331)
Financing activities	—	2,712	—	—	—		2,712
Increase (decrease) in cash and cash equivalents	—	16,481	—	(6,276)	(543)	—	9,662
Cash and cash equivalents at beginning of period	—	68,993	—	41,099	745	—	110,837
Cash and cash equivalents at end of period	$—	85,474	$—	$34,823	$202	$—	$120,499

Condensed Consolidating Balance Sheet

As of December 31, 2005

(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$68,993	$—	$41,099	$745	$—	$110,837
Other current assets	143,586	48,917	26,945	54,199	38,202	(223,446)	88,403
Total current assets	143,586	117,910	26,945	95,298	38,947	(223,446)	199,240
Property and equipment, net	—	70,521	13,968	45,771	17,082	(88)	147,254
Intangible assets, net	—	60,946	—	190,043	64,713	—	315,702
Other non-current assets	5,688	1,194	—	3,153	982	—	11,017
Investment in subsidiaries	276,972	—	—	—	—	(276,972)	—
Total assets	$426,246	$250,571	$40,913	$334,265	$121,724	$(500,506)	$673,213
Current liabilities	$6,241	$217,039	$33	$69,184	$34,669	$(223,534)	$103,632
Long-term debt	165,000	386	—	105,985	32,666	—	304,037
Other long-term liabilities	—	3,242	—	6,943	354	—	10,539
Total liabilities	171,241	220,667	33	182,112	67,689	(223,534)	418,208
Stockholders’ equity (deficiency)	255,005	29,904	40,880	152,153	54,035	(276,972)	255,005
Total liabilities and stockholders’ equity (deficiency)	$426,246	$250,571	$40,913	$334,265	$121,724	$(500,506)	$673,213

Condensed Consolidating Statement of Operations

For the Three Months Ended December 31, 2005

(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$61,739	$1,321	$32,269	$15,544	$(1,321)	$109,552
Cost of revenues	—	(40,819)	—	(22,801)	(9,617)	1,321	(71,916)
Selling and marketing	—	(10,033)	—	(5,506)	(2,677)	—	(18,216)
General and administrative	(529)	(3,517)	—	(3,835)	(26)	—	(7,907)
Depreciation and amortization	—	(8,504)	(1,395)	(8,846)	(2,783)	—	(21,528)
Gain (loss) on disposal of property and equipment	—	(58)	(8)	(88)	(34)	6	(182)
Total operating expenses	(529)	(62,931)	(1,403)	(41,076)	(15,137)	1,327	(119,749)
Other, net	(4,968)	(60)	768	(2,005)	(724)	—	(6,989)
Loss in subsidiaries	(11,695)	—	—	—	—	11,695	—
Net income (loss)	$(17,192)	$(1,252)	$686	$(10,812)	$(317)	$11,701	$(17,186)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended December 31, 2005

(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Operating activities	$—	$(1,792)	$116	$19,572	$2,965	$—	$20,861
Investing activities	—	(5,467)	(116)	(578)	(2,410)	—	(8,571)
Financing activities	—	447	—	(7)	—	—	440
Increase (decrease) in cash and cash equivalents	—	(6,812)	—	18,987	555	—	12,730
Cash and cash equivalents at beginning of period	—	75,805	—	22,112	190	—	98,107
Cash and cash equivalents at end of period	$—	$68,993	$—	$41,099	$745	$—	$110,837

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2005

(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$232,759	$6,239	$31,209	$16,079	$(6,239)	$280,047
Cost of revenues	—	(154,024)	(938)	(22,126)	(9,465)	6,235	(180,318)
Selling and marketing	—	(36,845)	—	(5,182)	(2,397)	—	(44,424)
General and administrative	(986)	(9,006)	(1)	(2,696)	(500)	—	(13,189)
Depreciation and amortization	—	(52,105)	(5,595)	(10,423)	(3,703)	—	(71,826)
Gain (loss) on disposal of property and equipment	—	(162)	—	1	—	20	(141)
Total operating expenses	(986)	(252,142)	(6,534)	(40,426)	(16,065)	6,255	(309,898)
Other, net	(19,865)	(1,162)	2,611	(2,002)	(669)	—	(21,087)
Loss in subsidiaries	(30,103)	—	—	—	—	30,103	—
Net income (loss)	$(50,954)	$(20,545)	$2,316	$(11,219)	$(655)	$30,119	$(50,938)

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2005

(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Operating activities	$1,549	$14,972	$(493)	$(2,679)	$(465)	$15	$12,899
Investing activities	—	(6,073)	493	24,805	655	(15)	19,865
Financing activities	(1,549)	9,146	—	(14)	—	—	7,583
Increase in cash and cash equivalents	—	18,045	—	22,112	190	—	40,347
Cash and cash equivalents at beginning of period	—	57,760	—	—	—	—	57,760
Cash and cash equivalents at end of period	$—	$75,805	$—	$22,112	$190	$—	$98,107

Condensed Consolidating Statement of Operations

For the Period From July 2, 2004 through September 30, 2004

(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$55,382	$2,063	$(2,063)	$55,382
Cost of revenues	—	(35,961)	(772)	2,059	(34,674)
Selling and marketing	—	(8,001)	—	—	(8,001)
General and administrative	(145)	(1,569)	—	—	(1,714)
Depreciation and amortization	—	(10,478)	(1,363)	—	(11,841)
Loss on disposal of property and equipment	—	—	—	4	4
Total operating expenses	(145)	(56,009)	(2,135)	2,063	(56,226)
Other, net	(4,952)	(732)	552		(5,132)
Loss in subsidiaries	(879)	—		879	—
Net income (loss)	$(5,976)	$(1,359)	$480	$879	$(5,976)

Condensed Consolidating Statement of Cash Flows

For the Period From July 2, 2004 through September 30, 2004

(Successor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Operating activities	$(459)	$1,255	$1,649	$—	$2,445
Investing activities	—	(1,940)	(1,309)	—	(3,249)
Financing activities	459	(131,844)	(454)	—	(131,839)
Decrease in cash and cash equivalents	—	(132,529)	(114)	—	(132,643)
Cash and cash equivalents at beginning of period	—	190,289	114	—	190,403
Cash and cash equivalents at end of period	$—	$57,760	$—	$—	$57,760

Condensed Consolidating Statement of Operations

For the Period October 1, 2003 through July 1, 2004

(Predecessor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Total revenues	$—	$145,862	$5,582	$(5,582)	$145,862
Cost of revenues	—	(99,436)	(2,166)	5,571	(96,031)
Selling and marketing		(20,976)	—	—	(20,976)
General and administrative	(104)	(3,445)	(1)	—	(3,550)
Depreciation and amortization	—	(25,085)	(3,511)	—	(28,596)
Gain (loss) on disposal of property and equipment	—	(22)	(11)	20	(13)
Reorganization income	—	60,797	—	—	60,797
Total operating expenses	(104)	(88,167)	(5,689)	5,591	(88,369)
Cancellation of debt	—	131,956	—	—	131,956
Other, net	18,406	(26,243)	(2,035)	—	(9,872)
Loss in subsidiaries	161,266	—	—	(161,266)	—
Net income (loss)	$179,568	$163,408	$(2,142)	$(161,257)	$179,577

Condensed Consolidating Statement of Cash Flows

For the Period October 1, 2003 through July 1, 2004

(Predecessor Company)

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Eliminations	iPCS Consolidated
Operating activities	$(149,900)	$167,197	$1,595	$8	$18,900
Investing activities	—	(4,834)	(3,706)	(8)	(8,548)
Financing activities	149,900	9,758	2,739	—	162,397
Increase in cash and cash equivalents	—	172,121	628	—	172,749
Cash and cash equivalents at beginning of period	—	18,168	(514)	—	17,654
Cash and cash equivalents at end of period	$—	$190,289	$114	$—	$190,403

(17)         Valuation and Qualifying Accounts (in thousands):

	Beginning of Period	Acquired Reserves	Costs and Expenses	Other(a)	Write-Offs	Balance at End of Period
Successor Company:
For the Year ended December 31, 2006 Allowance for doubtful accounts	$3,650	$—	$10,893	$12,290	$(20,170)	$6,663
For the Three Months ended December 31, 2005 Allowance for doubtful accounts	$3,653	$—	$1,660	$2,862	$(4,525)	$3,650
For the Year ended September 30, 2005 Allowance for doubtful accounts	$1,217	$1,388	$2,139	$6,950	$(8,041)	$3,653
For the Period from July 2, 2004 through September 30, 2004 Allowance for doubtful accounts	$—	$—	$489	$1,273	$(545)	$1,217
Predecessor Company:
For the Period from October 1, 2003 through July 1, 2004 Allowance for doubtful accounts	$2,460	$—	$246	$1,545	$(4,251)	$—

(a)           Other consists of increases to the allowance for doubtful accounts recorded as a reduction of revenue. Other also included $1,809 to net the allowance for doubtful accounts against receivables as of the fresh-start date for the period from October 1, 2003 through July 1, 2004.

(18)         Quarterly Results of Operations (Unaudited)

	Quarter ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share data)
Net sales	$112,485	$120,373	$126,606	$132,957
Operating loss	(10,095)	(3,785)	(109)	(5,567)
Net loss	(17,000)	(10,374)	(6,683)	(11,982)
Basic and diluted net loss per share	(1.02)	(0.62)	(0.40)	(0.72)

	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net sales	$55,997	$55,454	$59,513	$109,083	$109,552
Operating loss	(2,887)	(9,825)	(7,962)	(9,177)	(10,197)
Net loss	(7,716)	(14,436)	(12,525)	(16,261)	(17,186)
Basic and diluted net loss per share	(0.83)	(1.56)	(1.35)	(0.99)	(1.03)

On July 1, 2005, iPCS completed a merger with Horizon PCS and the financial results of Horizon PCS are included in iPCS’s reported results from the date of acquisition. Accordingly, the results of iPCS before the merger are not comparable to the results after the merger.

(19)         Subsequent Events

In February 2007, Sprint notified the Company that the per average monthly cash cost per user rate (“CCPU”) would be $7.50 for 2007, $7.09 for 2008, and $6.81 for 2009, and the cost per gross customer addition (“CPGA”) rate would be $20.09 for 2007, $19.41 for 2008 and $18.58 for 2009. If the 2007 rates for CCPU and CPGA had been in effect in 2006, the Company would have incurred $4.7 million more in CCPU expense and $0.5 million less in CPGA expense. The Company strongly disagrees with Sprint’s proposed new rates, and pursuant to the terms of its affiliation agreements with Sprint, has elected to submit the determination of the new rates to binding arbitration and continue to obtain the support services from Sprint at the amounts to be determined by the arbitration panel. If the arbitration panel imposes rates different than the ones proposed by Sprint, then the rates imposed by the panel would be retroactively applied to January 1, 2007. However, in the meantime, as required by the services agreements, beginning on January 1, 2007, the Company began paying the rates proposed by Sprint.

In February 2007 Sprint notified the Company that effective January 1, 2007, the reciprocal roaming rates are $0.0403 per minute for voice and 2G data and $0.001 per kilobyte for 3G data. If these 2007 reciprocal roaming rates had been in effect for 2006, the Company’s roaming revenue from Sprint would have decreased by $42.4 million and the Company’s roaming expense payable to Sprint would have decreased $34.2 million, resulting in a net increase in the Company’s operating loss of $8.2 million. The Company strongly disagrees with Sprint’s proposed reciprocal roaming rates and intends to vigorously oppose them, including by submitting the matter to arbitration or litigation, if necessary. If the matter is submitted to an arbitration panel and the arbitration panel imposes rates different than the ones then in effect, the new rates would be retroactively applied to the appropriate period. However, in the meantime, the new rates went into effect on January 1, 2007.

On January 24, 2007, the Company awarded a total of 12,000 options and 3,000 shares of restricted stock at a fair value price of $52.60, which was the fair value on the grant date. Both the stock options and restricted shares vest quarterly over four years.

On March 7, 2007, the Company awarded a total of 197,050 options to directors, management and employees at an option price of $50.41, which was the fair value on the grant date. In addition, 52,700 shares of restricted stock were granted to management at  the same fair value price of $50.41. Other than options for directors, which vest quarterly over one year, all other options and restricted stock vest quarterly over four years.

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.23

Master Lease Agreement dated as of August 31, 2000 between iPCS Wireless, Inc. and Trinity Wireless Towers, Inc. (Incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K filed by iPCS, Inc. with the SEC on March 29, 2001) (SEC File No. 333-32064))

10.24

Master Tower Space Reservation and License Agreement dated as of July 20, 2002 by and between American Tower, L.P. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.25†

iPCS, Inc. Amended and Restated 2004 Long-Term Incentive Plan, (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on February 2, 2005) (SEC File No. 333-32064))

10.26†

Amended and Restated Employment Agreement, dated as of March 7, 2007, by and between Timothy M. Yager and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on March 13, 2007 (SEC File No. 000-51844))

10.27†

Amended and Restated Employment Agreement, dated as of March 7, 2007, by and between Stebbins B. Chandor, Jr. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on March 13, 2007 (SEC File No. 000-51844))

10.29†

Amended and Restated Employment Agreement, dated as of March 7, 2007, by and between Craig A. Kinley and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 99.4 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on March 13, 2007 (SEC File No. 000-51844))

10.30†

Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.17 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.31†

Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.32†

Form of Director Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.19 to the registration statement on Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004 (SEC File No. 333-117942))

10.33†

Timothy M. Yager’s Amended and Restated Stock Unit Agreement, dated as of January 27, 2005 (Incorporated by reference to Exhibit 99.3 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on February 2, 2005) (SEC File No. 333-32064))

10.34†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.21 to the registration statement on Form S-1 filed by iPCS, Inc. with the SEC on October 5, 2004 (SEC File No. 333-117944))
10.35

Agreement of Purchase and Sale, dated September 8, 2004, between iPCS Wireless, Inc. and TCP Communications LLC (Incorporated by reference to Exhibit 10.1 to the current report on the Form 8-K filed by iPCS, Inc. with the SEC on September 14, 2004) (SEC File No. 333-32064))

10.36†

Amended and Restated Employment Agreement by and between iPCS Wireless, Inc. and John J. Peterman, dated as of March 7, 2007 (Incorporated by reference to Exhibit 99.3 to the current report on the Form 8-K filed by iPCS, Inc. with the SEC on March 13, 2007 (SEC File No. 000-51844))

10.37†

Amended and Restated Employment Agreement by and between iPCS Wireless, Inc. and Edmund L. Quatmann, Jr. dated as of March 7, 2007 (Incorporated by reference to Exhibit 99.5 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on March 13, 2007 (SEC File No. 000-51844))

10.38†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Employing Stockholder version) (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on February 2, 2005 (SEC File No. 333-32064))

10.39†

Horizon PCS, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on September 28, 2006 (SEC File No. 000-51844))

10.40†

Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the Horizon PCS, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K filed by Horizon PCS, Inc. with the SEC on March 31, 2005 (SEC File No. 333-37516))

10.41†

Employment Agreement, dated as of August 5, 2005 by and between iPCS Wireless, Inc. and Alan G. Morse (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on August 11, 2005 (Sec File No. 333-32064)).

10.42†

Nonqualified Stock Option Agreement, dated as of October 21, 2004, by and between Horizon PCS, Inc. and Alan G. Morse (Incorporated by reference to Exhibit 10.11.1 to the annual report on Form 10-K filed by Horizon PCS, Inc. with the SEC on March 31, 2005 (SEC File No. 333-37516))

10.43

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

10.44*

Site Development Agreement, dated as of August 17, 1999, by and between Horizon Personal Communications, Inc. and SBA Towers, Inc. (Incorporated by reference to Exhibit 10.26 to the registration statement on Form S-4 filed by Horizon PCS with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.45*

Master Site Agreement, dated as of July 1999, by and between SBA Towers, Inc. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.27 to the registration statement on Form S-4 filed by Horizon PCS with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.46

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

10.47*

Master Design Build Agreement, dated as of August 17, 1999, by and between Horizon Personal Communications, Inc. and SBA Towers, Inc. (Incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.48*

Master Site Agreement, dated as of October 1, 1999, by and between SBA Towers, Inc. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.29 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.49*

Master Design Build Agreement, dated as of October 1, 1999, by and between Bright Personal Communications Services, LLC and SBA Towers, Inc. (Incorporated by reference to Exhibit 10.30 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on December 15, 2000 (SEC File No. 333-51238)).

10.50

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

10.52

Settlement Agreement, dated as of June 5, 2004, by and among Horizon Personal Communications, Inc., Horizon PCS, Inc., Virginia PCS Alliance, L.C. and West Virginia PCS Alliance, L.C. (Incorporated by reference to Exhibit 10.35 to the registration statement on Form S-4 filed by Horizon PCS, Inc. with the SEC on March 17, 2005 (SEC File No. 333-123383)).

10.53†

Letter Agreement, dated as of August 5, 2005, by and between iPCS Wireless, Inc. and Alan G. Morse regarding amendments to Mr. Morse’s stock option agreement (Incorporated by reference to Exhibit 99.3 to the current report on Form 8-K filed by iPCS, Inc. with the SEC on August 11, 2005 (SEC File No. 333-32064)).

10.54†

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