Form 10-Q
period 2007-03-31
iPCS, INC
filed 2007-05-10
CIK 1108727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

As of May  7, 2007, there were 16,998,352 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPCS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(Dollars in thousands, except share and per share amounts)

	March 31, 2007	December 3 1, 2006 (a)

Assets
Current Assets:
Cash and cash equivalents	$115,598	$120,499
Accounts receivable, net of allowance for doubtful accounts of $6,703 and $6,663, respectively	29,063	29,700
Receivable from Sprint (Note 3)	30,336	40,724
Inventories, net of reserves for excess/obsolescence of $189 and $243, respectively (Note 3)	5,359	4,291
Assets held for sale (Note 4)	1,800	-
Prepaid expenses	8,189	7,468
Other current assets	178	272
Total current assets	190,523	202,954
Property and equipment, net (Note 4)	132,794	139,641
Financing costs	7,368	7,724
Customer activation costs	3,862	3,252
Intangible assets, net of accumulated amortization of $76,218 and $68,624 respectively (Note 5)	123,759	131,353
Goodwill	141,783	141,783
Other assets	361	364
Total assets	$600,450	$627,071

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,328	$7,387
Accrued expenses	12,516	14,340
Payable to Sprint (Note 3)	50,570	58,196
Deferred revenue	11,139	11,065
Accrued interest	10,947	9,758
Current maturities of long-term debt and capital lease obligations (Note 6)	25	24
Total current liabilities	89,525	100,770
Customer activation fee revenue	3,862	3,252
Other long-term liabilities	6,869	6,819
Long-term debt and capital lease obligations, excluding current maturities (Note 6)	301,519	302,045
Total liabilities	401,775	412,886

Commitments and contingencies (Note 9)

Stockholders’ Equity (Deficiency):
Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 16,938,265 and 16,774,060 shares issued and outstanding, respectively	169	168
Additional paid-in-capital	337,788	334,156
Accumulated deficiency	(139,282)	(120,139)
Total stockholders’ equity	198,675	214,185
Total liabilities and stockholders’ equity	$600,450	$627,071

(a)             Derived from the Company’s audited financial statements as of December 31, 2006.

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Revenues:
Service revenue	$85,021	$75,406
Roaming revenue	32,961	33,627
Equipment and other	2,871	3,452
Total revenues	120,853	112,485
Operating Expenses:
Cost of service and roaming (exclusive of depreciation, as shown separately below)	(73,415)	(65,021)
Cost of equipment	(13,179)	(9,529)
Selling and marketing	(20,574)	(16,760)
General and administrative	(6,927)	(7,130)
Depreciation	(11,838)	(14,414)
Amortization of intangible assets (Note 5)	(7,594)	(9,489)
Loss on disposal of property and equipment	(59)	(237)
Total operating expenses	(133,586)	(122,580)
Operating loss	(12,733)	(10,095)
Interest income	1,543	1,183
Interest expense	(7,970)	(8,121)
Other income	17	33
Loss before (provision for) benefit from income taxes	(19,143)	(17,000)
(Provision for) benefit from income taxes	—	—
Net loss	$(19,143)	$(17,000)

Basic and diluted loss per share of common stock
Loss available to common stockholders	$(1.13)	$(1.02)

Weighted average common shares outstanding	16,873,857	16,687,039

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Cash Flows from Operating Activities:
Net loss	$(19,143)	$(17,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of property and equipment	59	237
Depreciation and amortization	19,432	23,903
Non-cash interest expense, net of amortization of debt fair value adjustment	(162)	(162)
Stock-based compensation expense	1,913	463
Provision for doubtful accounts	2,651	1,391
Changes in assets and liabilities:
Accounts receivable	(2,013)	2,282
Receivable from Sprint	10,389	8,044
Inventories, net	(1,068)	258
Prepaid expenses, other current and long term assets	(1,235)	(550)
Accounts payable, accrued expenses and other long term liabilities	(3,237)	894
Payable to Sprint	(7,626)	(9,421)
Deferred revenue	684	935
Net cash flows from operating activities	644	11,274
Cash Flows from Investing Activities:
Purchases of property and equipment	(7,262)	(8,382)
Proceeds from disposition of property and equipment	3	194
Net cash flows from investing activities	(7,259)	(8,188)
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	1,720	990
Payments on capital lease obligations	(6)	(3)
Net cash flows from financing activities	1,714	987
Net increase (decrease) in cash and cash equivalents	(4,901)	4,073
Cash and cash equivalents at beginning of period	120,499	110,837
Cash and cash equivalents at end of period	$115,598	$114,910

Supplemental disclosure of cash flow information- cash paid for interest	$7,109	$7,109
Supplemental disclosure for non-cash investing activities:
Capitalized interest	$196	$47
Accounts payable and accrued expenses incurred for the acquisition of property, equipment and construction in progress	1,631	638

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

On July 1, 2005, iPCS completed a merger with Horizon PCS, Inc. (“Horizon PCS”), another PCS Affiliate of Sprint, in which Horizon PCS merged with and into iPCS, Inc., with iPCS, Inc. as the surviving corporation. Through its two affiliation agreements with Sprint PCS, two wholly owned subsidiaries of Horizon PCS have the exclusive right to market and provide Sprint PCS products and services in 40 markets in Ohio, Indiana, Tennessee, Michigan, New York, New Jersey, Maryland, Pennsylvania, and West Virginia.

The unaudited consolidated balance sheet as of March 31, 2007 and December 31, 2006, the unaudited consolidated statements of operations for the three months ended March 31, 2007 and 2006, the unaudited consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2007 are not indicative of the results that may be expected for the full year 2007.

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

(2)  Summary of Significant Accounting Policies

Loss Per Share:

Basic and diluted loss per share for the Company are calculated by dividing the net loss by the weighted average number of shares of common stock of the Company. The calculation was made in accordance with SFAS No. 128, “Earnings Per Share.” The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed exercise of stock options is antidilutive. Potential common shares excluded from the loss per share computations for each of the three months ended March 31, 2007 and 2006 were 742,616 and 772,766, respectively.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is still evaluating the impact of the implementation of SFAS No. 159 on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement 157, Fair Value Measurements, which defines fair value, provides guidelines for measuring fair value and expands disclosure requirements.  Statement 157 does not require any new fair value measurement but applies to the accounting pronouncements that require or permit fair value measurement.  Statement 157 is effective for fiscal years beginning after November 15, 2007.  The Company does not anticipate that the implementation of Statement 157 will have a material impact on its financial position, results of operation, or cash flows.

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 on January 1, 2007 and it did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

The costs incurred by the Company for the support services provided by Sprint are determined on a per-average-monthly-subscriber rate and on a per-customer-addition rate. Pursuant to the Company’s affiliation agreements with Sprint PCS, the per-average-monthly-subscriber rate was set at $7.25 for 2004, $7.00 for 2005 and $6.75 for 2006 and the per-customer-addition rate was set at $23.00 in iPCS Wireless’s territory and $22.00 in the Horizon/Bright territory. The agreements also provide that, for each three-year period after December 31, 2006, these rates will be reset based on Sprint’s reasonable costs. In February 2007, Sprint notified the Company that the per average monthly cash cost per user rate (“CCPU”) would be $7.50 for 2007, $7.09 for 2008, and $6.81 for 2009, and the cost per gross customer addition (“CPGA”) rate would be $20.09 for 2007, $19.41 for 2008 and $18.58 for 2009. The Company strongly disagrees with Sprint’s new rates, and pursuant to the terms of its affiliation agreements with Sprint, has elected to submit the determination of the new rates to binding arbitration and continue to obtain the support services from Sprint at the amounts to be determined by the arbitration panel. If the arbitration panel imposes rates different than the ones proposed by Sprint, then the rates imposed by the panel would be retroactively applied to January 1, 2007. However, in the meantime, as required by the services agreements, beginning on January 1, 2007, the Company began paying the rates proposed by Sprint.

The Company derives substantial roaming revenue when wireless customers of Sprint PCS and other PCS Affiliates of Sprint use the Company’s PCS network and incurs expense to Sprint PCS and to other PCS Affiliates of Sprint when the Company’s customers use the Sprint PCS network outside of the Company’s territories. The Company’s affiliation agreements with Sprint PCS set the reciprocal roaming rate with Sprint PCS through December 31, 2006 at $0.058 per minute for voice and 2G data, and $0.0020 per kilobyte for 3G data. Thereafter, the affiliation agreements provide that the reciprocal roaming rates are to be calculated based upon Sprint’s retail yield for the prior year. With respect to certain of the Company’s markets in western and eastern Pennsylvania, the Company receives the benefit of a special reciprocal rate for voice and 2G data of $0.10 per minute. This special rate will terminate, with respect to each of these two sets of markets, on the earlier of December 31, 2011 or the first day of the calendar month which follows the first calendar quarter during which the Company achieves a subscriber penetration rate of at least 7% of the Company’s covered populations in those markets. In February 2007, Sprint notified the Company that effective January 1, 2007, the reciprocal roaming rates are $0.0403 per minute for voice and 2G data and $0.001 per kilobyte for 3G data. The Company strongly disagrees with Sprint’s reciprocal roaming rates and intends to vigorously oppose them, including by submitting the matter to arbitration or litigation, if necessary. If the matter is submitted to an arbitration panel and the arbitration panel imposes rates different than the ones then in effect, the new rates would be retroactively applied to the appropriate period. However, in the meantime, the new rates went into effect on January 1, 2007.

For the three months ended March 31, 2007 and 2006, approximately 98% and 97%, respectively, of the Company’s revenue was derived from data provided by Sprint.  For the three months ended March 31, 2007 and 2006, approximately 68% and 67%, respectively, of the Company’s cost of service and roaming was derived from data provided by Sprint.  The Company reviews all charges from Sprint and disputes certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint can charge the Company for certain expenses under the terms of the Sprint agreements.   The Company did not have any disputed charges at March 31, 2007 or December 31, 2006.

Amounts relating to the Sprint agreements for the three months ended  March 31, 2007 and 2006 are as follows (in thousands):

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Amounts included in the Consolidated Statements of Operations:
Service revenue	$85,021	$75,406
Roaming revenue	$32,961	$33,627
Cost of service and roaming:
Roaming	$24,204	$23,087
Customer service	13,764	10,679
Affiliation fees	6,701	6,052
Long distance	3,249	2,962
Other	1,756	1,024
Total cost of service and roaming	$49,674	$43,804
Cost of equipment	$13,179	$9,529
Selling and marketing	$5,433	$5,157

	March 31, 2007	December 31, 2006
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$30,336	$40,724
Inventories, net	5,359	4,291
Payable to Sprint	50,570	58,196

(4)  Property and Equipment

Property and equipment consists of the following at March 31, 2007 and 2006 (in thousands):

	March 31, 2007	December 31, 2006
Network assets	$218,076	$214,348
Computer equipment	4,455	4,299
Furniture, fixtures, and office equipment	7,154	7,117
Vehicles	1,958	294
Construction in progress	11,006	16,143
Total property and equipment	242,649	242,201
Less accumulated depreciation and amortization	(109,855)	(102,560)
Total property and equipment, net	$132,794	$139,641

On March 21, 2006, the Company amended the payment terms of the letter of agreement with Nortel Networks to replace the Motorola equipment deployed in the Company’s Pennsylvania, New York, New Jersey and Maryland markets with Nortel equipment. This amendment accelerated payments for equipment totaling $4.0 million from 2007 to 2006; thereby, reducing the original timeline to complete this project. Because of this amendment, the estimated remaining useful life of the Motorola equipment was shortened by approximately nine months, resulting in additional depreciation expense of approximately $2.1 million for the three months ended March 31, 2006.

The Company has engaged independent agents to sell the remaining Motorola equipment from the legacy Horizon markets on behalf of the Company. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, during the three months ended March 31, 2007, the Company reclassified $1.8 million from Property and equipment, net, to Assets held for sale for that portion of the Motorola equipment expected to be sold within the next twelve months.

(5)  Intangible Assets and Goodwill

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

In connection with the merger with Horizon PCS in 2005, the Company allocated portions of the Horizon PCS purchase price to identifiable intangible assets consisting of the right to provide service under the Sprint affiliation agreements, the acquired customer base, and an FCC license for a small market in Ohio. The amount allocated to each of these items was $67.0 million, $53.0 million, and $1.5 million, respectively. In addition, the excess of the purchase price over the fair value of the net assets acquired, including these identifiable intangible assets, which totaled $141.8 million, was recorded as goodwill. The goodwill is not deductible for income taxes.

The intangible assets relating to the customer base are being amortized over the estimated average life of a customer of 30 months. The intangible assets relating to the right to provide service under the Sprint affiliation agreements are being amortized over the remaining term of the respective agreements. The FCC license was determined to have an indefinite life as it is expected to be renewed with minimal effort and cost.

The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at March 31, 2007 and December 31, 2006 are as follows (in thousands):

	March 31, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$1,500	$—	$1,500
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(20,162)	106,359
Customer base	30 months	71,956	(56,056)	15,900
	117 months	$199,977	$(76,218)	$123,759

	December 31, 2006
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$1,500	$—	$1,500
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(17,868)	108,653
Customer base	30 months	71,956	(50,756)	21,200
	117 months	$199,977	$(68,624)	$131,353

The amortization expense for the three months ended March 31, 2007 and 2006 was $7.6 million and $9.5 million, respectively.  Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year Ended December 31
2007	$30,376
2008	9,176
2009	9,176
2010	9,176
2011	9,176
Thereafter	62,773
Total	$129,853

(6) Long-Term Debt

Long-term debt consists of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Senior notes 11-1/2% $165 million due 2012	$165,000	$165,000
Senior notes 11-3/8% $125 million due 2012	125,000	125,000
Unamortized fair value adjustment for 11-3/8% senior notes	11,059	11,577
Capital lease obligations	485	492
Total long-term debt and capital lease obligations	301,544	302,069
Less: current maturities	(25)	(24)
Long-term debt and capital lease obligations, excluding current maturities	$301,519	$302,045

In connection with the merger of Horizon PCS in 2005, the allocation of the purchase price resulted in an increase of the value of the 11-3/8% senior notes of approximately $14.7 million, which is recorded as long-term debt in the Consolidated Balance Sheets. This amount will be amortized over the remaining life of the 11-3/8% senior notes as a reduction to interest expense. For each of the three months ended March 31, 2007 and 2006, the reduction to interest expense was approximately $0.5 million. This amortization will not increase the principal amount due to the 11-3/8% senior note holders or reduce the amount of interest owed to the 11-3/8% senior note holders.

The indentures governing the $165.0 million in aggregate principal amount of 11-1/2% senior notes and the $125.0 million in aggregate principal amount of 11-3/8% senior notes contain covenants which restrict the Company’s ability to incur additional indebtedness, merge, pay dividends, dispose of its assets, and certain other matters as defined in the indentures. However, the senior notes are subordinated to all secured indebtedness of the Company to the extent of the assets securing such indebtedness, and to any indebtedness of subsidiaries of the Company that do not guarantee the senior notes. For the 11-1/2% senior notes, interest is payable semi-annually in arrears on May 1 and November 1 to the holders of record on the immediately preceding April 15 and October 15. For the 11-3/8% senior notes, interest is payable semi-annually in arrears on July 15 and January 15, to the holders of record on the immediately preceding July 1 and January 1.  As discussed further in Note 11, the Company closed on a new $475 million senior note offering in April 2007, and repurchased at a premium all of the $290.0 million of the Company’s then outstanding senior notes.

(7)  Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three months ended March 31, 2007 and 2006 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception.

(8)  Stock-Based Compensation

The Company has two long-term incentive plans currently in place.  The iPCS 2004 long-term incentive plan, as amended (the “iPCS Plan”), was approved by the Company’s board of directors as provided by the Company’s plan of reorganization. The Horizon PCS 2004 stock incentive plan, as amended (the “Horizon Plan”), was assumed by the Company in its merger with Horizon PCS in 2005.

iPCS Plan.  Under the iPCS Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards and cash incentive awards. All of the stock options and restricted stock awarded to date under the iPCS Plan have a ten-year life with vesting on a quarterly basis over four years for employees, and over one year for directors. The iPCS Plan has been amended twice to increase the number of shares available for issuance thereunder.  On May 5, 2005, the iPCS Plan was amended to increase the number of shares available for issuance by 250,000 shares, and on September 28, 2006, the iPCS Plan was amended to increase the number of shares available for issuance by 500,000 shares.  In connection with the second amendment to the iPCS Plan, the Horizon Plan (discussed below) was amended to decrease the number of shares available for issuance thereunder by 211,227.  Each of these amendments was approved by the Company’s stockholders.  Giving effect to these amendments, the total number of shares that may be awarded under the iPCS Plan is 1.75 million shares of common stock, of which amount, 582,879 shares remain available for awards as of March 31, 2007.

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

During the three months ended March 31, 2007, the Company awarded 209,050 stock options to management and the board of directors at exercise prices of $50.41 and $52.60, which were the closing prices on the date of grants.  The fair value of each grant is estimated at the grant date using the Black Scholes option pricing method.  There were no grants awarded during the three months ended March 31, 2006.  The table below outlines the assumptions used for the options granted during the three months ended March 31, 2007:

	For the Three Months Ended March 31, 2007
	Range	Weighted Average
Risk free interest rate	4.45% to 4.81%	4.47%
Volatility		38.00%
Dividend yield		0.00%
Expected life in years		5.92
Fair value price		$22.33

Effective January 24, 2007, Alan Morse ceased to be the Company’s Chief Operating Officer.  As a result of his separation, Mr. Morse received one additional year of vesting of his options.  With this agreement, the modification of his option awards resulted in a new measurement date.  The fair value of the options prior to the modification was zero. The fair value of the options subsequent to the modification resulted in an additional $0.6 million of stock-based compensation expense recorded in the three months ended March 31, 2007.  The table below outlines the weighted average assumptions used for the options modified:

For Three Months Ended March 31, 2007

Risk free interest rate	5.13%
Volatility	38.00%
Dividend yield	0.00%
Expected life in years	0.25
Fair value price	$25.99

The following table shows stock-based compensation expense by type of share-based award for the three months ended March 31, 2007 and 2006 included in the consolidated statements of operations (in thousands):

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Restricted stock	$201	$25
Amortization of unearned compensation of stock option awards	207	91
Fair value expense of stock option awards	1,505	347
Total stock-based compensation	$1,913	$463

The following table shows the total remaining unrecognized compensation cost related to: restricted stock grants, unearned compensation of stock option awards, and fair value expense of stock option awards; as well as the weighted average remaining required service period over which such costs will be recognized:

	Total Remaining Unrecognized Compensation Cost (in millions)	Weighted Average Remaining Required Service Period (in years)
Restricted stock	$2.8	3.64
Unearned compensation of stock option awards	0.1	0.50
Fair value expense of stock option awards	5.7	3.06

Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Cost of service and roaming	$88	$32
Sales and marketing	147	69
General and administrative	1,678	362
Total stock-based compensation	$1,913	$463

A summary of activity related to the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2006	650,603	$15.57
Granted	209,050	50.54
Exercised	(108,505)	(15.85)
Forfeited	(8,532)	(40.50)
Outstanding at March 31, 2007	742,616	$25.08	7.82	$18,076
Exercisable at March 31, 2007	361,131	$18.18	6.96	$11,158

A summary of activity related to the Companys’ restricted shares is as follows:

	Shares	Weighted Average Fair Value Price
Restricted shares at December 31, 2006	7,552	$22.67
Granted	55,700	50.53
Vested	(4,644)	(43.23)
Restricted shares at March 31, 2007	58,608	$47.52

(9)  Commitments and Contingencies

(a) Commitments

On December 29, 2006, the Company signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling $17.1 million in aggregate. The $17.1 million commitment consists of a non-cancelable purchase of $8.9 million of equipment and services and an option to purchase an additional $8.2 million of equipment and services.  As of December 31, 2006, the Company has submitted a non-cancelable purchase order for the $8.9 million, and therefore has no further commitment under this letter of agreement. However, if the Company elects to exercise its option to purchase any additional equipment and services from Nortel Networks under this letter of agreement, the Company will be required to purchase the entire additional $8.2 million of equipment and services.  In addition, if the Company elects to exercise this option after November 30, 2007, the Company will be required to pay an additional $1.0 million. As of March 31, 2007, the Company has paid $4.1 million of the $8.9 million commitment and has received equipment totaling $2.2 million.

(b) Litigation

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

As of the date hereof, the parties have completed the briefing stage of the appeal and are awaiting the scheduling of oral arguments followed by a decision.  The Company expects a decision from the appelate court as soon as later this year or early 2008.

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

(c)             FCC Licenses

Sprint PCS holds the licenses necessary to provide wireless services in the Company’s territory. The Federal Communications Commission (“FCC”) requires that licensees like Sprint PCS maintain control of their licensed spectrums and not delegate control to third-party operators or managers without FCC consent and are subject to renewal and revocation by the FCC. Certain Sprint PCS wireless licenses in the Company’s territory are scheduled to expire in April and June 2007.  Sprint has renewed licenses expiring in April 2007 and has filed renewal applications for those licenses expiring in June 2007. All licenses that were scheduled to expire in April 2007 were renewed for additional ten-year terms, except that one such license was renewed for an additional eight years. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint PCS or the Company to comply with these standards could result in the non-renewal of the Sprint PCS licenses for the Company’s territory. Additionally, if Sprint PCS does not demonstrate to the FCC that Sprint PCS has met the construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint PCS loses its licenses in the Company’s territory for any of these reasons, the Company would not be able to provide wireless services without obtaining rights to other licenses. If Sprint PCS loses its licenses in another territory, Sprint PCS or the applicable PCS Affiliate or Sprint would not be able to provide wireless services without obtaining rights to other licenses and the Company’s ability to offer nationwide calling plans would be dimished and potentially more costly.

(10) Consolidating Financial Information

The 11-1/2 % senior notes and the 11-3/8 % senior notes are fully, unconditionally and joint and severally guaranteed by the Company’s domestic restricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, which are wholly owned subsidiaries of iPCS, Inc. The following consolidating financial information as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 is presented for iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC (in thousands):

iPCS, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
as of March 31, 2007

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$85,258	$—	$29,891	$449	$—	$115,598
Other current assets	142,601	71,502	41,497	102,673	81,345	(364,693)	74,925
Total current assets	142,601	156,760	41,497	132,564	81,794	(364,693)	190,523
Property and equipment, net	—	63,703	4,607	47,580	16,962	(58)	132,794
Goodwill and intangible assets, net	—	48,233	—	161,595	55,714	—	265,542
Other non-current assets	4,565	1,955	—	4,390	681	—	11,591
Investment in subsidiaries	239,370	—	—	—	—	(239,370)	—
Total assets	$386,536	$270,651	$46,104	$346,129	$155,151	$(604,121)	$600,450
Current liabilities	$22,861	$232,161	$25	$131,772	$67,457	$(364,751)	$89,525
Long-term debt	165,000	461	—	104,004	32,054	—	301,519
Other long-term liabilities	—	4,460	—	5,669	602	—	10,731
Total liabilities	187,861	237,082	25	241,445	100,113	(364,751)	401,775
Stockholders’ equity (deficiency)	198,675	33,569	46,079	104,684	55,038	(239,370)	198,675
Total liabilities and stockholders’ equity (deficiency)	$386,536	$270,651	$46,104	$346,129	$155,151	$(604,121)	$600,450

iPCS, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
as of December 31, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$85,474	$—	$34,823	$202	$—	$120,499
Other current assets	139,294	73,621	38,200	94,771	72,499	(335,930)	82,455
Total current assets	139,294	159,095	38,200	129,594	72,701	(335,930)	202,954
Property and equipment, net	—	64,773	6,375	51,960	16,597	(64)	139,641
Intangible assets, net	—	49,259	—	166,609	57,268	—	273,136
Other non-current assets	4,790	1,756	—	4,079	715	—	11,340
Investment in subsidiaries	253,001	—	—	—	—	(253,001)	—
Total assets	$397,085	$274,883	$44,575	$352,242	$147,281	$(588,995)	$627,071
Current liabilities	$17,900	$232,247	$42	$127,688	$58,887	$(335,994)	$100,770
Long-term debt	165,000	468	—	104,400	32,177	—	302,045
Other long-term liabilities	—	4,088	—	5,402	581	—	10,071
Total liabilities	182,900	236,803	42	237,490	91,645	(335,994)	412,886
Stockholders’ equity (deficiency)	214,185	38,080	44,533	114,752	55,636	(253,001)	214,185
Total liabilities and stockholders’ equity (deficiency)	$397,085	$274,883	$44,575	$352,242	$147,281	$(588,995)	$627,071

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2007

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$65,511	$686	$35,981	$19,361	$(686)	$120,853
Cost of revenues	—	(47,429)	—	(27,116)	(12,735)	686	(86,594)
Selling and marketing	—	(11,005)	—	(6,665)	(2,904)	—	(20,574)
General and administrative	(549)	(4,071)	(1)	(1,543)	(763)	—	(6,927)
Depreciation and amortization	—	(7,013)	(851)	(8,694)	(2,874)	—	(19,432)
Gain (loss) on disposal of property and equipment	—	(711)	680	(33)	(1)	6	(59)
Total operating expenses	(549)	(70,229)	(172)	(44,051)	(19,277)	692	(133,586)
Other, net	(4,968)	206	1,032	(1,998)	(682)	—	(6,410)
Loss in subsidiaries	(13,632)	—	—	—	—	13,632	—
Net income (loss)	$(19,149)	$(4,512)	$1,546	$(10,068)	$(598)	$13,638	$(19,143)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$63,735	$1,279	$31,974	$16,776	$(1,279)	$112,485
Cost of revenues	—	(42,741)	—	(22,685)	(10,403)	1,279	(74,550)
Selling and marketing	—	(8,834)	—	(5,260)	(2,666)	—	(16,760)
General and administrative	(554)	(3,729)	(1)	(2,673)	(173)	—	(7,130)
Depreciation and amortization	—	(8,672)	(1,395)	(11,012)	(2,824)	—	(23,903)
Gain (loss) on disposal of property and equipment	—	(205)	17	(55)	—	6	(237)
Total operating expenses	(554)	(64,181)	(1,379)	(41,685)	(16,066)	1,285	(122,580)
Other, net	(4,968)	33	794	(2,037)	(727)	—	(6,905)
Loss in subsidiaries	(11,484)	—	—	—	—	11,484	—
Net income (loss)	$(17,006)	$(413)	$694	$(11,748)	$(17)	$11,490	$(17,000)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Operating activities	$—	$4,755	$(1,596)	$(3,372)	$857	$—	$644
Investing activities	—	(6,685)	1,596	(1,560)	(610)		(7,259)
Financing activities	—	1,714	—	—	—	—	1,714
Increase (decrease) in cash and cash equivalents	—	(216)	—	(4,932)	247	—	(4,901)
Cash and cash equivalents at beginning of period	—	85,474	—	34,823	202	—	120,499
Cash and cash equivalents at end of period	$—	$85,258	$—	$29,891	$449	$—	$115,598

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Operating activities	$	$10,355	$150	$326	$443	$—	$11,274
Investing activities	—	(3,360)	(150)	(3,961)	(717)	—	(8,188)
Financing activities		987	—	—	—	—	987
Increase in cash or cash equivalents	—	7,982	—	(3,635)	(274)	—	4,073
Cash and cash equivalents at beginning of period	—	68,993	—	41,099	745	—	110,837
Cash and cash equivalents at end of period	$—	$76,975	$—	$37,464	$471	$—	$114,910

(11) Subsequent Events

On April 23, 2007, the Company closed its offering of $475 million in aggregate principal amount of senior secured  notes, consisting of $300 million in aggregate principal amount of First Lien Senior Secured Floating Rate Notes (“First Lien Notes”) due 2013 and $175 million in aggregate principal amount of Second Lien Senior Secured Floating Rate Notes (“Second Lien Notes” and together with the First Lien Notes, the “Secured Notes”) due 2014 in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Secured Notes are senior secured obligations of the Company and are unconditionally guaranteed on a senior secured basis by all the Company’s existing and future domestic restricted subsidiaries.

Interest on the First Lien Notes will accrue at an annual rate equal to three-month LIBOR plus 2.125% and will be payable quarterly in cash in arrears on February 1, May 1, August 1, November 1 of each year, commencing on August 1, 2007.  Interest on the Second Lien Notes will accrue at an annual rate equal to three-month LIBOR plus 3.25% and will be payable quarterly in arrears on February 1, May 1, August 1, November 1 of each year, commencing on August 1, 2007.  Following the first interest payment on August 1, 2007, the Company may elect  to pay interest on the Second Lien Notes entirely in cash or entirely by increasing the principal amount of the Second Lien Notes (“PIK Interest”).  PIK Interest on the Second Lien Notes will accrue at an annual rate equal to three-month LIBOR plus 4.0%.

The Company used a portion of the proceeds of the Secured Notes offering to repurchase all of its outstanding 11 ½% notes and 11 3/8% notes (see Note 6), as well as to pay the related fees and expenses of the offering.  In connection with Secured Notes offering, the Company will record additional expenses in the three months ended June 30, 2007, of approximately $34.2 million related to the tender offer premium and consent payments,  $7.4 million of additional interest expense to write off the remaining applicable deferred financing costs for the old notes and a reduction to interest expense of approximately $10.9 million to write off the remaining outstanding unamortized balance of the purchase price fair value allocation to the 11 3/8% notes recorded in July 2005 related to the Horizon PCS merger (see Note 6).

The Company also intends to use the remaining net proceeds from the Secured Notes offering, together with approximately $58.0 million of its available cash, to pay a special cash dividend to common stockholders. On April 26, 2007, the Board of Directors of the Company declared a special cash dividend of $11.00 per share, or approximately $187.0 million in the aggregate, payable to all holders of record of the Company’s common stock on May 8, 2007.  The dividend will be paid on May 16, 2007.

On May 2, 2007, the Compensation Committee of the Board of Directors of the Company approved a resolution such that each stock option (collectively, the “Options”) that is outstanding under the iPCS Plan and the Horizon Plan  (see Note 8), on the trading day immediately preceding the trading day designated by The Nasdaq Stock Market as the ex-dividend date (the “Adjustment Date”) shall be adjusted as follows effective as of the opening of business on the ex-dividend date:

•                  The number of shares of stock then subject to each Option shall be adjusted by dividing the number of shares of stock then subject to the Option by the Adjustment Factor; and

•                  The exercise price of each Option shall be adjusted by multiplying the exercise price by the Adjustment Factor.

The “Adjustment Factor” was 0.78282 and is equal to one minus the percentage reduction in the closing sale price of a share of stock on the Adjustment Date reported by the Nasdaq Stock Market at the regular hours closing price (“Closing Price”) as compared to the Closing Price of a share of stock on the Adjustment Date minus $11.00.  In addition, on the Ex-Dividend Date, the Adjustment Factor will also be applied to the number of shares under the iPCS Plan and the Horizon Plan reserved for issuance; thereby increasing the number of shares available to issue by such Adjustment Factor.  With these modifications, the Company will record additional stock-based compensation expense of approximately $6.7 million, of which approximately $3.2 million will be recorded as of the date of modification and the remainder will be recognized over the remaining vesting period for the options.

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

•                     the impact and final outcome of our litigation and arbitration against Sprint, Nextel and Sprint PCS, as well as the impact and outcome of the other litigation involving Sprint, Sprint PCS and another PCS Affiliate of Sprint;

•                     changes in Sprint’s affiliation strategy as a result of the Sprint/Nextel merger and Sprint’s acquisitions of other PCS Affiliates of Sprint;

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

•                     our failure to maintain effective internal controls to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of internal control over financial reporting;

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). We are still evaluating the impact of the implementation of SFAS No. 159 on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement 157, Fair Value Measurements, which defines fair value, provides guidelines for measuring fair value and expands disclosure requirements.  Statement 157 does not require any new fair value measurement but applies to the accounting pronouncements that require or permit fair value measurement.  Statement 157 is effective for fiscal years beginning after November 15, 2007. We do not anticipate that the implementation of Statement 157 will have a material impact on our financial position, results of operation, or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. We adopted FIN 48 on January 1, 2007 and it did not have a material impact on our financial position, results of operations and cash flows.

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

•                     Covered population represents the number of residents covered by our portion of the wireless network of Sprint. The number of residents covered by our network does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

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

Business Overview

As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in 80 markets including markets in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. The territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our PCS network is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, co-branded dealers, major national retailers and local third party distributors. As of March 31, 2007, our licensed territory had a total population of approximately 15.0 million residents, of which our wireless network covered approximately 11.4 million residents, and we had approximately 590,900 subscribers.

We recognize revenues from the provision of wireless telecommunications services to our subscribers, proceeds from the sale of handsets and accessories through channels controlled by us and roaming fees. Sprint PCS retains 8% of all service revenue collected from our subscribers (not including product sales or roaming charges billed to our subscribers) and 8% of all fees collected from other wireless service providers when their subscribers roam onto our network. We report the amount retained by Sprint PCS as an operating expense. In addition, Sprint PCS bills our subscribers for taxes, handset insurance and Universal Service Fund charges which we do not record. Sprint PCS collects these amounts from the subscribers and remits them to the appropriate entity.

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

Sprint’s merger with Nextel, which closed in August, 2005, has thrust our relationship with Sprint into a state of uncertainty, the resolution of which may have a material adverse effect on our business. As discussed in “—Commitments and Contingencies” below, Sprint’s merger with Nextel has been the subject of two separate lawsuits that we filed against Sprint in July 2005. Although we have received final orders in both lawsuits, Sprint has appealed the Illinois order.

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

Effective January 1, 2007, Sprint increased its rates for certain back-office services Sprint provides to us.  We strongly disagree with these rates and have submitted the matter to arbitration.  Likewise, Sprint also decreased the reciprocal roaming rates we receive for voice and data when subscribers of Sprint PCS and other PCS Affiliates of Sprint roam onto our network.  We strongly disagree with Sprint’s new roaming rates and plan to vigorously oppose them, including by submitting the matter to arbitration or litigation if necessary. See discussion below regarding both these rate issues with Sprint in “—Commitments and Contingencies.”

 Consolidated Results of Operations

Summary

For the three months ended March 31, 2007 and 2006, our net loss was $19.1 million and $17.0 million, respectively.  The higher net loss for the three months ended March 31, 2007 was due primarily to higher subscriber acquisition costs and a 49% lower roaming margin from Sprint.  The higher subscriber acquisition costs of approximately $7.0 million reflected the substantial increase in gross additions for the quarter, growing from 57,400 for the three months ended March 31, 2006 to 75,700 for the three months ended March 31, 2007.  The lower roaming margin was due to the lower reciprocal roaming rates with Sprint and a $4.5 million increase in 3G roaming data expense paid to Sprint.  The increase in data expense was the result of higher kilobyte usage by our subscribers despite the lower reciprocal rate.  These increased costs were partially offset with lower depreciation and amortization costs.

 Presented below is more detailed comparative data and discussion regarding our consolidated results of operations for the three months ended March 31, 2007 versus the three months ended March 31, 2006.

For the Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006

Results of operations for any period less than one year are not necessarily indicative of results of operations for a full year.

Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics that we use for the relevant time periods:

	As of and For the Three Months Ended March 31, 2007	As of and For the Three Months Ended March 31, 2006
Total Subscribers	590,900	508,300
Net Subscriber Additions	29,700	13,000
Churn	2.3%	2.6%
ARPU	$49.30	$50.10
CPGA	$371	$369

Net Subscriber Additions.     Net subscriber additions increased by 16,700, or 129%, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. In 2007, strong handset promotions, an increased number of net ported-in subscribers from other wireless carriers, and an increase of 29 exclusive co-branded dealer locations helped to drive new subscriber growth while the effectiveness of family add-a-phone plans helped to reduce churn, both of which contributed to the increase in net subscriber additions in the three months ended March 31, 2007 compared to the same period in 2006.

Churn.     Churn for the three months ended March 31, 2007 of 2.3% decreased from 2.6% for the three months ended March 31, 2006 due to improvements in both voluntary churn and churn from credit-related deactivations. At March 31, 2007 approximately 90% of our subscribers were under contract compared to 88% at March 31, 2006.

Average Revenue Per User.     ARPU for the three months ended March 31, 2007 compared to the same three months in 2006 decreased by $0.80.  We continue to experience decreasing voice revenue offset by increasing data revenue. Average monthly voice revenue per subscriber decreased 6% from $42.51 in the three months ended March 31, 2006 compared to $40.10 in the three months ended March 31, 2007 which can be partially attributed to the continued growth of the family add-a-phone plans.  While these customers are not as likely to switch to another wireless company, or churn, their average revenue per user is lower due to the lower monthly recurring charge on add-a- phone rate plans.  Average monthly data revenue increased from $7.25 in the three months ended March 31, 2006 to $9.04 for the three months ended March 31, 2007. Data revenue continues to increase due to the popularity of our data products, including text messaging, downloading ringers, taking and receiving pictures, playing games and browsing the Internet.

Cost Per Gross Addition.     CPGA increased slightly from $369 for the three months ended March 31, 2006 to  $371 for the three months ended March 31, 2007.  Due to a 32% increase in gross additions in the three months ended March 31, 2007 compared to this same period in 2006, fixed costs for gross additions dropped $31 per addition while the variable costs of commissions and subsidy costs increased $33 per gross addition in the three month period ended March 31, 2007 compared to 2006. At March 31, 2007, we operated 38 retail stores and managed 94 exclusive co-branded dealers compared to 38 retail stores and 65 exclusive co-branded dealers at March 31, 2006.

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

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
ARPU
Service revenue	$85,021	$75,406
Average subscribers	574,823	501,705
ARPU	$49.30	$50.10

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenues.

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
CPGA
Selling and Marketing:	$20,574	$16,760
plus: Equipment costs, net of cost of upgrades	10,250	6,905
less: Equipment revenue, net of upgrade revenue	(2,577)	(2,421)
less: Stock-based compensation expense	(147)	(69)
CPGA costs	$28,100	$21,175
Gross adds	75,658	57,385
CPGA	$371	$369

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

Revenues.

The following table sets forth a breakdown of revenues by type:

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006

Service revenue	$85,021	$75,406
Roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint	26,518	28,717
Roaming revenue from other wireless carriers	2,336	2,088
Reseller revenue	4,107	2,822
Equipment revenue	2,859	3,447
Other revenue	12	5
Total revenues	$120,853	$112,485

•                    Service revenue.   Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes over plan, long distance, roaming usage charges, other feature revenues and late payment fee and early cancellation fee revenues. Deductions for billing adjustments and promotional credits are recorded as a reduction to service revenue. For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, service revenue increased by $9.6 million, or 13%, with the increase in average subscribers contributing a $10.8 million increase in revenue offset with a decrease of $1.2 million due to the decrease in ARPU.

•                    Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.   We receive revenue on a per minute basis for voice traffic and per kilobyte basis for data traffic when subscribers of Sprint PCS and other PCS Affiliates of Sprint use our network.  In addition, we receive toll revenue for any long distance calls made by these subscribers while roaming on our network. For the three months ended March 31, 2006, the reciprocal roaming rate for inbound and outbound roaming was $0.058 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania) and $0.0020 per kilobyte for data traffic. These rates were in effect through December 31, 2006; provided, however that the special rate for certain of our Pennsylvania markets will terminate on the earlier to occur of December 31, 2011 or the date that we achieve a subscriber penetration rate of at least 7% of our covered population in these markets. Effective January 1, 2007, these rates were reset to

$.0403 per minute for voice traffic and $.001 per kilobyte for data traffic. For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint decreased by $2.2 million, or 8%.  Voice roaming revenue decreased by $3.9 million due mainly to the decrease in the rate offset with a 3% increase in minutes of use.  Data roaming revenue increased by $1.7 millions due mainly to a 150% increase in data usage. We continue to experience increased growth in kilobyte data usage from subscribers of Sprint PCS and other PCS Affiliates of Sprint as more subscribers utilize data products with their handsets. Roaming minutes and kilobytes from subscribers of Sprint PCS and other PCS Affiliates of Sprint for the three months ended March 31, 2007 were 0.4 billion and 6.3 billion, respectively, compared to 0.4 billion and 2.5 billion for the three months ended March 31, 2006, respectively.

•                    Roaming revenue from other wireless carriers.   We receive roaming revenue from wireless carriers other than Sprint and other PCS Affiliates of Sprint when subscribers of such other wireless carriers roam in our territory. We do not have agreements with these other wireless carriers. Instead, we rely on roaming arrangements Sprint PCS has negotiated with them. We are paid on a per minute basis for voice traffic pursuant to these agreements.  For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, roaming revenue from other wireless carriers increased by $0.2 million, or 12%.  For the three months ended March 31, 2007, roaming minutes were 42.3 million compared to 19.0 million for the same period in 2006.  The average per minute rate decreased from $0.11 per minute for the three months ended March 31, 2006 to $0.06 per minute for the three months ended March 31, 2007.  Roaming minutes increased while the average per minute rate decreased due mainly to a new roaming agreement Sprint signed with Alltel in mid-2006.  This agreement has increased the number of roaming minutes we receive from Alltel, but at a rate significantly lower than what we had received in the first quarter of 2006.

•                    Reseller revenue.   Through Sprint PCS we allow resellers, known as MVNOs, such as Virgin Mobile, to use our network. Pursuant to these arrangements, we are paid on a per minute and per kilobyte basis. For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, reseller revenue increased $1.3 million, or 46%, due mainly to a 32% increase in reseller subscribers.  At March 31, 2007, we had approximately 245,200 reseller subscribers compared to approximately 185,500 at March 31, 2006.

•                     Equipment revenue.   Equipment revenue is derived from the sale of handsets and accessories to new customers and from current customers who upgrade their handsets through our retail and local distribution channels, in each case, net of sales incentives, rebates and an allowance for returns. Through June 18, 2006, our handset return policy allowed customers to return their handsets for a full refund within 14 days after the date of purchase. With respect to handsets sold after such date, we allow customers to return their handsets for a full refund within 30 days after the date of purchase.  For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, equipment revenue decreased by $0.6 million due mainly to lower equipment revenue related to upgrades.

•                     Other revenue.   For the three months ended March 31, 2007, other revenue consisted of equipment leasing revenue and restocking fees for handsets returned by our exclusive co-branded dealers.  For the three months ended March 31, 2006, other revenue consisted entirely of restocking fees for handsets returned by our exclusive co-branded dealers.

Cost of Service and Roaming.   Cost of service and roaming includes network operations expense, roaming expense relating to when our subscribers roam either on other Sprint PCS networks or other wireless carriers’ networks, back-office customer services provided by Sprint PCS, the provision for doubtful accounts, long distance expense, the 8% affiliation fee due to Sprint PCS for collected revenues and stock-based compensation expense. Network operations expenses include salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost of our subscribers using Sprint PCS and other wireless carriers’ networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under “—Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.” Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. Cost of service and roaming was $73.4 million for the three months ended March 31, 2007 compared to $65.0 million for the three months ended March 31, 2006. Of this $8.4 million increase, $2.8 million, or 34% of the total increase was due to higher average subscribers coupled with an increased  cash cost per user fee charged by Sprint.  Effective January 1, 2007, this rate increased from $6.75 per subscriber per month to $7.50 per subscriber per month. In the three months ended March 31, 2007 compared to 2006, bad debt expense increased $1.3 million due to higher average write-offs and an overall deterioration of our customer aging. Roaming expense with

Sprint increased $1.1 million; however voice roaming expense decreased $3.3 million due to the decrease in the reciprocal rate with Sprint, while data roaming expense increased $4.5 million due to a 285% increase in kilobyte usage in the three months ended March 31, 2007 compared to this same period in 2006.  The remaining increase was due to the related costs of servicing a larger network and larger subscriber base.

At March 31, 2007, our network consisted of 1,621 leased cell sites and five switches.  At March 31, 2006, our network consisted of 1,515 cell sites and five switches.

Cost of Equipment.   Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment for the three months ended March 31, 2007 and the three months ended March 31, 2006 was $13.2 million and $9.5 million, respectively, an increase of $3.7 million.  Cost of equipment for new activations increased $3.3 million, or 48%, in the three months ended March 31, 2007 compared to the same period in 2006 due to a 48% increase in activations from our retail and local distribution channels. The remaining increase was due to higher equipment costs related to upgrades.

Selling and Marketing.   Selling and marketing expense includes the costs to operate our retail stores, advertising and promotional expenses, commissions, equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint-controlled channels and stock-based compensation expense. Selling and marketing expense for the three months ended March 31, 2007 and March 31, 2006 was $20.6 million and $16.8 million, respectively.   The increase of $3.8 million was due to higher variable costs related to handset subsidy, commissions and fees paid to Sprint for each new activation, all of which totaled $3.2 million.  This increase was a direct result of a 32% increase in subscriber additions in the three months ended March 31, 2007 compared to 2006. For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, salaries and benefits increased $0.5 million due to 34 additional employees hired to support the growth in our retail and exclusive branded dealer channels.

General and Administrative.   General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense, other professional expenses and stock-based compensation expenses.  For the three months ended March 31, 2007, general and administrative expenses totaled $6.9 million compared to $7.1 million for the three months ended March 31, 2006, a decrease of $0.2 million or 3%.  Results for the three months ended March 31, 2006 included approximately $0.1 million in merger integration expenses and $3.1 million in Sprint litigation expenses.  This compares to $0 and $0.7 million, respectively, for the three months ended March 31, 2007.   Stock-based compensation expense included in general and administrative totaled approximately $1.7 million for the three months ended March 31, 2007 compared to $0.4 million for the three months ended March 31, 2006.  Included in the stock-based compensation expense of $1.7 million for the three months ended March 31, 2007 was $0.6 million related to a modification to option award agreements held by our former chief operating officer in connection with his separation in January 2007.  In the three months ended March 31, 2007, we also incurred $0.4 million of severance expense related to this termination.

Depreciation and Amortization.   For the three months ended March 31, 2007 and March 31, 2006, depreciation and amortization expense totaled $19.4 million and $23.9 million, respectively. Of these amounts, amortization of intangibles totaled $7.6 million and $9.5 million for these same periods, respectively. At December 31, 2006, the intangible asset related to the iPCS Wireless subscriber base was fully amortized which decreased the amortization in 2007. Depreciation expense totaled $11.8 million for the three months ended March 31, 2007 compared to $14.4 million for the three months ended March 31, 2006, a decrease of  $2.6 million.  During the three months ended March 31, 2006, we recorded additional depreciation expense of $2.1 million  due to a reduction in the remaining useful lives of Motorola equipment being replaced in the Pennsylvania, Maryland, New York and New Jersey markets.

Interest Income.   For three months ended March 31, 2007 and the three months ended March 31, 2006, interest income totaled $1.5 million and $1.2 million, respectively. The increase was due to higher average invested cash balances and higher average yields earned on invested funds for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Interest Expense.   For the three months ended March 31, 2007 and 2006, interest expense was $8.0 million and $8.1 million, respectively.  Interest expense consists of interest on our 11-1/2% senior notes and 11-3/8% senior notes, net of capitalized interest. In the three months ended March 31, 2007, we capitalized interest of approximately $0.2 million compared to $47,000 in the three months ended March 31, 2006.

`               Liquidity and Capital Resources

On April 23, 2007, we closed our offering of $475 million in aggregate principal amount of senior secured notes, consisting of $300 million in aggregate principal amount of First Lien Senior Secured Floating Rate Notes (“First Lien Notes”) due 2013 and $175 million in aggregate principal amount of Second Lien Senior Secured Floating Rate Notes (“Second Lien Notes” and together with the First Lien Notes, the “Secured Notes”) due 2014 in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Secured Notes are senior secured obligations and are unconditionally guaranteed on a senior secured basis by all of our existing and future domestic restricted subsidiaries.

Interest on the First Lien Notes will accrue at an annual rate equal to three-month LIBOR plus 2.125% and will be payable quarterly in cash in arrears on February 1, May 1, August 1, November 1 of each year, commencing on August 1, 2007.  Interest on the Second Lien Notes will accrue at an annual rate equal to three-month LIBOR plus 3.25% and will be payable quarterly in arrears on February 1, May 1, August 1, November 1 of each year, commencing on August 1, 2007.  Following the first interest payment on August 1, 2007, we may elect  to pay interest on the Second Lien Notes entirely in cash (“Cash Interest”) or entirely by increasing the principal amount of the Second Lien Notes (“PIK Interest”). PIK Interest on the Second Lien Notes will accrue at an annual rate equal to three-month LIBOR plus 4.0%.

We used a portion of the proceeds of the Secured Notes offering to repurchase all of our outstanding 11 ½% notes and 11 3/8% notes, as well as to pay the related fees and expenses of the offering.  We also intend to use the remaining net proceeds from the Secured Notes offering, together with approximately $58.0 million of our available cash, to pay a special cash dividend to common stockholders. On April 26, 2007, our Board of Directors declared a special cash dividend of $11.00 per share, or approximately $187.0 million in the aggregate, payable to all holders of record  of our common stock on May 8, 2007.  The dividend will be paid on May 16, 2007.

After this dividend payment, we will be completely dependent on available cash on hand and operating cash flow to operate our business and fund our capital needs.  We believe our available cash and operating cash flow will be sufficient to operate our business and fund our capital needs for the foreseeable future.  However, our liquidity is dependent on a number of factors influencing our forecast of earnings and operating cash flows, including those discussed below in -“Recent Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources”.

Significant Sources of Cash

We generated $0.6 million in operating cash flows for the three months ended March 31, 2007, compared to $11.3 million for the three months ended March 31, 2006, a decrease of $10.6 million. The decrease was due to higher net losses and a decrease in non-cash items of $4.1 million, an increase in net working capital from Sprint of $4.1 million, offset with a decrease in other working capital items of $10.6 million.

For the three months ended March 31, 2007 we received $1.7 million in proceeds from the exercise of options representing approximately 108,500 shares.   This is compared to $1.0 million in proceeds from the exercise of options representing approximately 43,100 shares in the three months ended March 31, 2006  In addition, for the three months ended March 31, 2006, we received approximately $0.2 from the sale of used equipment.

Significant Uses of Cash

Cash flows used for investing activities for the three months ended March 31, 2007 included $7.3 million for capital expenditures.  Included in this total was $5.7 million for new cell site construction and other network-related capital expenditures including $2.7 million for EVDO Rev. A equipment, and $1.6 million for new stores, store improvements,  IT and other corporate-related capital expenditures.

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

Principal payments on the Secured Notes discussed above  are not due until 2013 and 2014.  However, we expect that our annual cash interest payments will increase as a result of the larger principal amount of the Secured notes.  In addition, the interest rates on our new notes are variable, and the amount of our interest payments will be impacted by a change in interest rates.

Recent Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources

We have identified the following important trends and factors (as well as risks and uncertainties associated with such items) that could impact our future financial performance.  This section should be read in conjunction with the “Risks Related to Our Business, Strategy and Operations” section found in Item 1A of Part I of our annual report on Form 10-K, filed with the SEC on March 16, 2007 as updated by our risk factors included in Item 1A of Part II of this quarterly report.

•        To the extent that we continue to seek to accelerate our subscriber additions, we will incur significant upfront subscriber acquisition expenses (including the customer handset subsidy, commissions and promotional expenses) that initially will result in increased losses and reduced levels of cash flows from operating activities. In the three months ended March 31, 2007, we incurred $7.0 million more of subscriber acquisition costs compared to the same period in 2006 due to 32% more gross additions.  At the same time, competition in the wireless industry remains intense as more competitors enter the market via MVNO or other relationships with existing carriers, or through the acquisition of new wireless spectrum, such as the FCC’s Advanced Wireless Services (AWS) spectrum auction in 2006 and additional auctions of spectrum.  Unlimited minute and pre-paid plans, neither of which we currently offer, also continue to increase in popularity, offering consumers more alternatives.  Accordingly, we may incur higher per subscriber acquisition expenses and/or offer more aggressive rate plans in order to maintain or achieve our planned growth.  Alternatively, we may not be able to maintain or achieve our planned growth in subscribers or obtain sufficient revenue to achieve and sustain profitability.

•        We may experience a high churn rate, which may be increasing in the future due to credit-related deactivatons, increased competitive advertising, the relative attractiveness of competitors’ phones and pricing plans and continuing brand confusion related to the Sprint Nextel merger.   While our churn decreased in the three months ended March 31, 2007 compared to the same period in 2006, it is still higher than our competition.  If churn continues to remain high or increases over the long-term, we would lose the cash flows attributable to these subscribers and have greater than projected losses.

•         The voice portion of ARPU continues to decrease. The wireless industry is very competitive and continued pressure in pricing is expected in the future as a result of, among other things, increased focus on family plans. Although we believe that family plans should improve churn, these plans tend to lower voice revenue on a per subscriber basis. Although the data portion of ARPU continues to partially offset the decrease in voice ARPU, and is expected to continue to do so, declining voice ARPU resulting in lower overall ARPU will make it more difficult to obtain sufficient revenue to achieve or sustain profitability.

•         We may experience higher costs to acquire subscribers. To the extent that we increase our distribution, we will increase the fixed costs in our sales and marketing organization. In addition, we may increase our marketing expenses and pay higher commissions in an effort to attract and acquire new subscribers. Also, more aggressive promotional efforts may lead to higher handset subsidies. With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

•         Our operating costs continue to increase due to our larger number of subscribers served, the increased size of our PCS network, increases in roaming usage by subscribers based in our territory and an increase in collected revenue, upon which our 8% affiliation fee is calculated. If our subscriber base continues to increase, our operating costs will continue to increase. Our bad debt expense has been increasing and, to the extent that our subscriber base includes a higher number of sub-prime credit subscribers, may continue to increase in the future. In addition, we may incur significant wireless handset costs for existing subscribers who upgrade to a new handset as part of our promotional efforts to reduce churn. Outbound roaming kilobytes have been growing rapidly and are expected to continue to grow reflecting increased usage of data applications, thereby increasing our roaming expenses. As also discussed below in “—Commitments and Contingencies,” the costs we incur for certain back office services we obtain from Sprint increased on January 1, 2007. We expect to continue to incur substantial costs related to our litigation and arbitration with Sprint. At the same time, a large portion of our ongoing network and general and administrative expenses are fixed. We believe that we need to add more subscribers to recognize increased economies of scale in our business. If we are unable to add more subscribers or continue to improve the efficiencies in our operating costs, results will be negatively affected.

•         A substantial portion of our revenue (approximately 27% for the three  months ended March 31, 2007) is derived from roaming revenue from subscribers of Sprint PCS based outside our territory. Despite an increase in roaming voice minutes of use and roaming data kilobytes of use, our roaming revenue from Sprint PCS for the three months ended March 31, 2007 was negatively impacted by a lower reciprocal roaming rate that went into effect on January 1, 2007. In addition, there has been a significant slow down in Sprint PCS’s subscriber growth during the past 18 months which may adversely affect the growth in our roaming revenue from Sprint PCS, thereby reducing our ratio of  inbound to outbound roaming. This ratio declined in the first quarter of 2007 as compared to the same period in 2006 as well as a similar decrease in calendar year 2006, as compared to fiscal year 2005.  We expect it to continue to decline in the future, as well. If we receive less roaming traffic on our network, our results of operations will be negatively affected.

•        As we continue to add capacity and coverage and to upgrade our PCS network, we will incur significant capital expenditures. We incurred approximately $44.5 million in capital expenditures in the fiscal year ended December 31, 2006. In the three months ended March 31, 2007, we incurred $7.3 million in capital expenditures.  We anticipate that total capital expenditures for 2007 will be between $38.0 million and $42.0 million, of which, approximately $10.0 million will be spent for EVDO Rev. A deployment. Prior to 2007, we have deployed EV-DO technology in a small portion of our service area. During the first half of 2007 we will be selectively deploying additional EV-DO Rev. A technology but we may decide to expand our deployment during the year which may significantly increase our anticipated capital expenditures and operating expenses beyond our current plans. Unforeseen changes in technology and changes in our plans to upgrade or expand our network may require us to spend more money than we expected and have a negative effect on our cash flow.

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

Commitments and Contingencies

A substantial portion of our revenue is derived from roaming revenue when subscribers of Sprint PCS and other PCS Affiliates of Sprint roam onto our network.  Effective January 1, 2007, the roaming rate paid to us by Sprint PCS and other PCS Affiliates of Sprint for voice is $0.043 per minute of use for the majority of our markets, and for data is $0.001 per kilobyte in all of our markets.  This compares with roaming rates in 2006 of $0.058 minute for voice and $.002 per kilobyte. These rates were fixed through December 31, 2006 and, now will change annually to equal 90% of Sprint PCS’s retail yield for voice usage and data usage from the prior year.   Such a reduction in the reciprocal roaming rates may have a material adverse effect on our business.  We expect to engage in discussions with Sprint about its proposed rates.  We strongly disagree with Sprint’s estimated new roaming rates and intend to vigorously oppose them, including by submitting the matter to arbitration or litigation if necessary.  If the matter is submitted to an arbitration panel and the arbitration panel imposes a rate different than the one then in effect, the new rate would be retroactively applied to the appropriate period. However, in the meantime, we began paying the new rates on January 1, 2007.

We purchase certain customer-related back-office services, such as customer billing and customer care, from Sprint PCS pursuant to our affiliation agreement with Sprint PCS.  Depending on the type of service provided, we incur these costs on either a per user basis (these services are referred to as “CCPU services”) or on a per gross subscriber addition basis (these services are referred to as “CPGA services”).  The total cost for these services is recorded as an operating expense.  For the three months ended March 31, 2007 and 2006, these expenses were approximately $13.0 million and $10.2 million, respectively.  Because we incur these costs on a per subscriber basis, we expect the aggregate cost for such services to increase as the number of our subscribers increases.  Our affiliation agreements with Sprint PCS set the monthly rate per subscriber charged to us by Sprint for the CCPU services at $7.25 during 2004, $7.00 for 2005 and $6.75 for 2006, and the per gross addition rate for the CPGA services at $23.00 for iPCS Wireless and $22.00 for Horizon.  Our affiliation agreements with Sprint PCS provide that beginning on January 1, 2007, the monthly rate for these services are reset by Sprint PCS to the amount necessary to recover Sprint PCS’s reasonable costs for providing such services.  Effective January 1, 2007, the costs we incur for the CCPU services increased from $6.75 per average monthly subscriber to $7.50 for 2007, $7.09 for 2008 and $6.81 for 2009, and the costs we incur for the CPGA services decreased to $20.09 for 2007, $19.41 for 2008 and $18.58 for 2009. Our affiliation agreements provide that, if we disagree with Sprint on its proposed new rates, we have the right to obtain the back-office services from a third party, self-provide the services or submit the determination of the new rates to arbitration.  We strongly disagree with Sprint’s new rates and intend to vigorously oppose them.  We have engaged in discussions with Sprint about its new rates; however, we have not been able to reach agreement on acceptable rates, and therefore, have submitted the matter to arbitration.  If the arbitration panel imposes a rate different than the one then in effect, the new rate would be retroactively applied to the appropriate period.  However, in the meantime, as of  January 1, 2007, we are required to pay the new higher rate.

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

As of the date hearof, the parties have completed the briefing stage of the appeal and are awaiting the scheduling of oral arguments followed by a decision.  The Company expects a decision from the appellate court as soon as later this year or early 2008.

Nortel Networks Equipment Agreements

On December 29, 2006, we signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling up to $17.1 million in the aggregate. The $17.1 million commitment consists of a non-cancelable purchase of $8.9 million of equipment and services and an option to purchase an additional $8.2 million of equipment and services. Prior to December 31, 2006 we submitted a non-cancelable purchase order for $8.9 million of equipment and services and, therefore, have no further commitments under this letter of agreement. However, if we elect to exercise our option to purchase any additional equipment and services from Nortel Networks under this letter of agreement, then we are required to purchase the entire additional $8.2 million of equipment and services. In addition, if we elect to exercise this option after November 30, 2007, we will be required to pay an additional $1.0 million.  As of March 31, 2007, we have paid $4.1 million of the $8.9 million commitment and have received equipment totaling $2.2 million.

Off-Balance Sheet Arrangements

Other than the operating lease commitments included above, we have no off-balance sheet arrangements that would have a current or future material effect on the financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

Our business is subject to seasonality because the wireless telecommunications industry historically has been dependent on fourth calendar quarter results. Among other things, the industry relies on moderately higher subscriber additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. In addition, our roaming revenue and roaming expense is subject to seasonality because of decreased travel of wireless subscribers into our territory during the winter months.

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

We have identified the most critical accounting policies upon which our financial status depends.  The critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. We also have other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are complex or subjective.  Our critical accounting policies include the following:

•                    Revenue recognition

•                    Allowance for doubtful accounts

•                    Long-lived asset recovery

•                    Intangible assets

•                    Income taxes

•                    Stock-based compensation expense

Additional information regarding these critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K, as updated by this Quarterly Report on Form 10-Q, are not the only ones facing us. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

Set forth below are updated versions of the following three risk factors that were included in our Annual Report on
Form 10-K:

•                  Our substantial leverage could adversely affect our ability to incur additional indebtedness if needed and could negatively affect our ability to service our debt.

•                  The merger between Sprint and Nextel and the outcome of our litigation relating thereto may have an adverse effect on us in ways that would be beyond our control.

•                  We may experience a high rate of subscriber turnover, which would adversely affect our financial performance.

Our substantial leverage could adversely affect our ability to incur additional indebtedness if needed and could negatively affect our ability to service our debt.

We are highly leveraged. In April 2007 we closed our offering of $475 million of new senior secured notes. The indentures governing these notes give us the flexibility to incur additional indebtedness secured on a pari passu basis with our first lien notes of up to $50.0 million without otherwise complying with any financial ratios. In addition, subject to the limits contained in the indentures governing our notes, we may be able to incur substantial additional indebtedness from time to time, including additional first lien indebtedness and additional second lien indebtedness to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.

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

•        requiring us to dedicate a substantial portion of any cash flow from our operating activities to service our debt, which reduces the funds available for operations and future business opportunities; and

•        potentially making us more highly leveraged than our competitors, which could decrease our ability to compete in our industry;

•        making it more difficult for us to satisfy our obligations with respect to the notes and our other debt; and

•        increasing our cost of borrowing.

The ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions, the outcome of our litigation and arbitration proceedings against Sprint, and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms in a timely manner or at all. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, result in our bankruptcy.

The merger between Sprint and Nextel and the outcome of our litigation relating thereto may have an adverse effect on us in ways that would be beyond our control.

We have been, and continue to be engaged in litigation with Sprint regarding its merger with Nextel. Although the Delaware ruling is final, the Illinois ruling is not, as Sprint has appealed the ruling.

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

On March 15, 2007, Shenandoah Telecommunications Company (“Shentel”) announced that its wholly owned subsidiary, which is a PCS Affiliate of Sprint, entered into revised affiliation agreements with Sprint which settled all of its outstanding claims arising out of the Sprint Nextel merger and the subsequent acquisition by Sprint of Nextel Partners, Inc. Among other things, the revised affiliation agreements modify Shentel’s exclusivity in its service area, transfers to Shentel the Sprint operated Nextel stores located in its service area, allows Shentel to sell Sprint Nextel iDEN phones in its service area and requires Shentel to provide local iDEN customer service. In addition, the revised affiliation agreements provide Shentel and Sprint the right under certain circumstances to participate in future wireless service offerings within Shentel’s service area. The revised affiliation agreements with Shentel also substitute a new monthly Net Service Fee, which simplifies the methods used to settle revenue and expenses between Shentel and Sprint. In lieu of the current fees for voice and data roaming and CCPU and CPGA, Shentel is now required to pay Sprint a percentage of its billed revenue, which is currently 8.8%. The new Net Service Fee is designed to approximate the current settlements adjusted to reflect the new pricing for voice and data roaming and CCPU and CPGA. The Net Service Fee is also net of the expected annual cost to provide local customer service support to Sprint iDEN customers in its service area. The Net Service Fee is fixed until 2010, and can only be adjusted if the actual Net Service Fee (calculated by the same methods employed in setting the original rate) increases or decreases by more than two full percentage points. After 2010, either Shentel or Sprint may request a change if the Net Service Fee increases or decreases by more than one full percentage point. The Net Service Fee is capped at 12%, subject to certain exceptions.

We do not know whether it is possible to reach agreement on mutually satisfactory terms for revised affiliation agreements, particularly in light of our lawsuits. Any such revised affiliation agreements may require us to modify our exclusivity, make significant payments to lease or acquire assets relating to the legacy Nextel network in our territory, purchase legacy Nextel subscribers in our territory and/or commit to a further build-out and expansion of our PCS network beyond what is required under our existing affiliation agreements with Sprint PCS. There is no assurance that we will have adequate funds on hand or the ability to borrow such funds in order to acquire the network assets or subscribers or to otherwise modify our PCS network. In addition, any borrowing would increase our existing substantial leverage.

We believe that our stock price has been, and continues to be, affected by market speculation involving potential changes in our relationship with Sprint as a result of the Sprint-Nextel merger and the final outcome of our disputes with Sprint, including our pending litigation and arbitration proceedings against Sprint. We believe that the market speculation has been further fueled by changes in the relationships between Sprint and other PCS Affiliates of Sprint, including Sprint’s acquisition of six other PCS Affiliates of Sprint since August 2005. Accordingly, the price of our common stock has been, and may continue to be, volatile.

Moreover, as a result of Sprint’s acquisitions of PCS Affiliates, Sprint may not devote as much of its personnel and resources to us and the other three PCS Affiliates of Sprint, which may have a material adverse effect on our business and results of operations.

We may experience a high rate of subscriber turnover, which would adversely affect our financial performance.

The wireless telecommunications industry in general, and Sprint PCS and the PCS Affiliates of Sprint in particular, including us, have experienced a high rate of subscriber turnover, commonly known as churn. We believe this higher churn rate has resulted from Sprint PCS’s programs for marketing its services to sub-prime credit subscribers and Sprint PCS’ focus on adding subscribers from the consumer segment of the industry, rather than the business segment. As a result, we have seen an increase in bad debt expense related to our subscribers which also leads to higher churn. Additionally, significant competition in our industry and general economic conditions may cause our future churn rate to be higher than our historical rate. Factors that may contribute to higher churn include:

•           inability or unwillingness of subscribers to pay, resulting in credit-related deactivations, which accounted for approximately 43% of our subscriber deactivations for the fiscal year ended March 31, 2007;

•        subscriber mix and credit class, particularly sub-prime credit subscribers, which accounted for approximately 26% of our subscriber base as of March 31, 2007;

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

A high rate of subscriber turnover could adversely affect our competitive position, liquidity, financial position, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize most of the costs of initial purchases of handsets by subscribers. As a result of losses related to lower credit quality subscribers, our bad debt expense was $2.7 million for the three months ended March 31, 2007 compared with $1.4 million for the three months ended March 31, 2006.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

3.1	Second Restated Certificate of Incorporation of iPCS, Inc. (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by iPCS, Inc. on July 1, 2005)

3.2	Amended and Restated Bylaws of iPCS, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by iPCS, Inc. on February 14, 2006)

3.3	Certificate of Incorporation of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.4 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)

3.4	Bylaws of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.5 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)

3.5	Certificate of Incorporation of iPCS Equipment, Inc. (Incorporated by reference to Exhibit 3.6 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)

3.6	Bylaws of iPCS Equipment, Inc. (Incorporated by reference to Exhibit 3.7 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)

3.7	Articles of Incorporation of Bright Personal Communications Services, LLC. (Incorporated by reference to Exhibit 3.7 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)
3.8	Bylaws of Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 3.8 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)

3.9	Articles of Incorporation of Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 3.9 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)

3.10	Bylaws of Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 3.10 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)

4.1

Amended and Restated Common Stock Registration Rights Agreement, dated as of June 30, 2005, by and among iPCS, Inc., affiliates of Silver Point Capital, affiliates of AIG Global Investment Corp., the Timothy M. Yager 2001 Trust, Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by iPCS, Inc. with the SEC on July 1, 2005)

4.2

Indenture dated as of April 30, 2004, by and among, iPCS Escrow Company, iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Form S-4 filed by iPCS, Inc. with the SEC on August 5, 2004)

4.3

Indenture, dated as of July 19, 2004, by and among Horizon PCS Escrow Company, Horizon PCS, certain subsidiary guarantors and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Horizon PCS, Inc. with the SEC on March 19, 2005)

4.4

First Supplemental Indenture, dated as of June 30, 2005, by and between U.S. Bank National Association, as Trustee, and iPCS, Inc. (Incorporated by reference to Exhibit 4.2 to the Form 8-K filed by iPCS, Inc. with the SEC on July 1, 2005)

4.5

Second Supplemental Indenture, dated as of July 15, 2005, by and among iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc., Bright PCS Holdings, Inc. and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.5 to the Form 10-Q filed by iPCS, Inc. on February 14, 2006)

4.6

First Supplemental Indenture, dated as of July 15, 2005, by and among iPCS, Inc., Bright Personal Communications Services, LLC, Horizon Personal Communications, Inc., Bright PCS Holdings, Inc. and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.6 to the Form 10-Q filed by iPCS, Inc. on February 14, 2006)

4.7

First Lien Indenture, dated as of April 23, 2007, by and among iPCS, Inc., the Guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.3 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

4.8

Second Lien Indenture, dated as of April 23, 2007, by and among iPCS, Inc., the Guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.4 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

4.9

Second Supplemental Indenture, dated as of April 19, 2007, by and among iPCS, Inc., the Guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.11 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

4.10

Third Supplemental Indenture, dated as of April 19, 2007, by and among iPCS, Inc., the Guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.12 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

10.1

Purchase Agreement, dated April 11, 2007, by and among iPCS, Inc., the Guarantors, Banc of America Securities LLC, UBS Securities LLC and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

10.2

First Lien Registration Rights Agreement, dated as of April 23, 2007, by and among iPCS, Inc., the Guarantors, Banc of America Securities LLC, UBS Securities LLC and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 99.5 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

10.3

Second Lien Registration Rights Agreement, dated as of April 23, 2007, by and among iPCS, Inc., the Guarantors, Banc of America Securities LLC, UBS Securities LLC and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 99.6 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

10.4

First Lien Security Agreement, dated as of April 23, 2007, made by iPCS, Inc. and the Guarantors in favor of U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 99.7 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

10.5

Second Lien Security Agreement, dated as of April 23, 2007, made by iPCS, Inc. and the Guarantors in favor of U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 99.8 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

10.6

Intercreditor Agreement, dated as of April 23, 2007, between U.S. Bank National Association, as first lien collateral agent and U.S. Bank National Association, as second lien collateral agent agent (Incorporated by reference to Exhibit 99.9 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

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

Date: May 10, 2007
	By:	/s/ STEBBINS B. CHANDOR, JR.
Stebbins B. Chandor, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2007