Form 10-Q
period 2007-06-30
iPCS, INC
filed 2007-08-06
CIK 1108727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☒ No ☐

As of July 31, 2007, there were 17,009,920 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPCS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(Dollars in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006 (a)

Assets
Current Assets:
Cash and cash equivalents	$66,541	$120,499
Accounts receivable, net of allowance for doubtful accounts of $8,437 and $6,663, respectively	31,570	29,700
Receivable from Sprint (Note 3)	35,220	40,724
Inventories, net of reserves for excess/obsolescence of $171 and $243, respectively (Note 3)	4,237	4,291
Assets held for sale (Note 4)	1,320	—
Prepaid expenses	5,941	7,468
Other current assets	352	272
Total current assets	145,181	202,954
Property and equipment, net (Note 4)	136,140	139,641
Financing costs	8,210	7,724
Customer activation costs	4,463	3,252
Intangible assets, net of accumulated amortization of $83,812 and $68,624, respectively (Note 5)	116,165	131,353
Goodwill (Note 5)	141,783	141,783
Other assets	362	364
Total assets	$552,304	$627,071

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities:
Accounts payable	$6,313	$7,387
Accrued expenses	14,957	14,340
Payable to Sprint (Note 3)	51,516	58,196
Deferred revenue	10,965	11,065
Accrued interest	7,083	9,758
Current maturities of long-term debt and capital lease obligations (Note 6)	27	24
Total current liabilities	90,861	100,770
Customer activation fee revenue	4,463	3,252
Other long-term liabilities	7,350	6,819
Long-term debt and capital lease obligations, excluding current maturities (Note 6)	475,453	302,045
Total liabilities	578,127	412,886

Commitments and contingencies (Note 9)	—	—

Stockholders’ Equity (Deficiency):
Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 17,009,336 and 16,774,060 shares issued and outstanding, respectively	170	168
Additional paid-in-capital	156,933	334,156
Accumulated deficiency	(182,926)	(120,139)
Total stockholders’ equity (deficiency)	(25,823)	214,185
Total liabilities and stockholders’ equity (deficiency)	$552,304	$627,071

(a)    Derived from the Company’s audited financial statements as of December 31, 2006.

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues:
Service revenue	$89,924	$77,314	$174,945	$152,720
Roaming revenue	40,036	39,533	72,997	73,160
Equipment and other	3,273	3,526	6,144	6,978
Total revenues	133,233	120,373	254,086	232,858
Operating Expenses:
Cost of service and roaming (exclusive of depreciation and amortization, as shown separately below)	(78,739)	(68,630)	(152,154)	(133,651)
Cost of equipment	(12,770)	(9,868)	(25,949)	(19,397)
Selling and marketing	(19,108)	(17,344)	(39,682)	(34,104)
General and administrative	(8,670)	(5,737)	(15,597)	(12,868)
Depreciation (Note 4)	(12,031)	(12,913)	(23,869)	(27,327)
Amortization of intangible assets (Note 5)	(7,594)	(9,490)	(15,188)	(18,979)
Loss on disposal of property and equipment, net	(6)	(176)	(65)	(413)
Total operating expenses	(138,918)	(124,158)	(272,504)	(246,739)
Operating loss	(5,685)	(3,785)	(18,418)	(13,881)
Interest income	1,555	1,286	3,098	2,468
Interest expense	(9,128)	(7,896)	(17,098)	(16,017)
Debt extinguishment costs (Note 6)	(30,501)	—	(30,501)	—
Other income, net	115	21	132	54
Loss before benefit from income taxes	(43,644)	(10,374)	(62,787)	(27,376)
Benefit from income taxes	—	—	—	—
Net loss	$(43,644)	$(10,374)	$(62,787)	$(27,376)

Basic and diluted loss per share of common stock	$(2.58)	$(0.62)	$(3.71)	$(1.64)
Weighted average common shares outstanding	16,938,265	16,701,677	16,906,242	16,694,394

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(Dollars in thousands)

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Cash Flows from Operating Activities:
Net loss	$(62,787)	$(27,376)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of property and equipment	65	413
Depreciation and amortization	39,057	46,306
Non-cash interest expense, net of amortization of debt fair value adjustment	35	(325)
Debt extinguishment costs	30,501	—
Stock-based compensation expense	6,730	1,317
Provision for doubtful accounts	6,975	3,836
Changes in assets and liabilities:
Accounts receivable	(8,844)	(20)
Receivable from Sprint	5,504	(2,104)
Inventories, net	54	(1,433)
Prepaid expenses, other current and long term assets	448	(448)
Accounts payable, accrued expenses and other long term liabilities	(5,955)	(1,337)
Payable to Sprint	(6,680)	(2,702)
Deferred revenue	1,111	1,234
Net cash flows from operating activities	6,214	17,361
Cash Flows from Investing Activities:
Purchases of property and equipment	(19,921)	(20,547)
Proceeds from disposition of property and equipment	300	1,037
Net cash flows from investing activities	(19,621)	(19,510)
Cash Flows from Financing Activities:
Proceeds from senior secured notes offering	475,000	—
Proceeds from the exercise of stock options	3,064	1,132
Repayments of senior notes	(290,000)	—
Tender premium on senior notes	(34,155)	—
Payments on capital lease obligations	(12)	(5)
Debt financing costs	(7,977)	—
Special cash dividend paid	(186,471)	—
Net cash flows from financing activities	(40,551)	1,127
Net decrease in cash and cash equivalents	(53,958)	(1,022)
Cash and cash equivalents at beginning of period	120,499	110,837
Cash and cash equivalents at end of period	$66,541	$109,815

Supplemental disclosure of cash flow information- cash paid for interest	$20,046	$16,597
Supplemental disclosure for non-cash investing activities:
Capitalized interest	$365	$317
Accounts payable and accrued expenses incurred for the acquisition of property, equipment and construction in progress	4,409	3,484
Supplemental disclosure for non-cash financing activities:
Dividends declared, but not paid	$544	$—

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

The unaudited consolidated balance sheet as of June 30, 2007 and December 31, 2006, the unaudited consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, the unaudited consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K which includes information and disclosures not presented herein. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2007 are not indicative of the results that may be expected for the full year 2007.

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

(2)  Summary of Significant Accounting Policies

Loss Per Share:

Basic and diluted loss per share for the Company are calculated by dividing the net loss by the weighted average number of shares of common stock of the Company. The calculation was made in accordance with SFAS No. 128, “Earnings Per Share.” The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed exercise of stock options is antidilutive. Potential common shares excluded from the loss per share computations for each of the three and six months ended June 30, 2007 and 2006 were 841,670, and 720,447, respectively.

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

The costs incurred by the Company for the support services provided by Sprint are determined on a per-average-monthly-subscriber rate and on a per-customer-addition rate. Pursuant to the Company’s affiliation agreements with Sprint PCS, the per-average-monthly-subscriber rate was set at $7.25 for 2004, $7.00 for 2005 and $6.75 for 2006 and the per-customer-addition rate was set at $23.00 in iPCS Wireless’s territory and $22.00 in the Horizon/Bright territory. The agreements also provide that, for each three-year period after December 31, 2006, these rates will be reset based on Sprint’s reasonable costs. In February 2007, Sprint notified the Company that the per average monthly cash cost per user rate (“CCPU”) would be $7.50 for 2007, $7.09 for 2008, and $6.81 for 2009, and the cost per gross customer addition (“CPGA”) rate would be $20.09 for 2007, $19.41 for 2008 and $18.58 for 2009. The Company strongly disagrees with Sprint’s new rates and, pursuant to the terms of its affiliation agreements with Sprint, on December 8, 2006, submitted the determination of the new rates to binding arbitration before the International Institute for Conflict Prevention and Resolution. A three-judge panel has been selected and the parties are engaged in discovery. The Company currently expects that a hearing before the panel will occur next year. In the meantime, the Company continues to obtain the support services from Sprint at the rates proposed by Sprint in February 2007. If the arbitration panel imposes rates different than the ones proposed by Sprint, then the rates imposed by the panel would be retroactively applied to January 1, 2007. However, in the meantime, as required by the services agreements, beginning on January 1, 2007, the Company began paying the rates proposed by Sprint. The Company continues to engage in discussions with Sprint to reach a negotiated settlement.

As previously mentioned, the Company derives substantial roaming revenue from Sprint PCS and incurs roaming expense to Sprint PCS. The Company’s affiliation agreements with Sprint PCS set the reciprocal roaming rate with Sprint PCS through December 31, 2006 at $0.058 per minute for voice and 2G data, and $0.002 per kilobyte for 3G data. Thereafter, the affiliation agreements provide that the reciprocal roaming rates are to be calculated based upon Sprint’s retail yield for the prior year. With respect to certain of the Company’s markets in western and eastern Pennsylvania, the Company receives the benefit of a special reciprocal rate for voice and 2G data of $0.10 per minute. This special rate will terminate, with respect to each of these two sets of markets, on the earlier of December 31, 2011 or the first day of the calendar month which follows the first calendar quarter during which the Company achieves a subscriber penetration rate of at least 7% of the Company’s covered populations in those markets. In February 2007, Sprint notified the Company that effective January 1, 2007, the reciprocal roaming rates are $0.0403 per minute for voice and 2G data and $0.001 per kilobyte for 3G data. The Company strongly disagrees with Sprint’s reciprocal roaming rates and intends to vigorously oppose them, including by submitting the matter to arbitration or litigation, if necessary. If the matter is submitted to an arbitration panel and the arbitration panel imposes rates different than the ones then in effect, the new rates would be retroactively applied to the appropriate period. However, in the meantime, the new rates went into effect on January 1, 2007. The Company continues to engage in discussions with Sprint to reach a negotiated settlement.

For the three and six months ended June 30, 2007, approximately 98% of the Company’s revenue was derived from data provided by Sprint. This compares to 97% for the comparative periods ended June 30, 2006. For the three and six month ended June 30, 2007, approximately 66% and 67%, respectively, of the Company’s cost of service and roaming was derived from data provided by Sprint. For both the three and six months ended June 30, 2006, approximately 68% of the Company’s cost of service and roaming was derived from data provided by Sprint. The Company reviews all charges from Sprint and disputes certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint can charge the Company for certain expenses under the terms of the Sprint agreements. The Company did not have any disputed charges with Sprint at June 30, 2007 or December 31, 2006.

Amounts relating to the Sprint agreements for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Amounts included in the Consolidated Statements of Operations:
Service revenue	$89,924	$77,314	$174,945	$152,720
Roaming revenue	$40,036	$39,533	$72,997	$73,160
Cost of service and roaming:
Roaming	$25,731	$25,434	$49,935	$48,520
Customer service	15,398	10,940	29,161	21,619
Affiliation fees	7,308	6,077	14,009	12,129
Long distance	3,216	3,104	6,465	6,066
Other	452	878	2,208	2,152
Total cost of service and roaming	$52,105	$46,433	$101,778	$90,486
Cost of equipment	$12,770	$9,868	$25,949	$19,397
Selling and marketing	$5,058	$4,314	$10,491	$9,471

	June 30, 2007	December 31, 2006
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$35,220	$40,724
Inventories, net	4,237	4,291
Payable to Sprint	51,516	58,196

(4)  Property and Equipment

Property and equipment consists of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Network assets	$224,780	$214,348
Computer equipment	4,613	4,299
Furniture, fixtures, and office equipment	7,646	7,117
Vehicles	1,933	294
Construction in progress	18,987	16,143
Total property and equipment	257,959	242,201
Less accumulated depreciation and amortization	(121,819)	(102,560)
Total property and equipment, net	$136,140	$139,641

On March 21, 2006, the Company amended the payment terms of the letter of agreement with Nortel Networks to replace the Motorola equipment deployed in the Company’s Pennsylvania, New York, New Jersey and Maryland markets with Nortel equipment. This amendment accelerated payments for equipment totaling $4.0 million from 2007 to 2006; thereby, reducing the original timeline to complete this project. Because of this amendment, the estimated remaining useful life of the Motorola equipment was shortened by approximately nine months, resulting in additional depreciation expense of approximately $0.7 million and $2.8 million for the three and six months ended June 30, 2006, respectively.

In mid-2006 the Company engaged independent agents to sell the remaining Motorola equipment from the legacy Horizon PCS markets on behalf of the Company. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, during the three months ended March 31, 2007, the Company reclassified $1.8 million from Property and equipment, net, to Assets held for sale for that portion of the Motorola equipment expected to be sold within the next twelve months. During the three months ended June 30, 2007, the Company sold approximately $0.5 million of this equipment for an immaterial gain included in Loss on disposal of property and equipment, net. At June 30, 2007, approximately $0.3 million had been received related to these sales. The remaining receivable of approximately $0.2 million was reflected in Other current assets at June 30, 2007, and was subsequently received in July 2007.

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

The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$1,500	$—	$1,500
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(22,456)	104,065
Customer base	30 months	71,956	(61,356)	10,600
		$199,977	$(83,812)	$116,165

	December 31, 2006
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$1,500	$—	$1,500
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(17,868)	108,653
Customer base	30 months	71,956	(50,756)	21,200
		$199,977	$(68,624)	$131,353

The amortization expense for the three months ended June 30, 2007 and 2006 was approximately $7.6 million and $9.5 million, respectively. Amortization expense for the six months ended June 30, 2007 and 2006 was approximately $15.2 million and $19.0 million, respectively. Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year Ended December 31
2007	$30,376
2008	9,176
2009	9,176
2010	9,176
2011	9,176
Thereafter	62,773
Total	$129,853

(6) Long-Term Debt

Long-term debt consists of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Senior notes 11-1/2%	$—	$165,000
Senior notes 11-3/8%	—	125,000
Unamortized fair value adjustment for 11-3/8% senior notes	—	11,577
First lien senior secured floating rate notes	300,000	—
Second lien senior secured floating rate notes	175,000	—
Capital lease obligations	480	492
Total long-term debt and capital lease obligations	475,480	302,069
Less: current maturities	(27)	(24)
Long-term debt and capital lease obligations, excluding current maturities	$475,453	$302,045

On April 23, 2007, the Company closed its offering of $475.0 million in aggregate principal amount of senior secured  notes, consisting of $300.0 million in aggregate principal amount of First Lien Senior Secured Floating Rate Notes due 2013 (“First Lien Notes”) and $175.0 million in aggregate principal amount of Second Lien Senior Secured Floating Rate Notes due 2014 (“Second Lien Notes” and together with the First Lien Notes, the “Secured Notes”) in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Secured Notes are senior secured obligations of the Company and are unconditionally guaranteed on a senior secured basis by all the Company’s existing and future domestic restricted subsidiaries. The First Lien Notes are secured by a first priority security interest, subject to permitted liens, in substantially all of the Company and its subsidiary guarantor assets, including, but not limited to:  (1) all the capital stock of each restricted subsidiary owned by the Company, or any subsidiary guarantor; (2) all deposit accounts, security accounts, accounts receivable, inventory, investment property, inter-company notes, general intangible assets, equipment, instruments, contract rights, chattel paper, promissory notes and leases; (3) all fixtures; (4) patents, trademarks, copyrights and other intellectual property; and (5) all proceeds of, and all other amounts arising from, the collection, sale, lease, exchange, assignment, licensing, or other disposition or realization of the foregoing assets (collectively the “Collateral”). The Second Lien Notes are secured by a second priority security interest, subject to permitted liens, in the Collateral.

Interest on the First Lien Notes accrues at an annual rate equal to three-month LIBOR plus 2.125% and is payable quarterly in cash on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2007. Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 3.25% and is payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2007. Following the first interest payment on August 1, 2007, the Company may elect to pay interest on the Second Lien Notes entirely in cash or entirely by increasing the principal amount of the Second Lien Notes (“PIK Interest”). PIK Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 4.0%. Three-month LIBOR for the Secured Notes resets on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2007. The initial three-month LIBOR was set for the Secured Notes on April 23, 2007 at 5.36% and reset on August 1, 2007 at 5.36%.

The Company used a portion of the proceeds of the Secured Notes offering to repurchase all of its outstanding 11-1/2% notes and 11-3/8% notes, as well as to pay the related fees and expenses of the offering. In connection with the Secured Notes offering, for the three months ended June 30, 2007, the Company recorded debt extinguishment costs as follows (dollars in thousands):

Tender offer premium and consent costs	$34,155
Write off of remaining deferred financing costs of 11-1/2% and 11-3/8% senior notes	7,284
Acceleration of the unamortized balance of the purchase price fair value adjustment to the 11-3/8% senior notes	(10,938)
Total debt extinguishment costs	$30,501

In connection with the merger of Horizon PCS in 2005, the allocation of the purchase price resulted in an increase of the value of the 11-3/8% senior notes of approximately $14.7 million, which was recorded as long-term debt in the Consolidated Balance Sheets. This amount was to be amortized over the remaining life of the 11-3/8% senior notes as a reduction to interest expense. For the three months ended June 30, 2007 and 2006, the reduction to interest expense was approximately $0.1 million and $0.5 million, respectively. For the six months ended June 30, 2007 and 2006, the reduction to interest expense was $ 0.6 million and $1.0 million, respectively. This amount was reduced to zero in connection with the Secured Notes offering in April 2007.

The indentures governing the Secured Notes contain covenants which restrict the Company’s ability to incur additional indebtedness, merge, pay dividends, dispose of its assets, and certain other matters as defined in the indentures.

(7)  Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three and six months ended June 30, 2007 and 2006 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception.

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

iPCS Plan. Under the iPCS Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards and cash incentive awards. All of the stock options and restricted stock awarded to date under the iPCS Plan have a ten-year life with vesting on a quarterly basis over four years for employees, and over one year for directors. The iPCS Plan has been amended twice to increase the number of shares available for issuance thereunder. On May 5, 2005, the iPCS Plan was amended to increase the number of shares available for issuance by 250,000 shares, and on September 28, 2006, the iPCS Plan was amended to increase the number of shares available for issuance by 500,000 shares. In connection with the second amendment to the iPCS Plan, the Horizon Plan (discussed below) was amended to decrease the number of shares available for issuance thereunder by 211,227. Each of these amendments was approved by the Company’s stockholders. In connection with a special cash dividend paid on May 16, 2007, as discussed below, on May 2, 2007, the Compensation Committee of the Board of Directors of the Company increased the number of shares remaining available for award under the iPCS Plan by 342,630 shares. Giving effect to these amendments and modifications, the total number of shares remaining available to be awarded under the iPCS Plan as of June 30, 2007 is 760,099 shares of common stock.

Horizon Plan. Under the Horizon Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive or non-qualified stock options or stock appreciation rights. All of the stock options issued to date under the Horizon Plan have a ten-year life and vest equally in six-month increments over three years from the date of grant. As discussed above, in connection with the most recent amendment to the iPCS Plan, the Horizon Plan was amended to decrease the number of shares available for issuance thereunder by 211,227. This amendment was approved by the Company’s stockholders. On May 2, 2007, as discussed below, the Compensation Committee of the Board of Directors of the Company increased the number of shares remaining available for award under the Horizon Plan by 7,602 shares. Giving effect to this amendment and modification, the total number of shares that may be granted under the Horizon Plan is 558,602 shares of common stock, which approximately equals the number of shares underlying awards previously made under the Horizon Plan and outstanding on the date of modification.

On April 26, 2007, the Board of Directors declared a special cash dividend of $11.00 per share, approximately $187.0 million in the aggregate, payable to all holders of record of our common stock on May 8, 2007. Of this amount, approximately $186.5 million was paid on May 16, 2007. On May 2, 2007, in connection with such dividend, the Compensation Committee of the Board of Directors of the Company resolved that each stock option that is outstanding under the iPCS Plan and the Horizon Plan, on the trading day immediately preceding the trading day designated by the NASDAQ Stock Market as the ex-dividend date (the “Adjustment Date”) shall be adjusted as follows effective as of the opening of business on the Adjustment Date:

•      The number of shares of stock then subject to each option shall be adjusted by dividing the number of shares of stock then subject to the option by the Adjustment Factor; and

•      The exercise price of each option shall be adjusted by multiplying the exercise price by the Adjustment Factor.

The “Adjustment Factor” was 0.78282 and is equal to one minus the percentage reduction in the closing sale price of a share of stock on the Adjustment Date reported by the NASDAQ Stock Market at the regular hours closing price (“Closing Price”) as compared to the Closing Price of a share of stock on the Adjustment Date minus $11.00. In addition, on the Adjustment Date, the number of shares under the iPCS Plan and the Horizon Plan was adjusted by dividing the number of shares of stock reserved for issuance by the Adjustment Factor; thereby increasing the number of shares reserved for issuance. The modification resulted in an additional 184,537 shares to 75 employees and directors who had options outstanding on the modification date. All option information has been retroactively restated to reflect this modification. With this modification, the Company will record additional stock-based compensation expense of approximately $6.7 million, of which approximately $3.2 million was recorded as of the date of modification and the remainder will be recognized over the remaining vesting period for the options. An additional $0.6 million of compensation expense related to the modification was recorded in the three months ended June 30, 2007 with the quarter-end vesting of stock options.

Effective January 24, 2007, Alan Morse ceased to be the Company’s Chief Operating Officer. As a result of his separation, Mr. Morse received an accelerated additional year of vesting of his options. With this agreement, the modification of his option awards resulted in a new measurement date. The fair value of the options prior to the modification was zero. The fair value of the options subsequent to the modification resulted in an additional $0.6 million of stock-based compensation expense recorded in the six months ended June 30, 2007.

The table below outlines the assumptions used for the option modifications:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007		June 30, 2007
	Range	Weighted Average	Range	Weighted Average
Risk free interest rate	4.32% - 4.55%	4.44%	4.32%-5.13%	4.47%
Volatility		38.00%		38.00%
Dividend yield		0.00%		0.00%
Expected life in years		4.39		4.21
Fair value price		$9.84		$10.31

During the three and six months ended June 30, 2007, the Company awarded 958 and 267,985 stock options, respectively, to employees and the board of directors with exercise prices equal to the fair market value on the date of grants. The fair value of each grant is estimated at the grant date using the Black Scholes option pricing method. There were no grants awarded during the three and six months ended June 30, 2006. The table below outlines the assumptions used for the options granted during the three and six months ended June 30, 2007:

	For the Three Months Ended June 30, 2007		For the Six Months Ended June 30, 2007
	Range	Weighted Average	Range		Weighted Average
Risk free interest rate	4.56%	4.56%	4.45% to 4.8	1%	4.48%
Volatility		38.00%			38.00%
Dividend yield		0.00%			0.00%
Expected life in years		6.08			5.92
Fair value price		$17.17			$17.48

The following table shows stock-based compensation expense by type of share-based award for the three and six months ended June 30, 2007 and 2006 included in the consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Restricted stock	$201	$25	$402	$50
Amortization of unearned compensation of stock option awards	30	89	237	180
Fair value expense of stock option awards	4,586	740	6,091	1,087
Total stock-based compensation	$4,817	$854	$6,730	$1,317

The following table shows the total remaining unrecognized compensation cost related to: restricted stock grants, unearned compensation of stock option awards, and fair value expense of stock option awards; as well as the weighted average remaining required service period over which such costs will be recognized:

	Total Remaining Unrecognized Compensation Cost (in millions)	Weighted Average Remaining Required Service Period (in years)
Restricted stock	$2.6	3.41
Unearned compensation of stock option awards	0.0	0.25
Fair value expense of stock option awards	7.6	2.91

Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Cost of service and roaming	$291	$31	$379	$62
Sales and marketing	650	198	797	268
General and administrative	3,876	625	5,554	987
Total stock-based compensation	$4,817	$854	$6,730	$1,317

A summary of activity related to the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2006	831,078	$12.19
Granted	267,985	39.56
Exercised	(227,165)	(13.49)
Forfeited	(30,228)	(22.77)
Outstanding at June 30, 2007	841,670	$20.17	7.97	$13,053
Exercisable at June 30, 2007	435,798	$15.09	7.51	$8,493

A summary of activity related to the Company’s restricted shares is as follows:

	Shares	Weighted Average Fair Value Price
Restricted shares at December 31, 2006	7,552	$22.67
Granted	55,700	50.53
Vested	(9,293)	(43.22)
Restricted shares at June 30, 2007	53,959	$47.89

(9)  Commitments and Contingencies

(a) Commitments

On December 29, 2006, the Company signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling $17.1 million in aggregate. The $17.1 million commitment consists of a non-cancelable purchase of $8.9 million of equipment and services and an option to purchase an additional $8.2 million of equipment and services.  As of December 31, 2006, the Company has submitted a non-cancelable purchase order for the $8.9 million, and therefore has no further commitment under this letter of agreement. However, if the Company elects to exercise its option to purchase any additional equipment and services from Nortel Networks under this letter of agreement, the Company will be required to purchase the entire additional $8.2 million of equipment and services.  In addition, if the Company elects to exercise this option after November 30, 2007, the Company will be required to pay an additional $1.0 million. As of June 30, 2007, the Company has paid the full $8.9 million of this commitment, and therefore has no further obligations under this commitment.

In conjunction with the issuance of the Secured Notes, the Company entered into registration rights agreements with the initial purchasers of the Secured notes.  Under the agreements, the Company accepted certain obligations with respect to registration of the Secured Notes with the SEC.  Failure to satisfy these obligations could result in monetary damages due to the Secured Note holders during the period of failure.  If incurred, monetary damages could aggregate $23,750 per week with respect to the first 90-day period of failure, and increase by $23,750 per week for each subsequent 90-day period of failure up to a maximum of $237,500 per week until the Company’s obligations under these agreements have been satisfied.

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

On December 8, 2006, the Company initiated arbitration proceedings against Sprint with respect to the Company’s dispute regarding the rates that Sprint charges the Company for providing certain back-office support services to the Company.  As discussed above in Note 3, the Company strongly disagrees with the Sprint-proposed rates and, as provided for in the Company’s agreements with Sprint, the Company elected to submit the determination of the new rates to binding arbitration before the International Institute for Conflict Prevention and Resolution.  A three-judge panel has been selected and the parties are engaged in discovery.  The Company currently expects that its hearing before the panel will occur next year.

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

(c)                    FCC Licenses

Sprint PCS holds the licenses necessary to provide wireless services in the Company’s territory. The Federal Communications Commission (“FCC”) requires that licensees like Sprint PCS maintain control of their licensed spectrums and not delegate control to third-party operators or managers without FCC consent and are subject to renewal and revocation by the FCC. Certain Sprint PCS wireless licenses in the Company’s territory were scheduled to expire in April and June 2007.  All licenses that were scheduled to expire in April 2007 and June 2007 were renewed for additional ten-year terms, except that one such license was renewed for an additional eight years. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint PCS or the Company to comply with these standards could result in the non-renewal of the Sprint PCS licenses for the Company’s territory. Additionally, if Sprint PCS does not demonstrate to the FCC that Sprint PCS has met the construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint PCS loses its licenses in the Company’s territory for any of these reasons, the Company would not be able to provide wireless services without obtaining rights to other licenses.

If Sprint PCS loses its licenses in another territory, Sprint PCS or the applicable PCS Affiliate or Sprint would not be able to provide wireless services without obtaining rights to other licenses and the Company’s ability to offer nationwide calling plans would be diminished and potentially more costly.

(10) Consolidating Financial Information

The Secured Notes are fully, unconditionally and joint and severally guaranteed by the Company’s domestic restricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, which are 100% owned subsidiaries of iPCS, Inc. (See Note 6, Long-Term Debt). The following consolidating financial information as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 is presented for iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC (in thousands):

iPCS, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
as of June 30, 2007

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$31,778	$—	$34,555	$208	$—	$66,541
Other current assets	423,638	264,562	46,041	111,895	91,328	(858,824)	78,640
Total current assets	423,638	296,340	46,041	146,450	91,536	(858,824)	145,181
Property and equipment, net	—	69,922	3,234	44,763	18,273	(52)	136,140
Intangible assets, net	—	47,206	—	156,582	54,160	—	257,948
Other non-current assets	8,210	2,191	—	2,615	19	—	13,035
Investment in subsidiaries	228,097	—	—	—	—	(228,097)	—
Total assets	$659,945	$415,659	$49,275	$350,410	$163,988	$(1,086,973)	$552,304
Current liabilities	$210,406	$378,065	$43	$252,275	$108,948	$(858,876)	$90,861
Long-term debt	475,000	453	—	—	—	—	475,453
Other long-term liabilities	362	4,683	—	6,134	634	—	11,813
Total liabilities	685,768	383,201	43	258,409	109,582	(858,876)	578,127
Stockholders’ equity (deficiency)	(25,823)	32,458	49,232	92,001	54,406	(228,097)	(25,823)
Total liabilities and stockholders’ equity (deficiency)	$659,945	$415,659	$49,275	$350,410	$163,988	$(1,086,973)	$552,304

iPCS, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
as of December 31, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$85,474	$—	$34,823	$202	$—	$120,499
Other current assets	139,294	73,621	38,200	94,771	72,499	(335,930)	82,455
Total current assets	139,294	159,095	38,200	129,594	72,701	(335,930)	202,954
Property and equipment, net	—	64,773	6,375	51,960	16,597	(64)	139,641
Intangible assets, net	—	49,259	—	166,609	57,268	—	273,136
Other non-current assets	4,790	1,756	—	4,079	715	—	11,340
Investment in subsidiaries	253,001	—	—	—	—	(253,001)	—
Total assets	$397,085	$274,883	$44,575	$352,242	$147,281	$(588,995)	$627,071
Current liabilities	$17,900	$232,247	$42	$127,688	$58,887	$(335,994)	$100,770
Long-term debt	165,000	468	—	104,400	32,177	—	302,045
Other long-term liabilities	—	4,088	—	5,402	581	—	10,071
Total liabilities	182,900	236,803	42	237,490	91,645	(335,994)	412,886
Stockholders’ equity (deficiency)	214,185	38,080	44,533	114,752	55,636	(253,001)	214,185
Total liabilities and stockholders’ equity (deficiency)	$397,085	$274,883	$44,575	$352,242	$147,281	$(588,995)	$627,071

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2007

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$73,646	$420	$38,793	$20,794	$(420)	$133,233
Cost of revenues	—	(49,243)	—	(28,998)	(13,688)	420	(91,509)
Selling and marketing	—	(10,130)	—	(6,368)	(2,610)	—	(19,108)
General and administrative	(598)	(5,944)	—	(1,675)	(453)	—	(8,670)
Depreciation and amortization	—	(7,523)	(546)	(8,736)	(2,820)	—	(19,625)
Gain (loss) on disposal of property and equipment	—	(2,468)	2,444	12	—	6	(6)
Total operating expenses	(598)	(75,308)	1,898	(45,765)	(19,571)	426	(138,918)
Other, net	(31,780)	550	835	(5,711)	(1,853)	—	(37,959)
Loss in subsidiaries	(11,272)	—	—	—	—	11,272	—
Net income (loss)	$(43,650)	$(1,112)	$3,153	$(12,683)	$(630)	$11,278	$(43,644)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$67,100	$1,112	$51,891	$1,382	$(1,112)	$120,373
Cost of revenues	—	(43,613)	—	(33,026)	(2,971)	1,112	(78,498)
Selling and marketing	—	(9,623)	—	(6,227)	(1,494)	—	(17,344)
General and administrative	(531)	(3,031)	—	(2,090)	(85)	—	(5,737)
Depreciation and amortization	—	(8,923)	(1,186)	(9,589)	(2,705)	—	(22,403)
Gain (loss) on disposal of property and equipment	—	(151)	87	(118)	—	6	(176)
Total operating expenses	(531)	(65,341)	(1,099)	(51,050)	(7,255)	1,118	(124,158)
Other, net	(4,968)	44	871	(1,809)	(727)	—	(6,589)
Loss in subsidiaries	(4,881)	—	—	—	—	4,881	—
Net income (loss)	$(10,380)	$1,803	$884	$(968)	$(6,600)	$4,887	$(10,374)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2007

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$139,156	$1,106	$74,775	$40,155	$(1,106)	$254,086
Cost of revenues	—	(96,672)	—	(56,113)	(26,424)	1,106	(178,103)
Selling and marketing	—	(21,134)	—	(13,034)	(5,514)	—	(39,682)
General and administrative	(1,147)	(10,015)	(1)	(3,218)	(1,216)	—	(15,597)
Depreciation and amortization	—	(14,536)	(1,397)	(17,430)	(5,694)	—	(39,057)
Gain (loss) on disposal of property and equipment	—	(3,178)	3,124	(22)	(2)	13	(65)
Total operating expenses	(1,147)	(145,535)	1,726	(89,817)	(38,850)	1,119	(272,504)
Other, net	(36,749)	757	1,868	(7,709)	(2,536)	—	(44,369)
Loss in subsidiaries	(24,904)	—	—	—	—	24,904	—
Net income (loss)	$(62,800)	$(5,622)	$4,700	$(22,751)	$(1,231)	$24,917	$(62,787)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$130,835	$2,391	$83,865	$18,158	$(2,391)	$232,858
Cost of revenues	—	(86,354)	—	(55,710)	(13,375)	2,391	(153,048)
Selling and marketing	—	(18,457)	—	(11,488)	(4,159)	—	(34,104)
General and administrative	(1,084)	(6,760)	(1)	(4,762)	(261)	—	(12,868)
Depreciation and amortization	—	(17,595)	(2,581)	(20,602)	(5,528)	—	(46,306)
Gain (loss) on disposal of property and equipment	—	(356)	104	(172)	—	11	(413)
Total operating expenses	(1,084)	(129,522)	(2,478)	(92,734)	(23,323)	2,402	(246,739)
Other, net	(9,937)	77	1,665	(3,847)	(1,453)	—	(13,495)
Loss in subsidiaries	(16,366)	—	—	—	—	16,366	—
Net income (loss)	$(27,387)	$1,390	$1,578	$(12,716)	$(6,618)	$16,377	$(27,376)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Operating activities	$(99,877)	$(35,263)	$(4,709)	$110,374	$35,689	$—	$6,214
Investing activities	—	(18,422)	4,709	(3,306)	(2,602)		(19,621)
Financing activities	99,877	(11)	—	(107,336)	(33,081)	—	(40,551)
Increase (decrease) in cash and cash equivalents	—	(53,696)	—	(268)	6	—	(53,958)
Cash and cash equivalents at beginning of period	—	85,474	—	34,823	202	—	120,499
Cash and cash equivalents at end of period	$—	$31,778	$—	$34,555	$208	$—	$66,541

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Operating activities	$—	$11,251	$(1,527)	$6,949	$688	$—	$17,361
Investing activities	—	(5,927)	1,527	(14,012)	(1,098)	—	(19,510)
Financing activities	—	1,127	—	—	—	—	1,127
Increase (decrease) in cash and cash equivalents	—	6,451	—	(7,063)	(410)	—	(1,022)
Cash and cash equivalents at beginning of period	—	68,993	—	41,099	745	—	110,837
Cash and cash equivalents at end of period	$—	$75,444	$—	$34,036	$335	$—	$109,815

(11) Subsequent Event

On July 20, 2007, the Company entered into an interest rate swap agreement for a notional amount of $300.0 million associated with the interest on the Company’s First Lien Notes effective August 1, 2007 for a period of three years.  Under this agreement, the Company receives interest at a floating rate of three-month LIBOR and pays interest at a fixed rate of 5.34%, resulting in an effective rate in relation to the First Lien Notes of  7.47% throughout the term of the swap.  The interest rate swap has been designated as a cash flow hedge.  The fair value of the interest rate swap will be recorded in Stockholders’ Equity (Deficiency) under Accumulated Other Comprehensive Income (Loss), net of applicable income tax expense or benefit.  The counterparty to the swap is a major financial institution and has been accorded high ratings by primary rating agencies.  While the Company is exposed to credit risk due to the possibility of non-performance of its counterparty, the Company considers this risk to be remote.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements about future events and expectations that are “forward-looking statements.” These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative use of these terms or other comparable terminology. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements include:

•                  statements regarding our anticipated revenues, expense levels, capital expenditures, liquidity and capital resources and operating losses; and

•                  statements regarding expectations or projections about markets in our territory.

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

•                  the impact and final outcome of our litigation and arbitration against Sprint, Nextel and Sprint PCS;

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

•                  our subscriber credit quality and its ultimate impact on bad debt expense;

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). We are still evaluating the impact of the implementation of SFAS No. 159 on our financial position, results of operations or cash flows.

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

•                  Churn is a measure of the average monthly rate at which subscribers based in our territory deactivate service on a voluntary or involuntary (credit-related) basis. We calculate average monthly churn based on the number of subscribers deactivated during the period (net of those who deactivated within 30 days of activation and excluding transfers out of our territory) as a percentage of our average monthly subscriber base during the period divided by the number of months during the period.

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

Business Overview

As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in 80 markets including markets in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. The territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our PCS network is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, co-branded dealers, major national retailers and local third party distributors. As of June 30, 2007, our licensed territory had a total population of approximately 15.0 million residents, of which our wireless network covered approximately 11.9 million residents, and we had approximately 612,000 subscribers.

We recognize revenues from the provision of wireless telecommunications services to our subscribers, proceeds from the sale of handsets and accessories through channels controlled by us and roaming fees. Sprint PCS retains 8% of all service revenue collected from our subscribers (not including product sales or roaming charges billed to our subscribers) and 8% of all fees collected from other wireless service providers when their subscribers roam onto our network. We report the amount retained by Sprint PCS as an operating expense. In addition, Sprint PCS bills our subscribers for taxes, handset insurance and Universal Service Fund charges which we do not recognize. Sprint PCS collects these amounts from the subscribers and remits them to the appropriate entity.

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

Sprint’s merger with Nextel, which closed in August 2005, has thrust our relationship with Sprint into a state of uncertainty, the resolution of which may have a material adverse effect on our business. As discussed in “—Commitments and Contingencies” below, Sprint’s merger with Nextel has been the subject of two separate lawsuits that we filed against Sprint in July 2005. Although we have received final orders in both lawsuits, Sprint has appealed the Illinois order.  Accordingly, the final outcome of the dispute is still unknown pending appeal. In addition to our complaints, a number of other PCS Affiliates of Sprint also filed complaints against Sprint, Sprint PCS and Nextel, including AirGate PCS (a wholly owned subsidiary of Alamosa Holdings, Inc.), UbiquiTel, Inc., U.S. Unwired, Inc., Gulf Coast Wireless, Inc., Enterprise Communications Partnership and Northern PCS Services, LLC.  Sprint has acquired each of these other PCS Affiliates of Sprint and the complaints have been dismissed.

We do not know the final outcome of our litigation against Sprint. If we do not prevail, Sprint may engage in conduct that has a material adverse effect on our business and operations. We intend to continue to enforce our rights to the fullest extent, but there is no assurance that we will prevail.

Effective January 1, 2007, Sprint increased its rates for certain back-office services Sprint provides to us.  We strongly disagree with these rates and have submitted the matter to arbitration.  Likewise, Sprint also decreased the reciprocal roaming rates we receive for voice and data when subscribers of Sprint PCS and other PCS Affiliates of Sprint roam onto our network.  We strongly disagree with Sprint’s new roaming rates and continue to oppose them.  We plan to submit the matter to arbitration or litigation if necessary. See discussion below regarding both these rate issues with Sprint in “—Commitments and Contingencies.”

Consolidated Results of Operations

Summary

For the three and six months ended June 30, 2007 our net loss was $43.6 million and $62.8 million, respectively, compared to $10.4 million and $27.4 million for the same periods in 2006.  The higher net loss for the periods ended June 30, 2007 included $30.5 million of costs related to the repurchase of our 11-1/2% and 11-3/8% senior notes (see Note 6, Long-Term Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Form 10-Q). The remaining higher net losses for the periods ended June 30, 2007 primarily reflected increases in subscriber acquisition costs as a result of our growth in gross additions, and increases in operating expenses, including higher bad debt expenses, upgrade and retention costs, back office service fees paid to Sprint and stock-based compensation expenses.  These increased expenses were partially offset by higher revenues, primarily reflecting our larger subscriber base, lower Sprint litigation expense and lower depreciation and amortization expenses. Additionally, the higher net loss for the 2007 periods reflected the impact of the lower reciprocal roaming rates partially offset by a substantial increase in data kilobytes usage on our network.

Presented below is more detailed comparative data and discussion regarding our consolidated results of operations for the three and six months ended June 30, 2007 versus the three and six months ended June 30, 2006.

For the Three and Six Months Ended June 30, 2007 compared to the Three and Six Months Ended June 30, 2006

Results of operations for any period less than one year are not necessarily indicative of results of operations for a full year.

Key Performance Metrics.

Management uses several key performance metrics to analyze the operations of our business. Below are tables setting forth the metrics that we use for the relevant time periods:

	As of and for the Three Months Ended June 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
Total Subscribers	612,000	517,500	94,500	18%
Net Subscriber Additions	21,000	10,900	10,100	93%
Churn	2.2%	2.5%	(0.3)%	(12)%
ARPU	$49.80	$50.27	$(0.47)	(1)%
CPGA	$364	$381	$(17)	(4)%

	As of and for the Six Months Ended June 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
Total Subscribers	612,000	517,500	94,500	18%
Net Subscriber Additions	50,700	23,900	26,800	112%
Churn	2.2%	2.5%	(0.3)%	(12)%
ARPU	$49.56	$50.18	$(0.63)	(1)%
CPGA	$368	$375	$(7)	(2)%

Net Subscriber Additions.      For the periods ended June 30, 2007, strong handset promotions, an increased number of net ported-in subscribers from other wireless carriers, and an increase of 15 exclusive co-branded dealer locations, helped to drive new subscriber growth. The effectiveness of family add-a-phone plans helped to reduce churn, which coupled with the new subscriber growth contributed to the increases in net subscriber additions in the periods ended June 30, 2007 compared to the same periods in 2006.

Churn.     The decrease in churn for the periods ended June 30, 2007 was due to improvements in both voluntary and involuntary (credit-related) deactivations. At June 30, 2007 approximately 90% of our subscribers were under contract compared to 88% at June 30, 2006.

Average Revenue Per User.      We continue to experience decreasing voice revenue offset by increasing data revenue. Average monthly voice revenue per subscriber decreased 7% for both the three month and six month comparative periods from $41.08 and $41.15 in the three and six months ended June 30, 2006 compared to $38.12 and $38.07 in the three and six months ended June 30, 2007.  These decreases can be largely attributed to the continued growth of the family add-a-phone plans.  While these customers are not as likely to switch to another wireless company, or churn, their ARPU is lower due to the lower monthly recurring charge on add-a- phone rate plans.  Average monthly data revenue increased from $9.09 and $8.81 in the three and six months ended June 30, 2006, respectively, to $10.75 and $10.93 for the three and six months ended June 30, 2007, respectively. Data revenue continues to increase due to the use of data cards and the popularity of our data products, including text messaging, downloading ringers, music and games, sending and receiving pictures, playing games and browsing the Internet.

Cost Per Gross Addition.     Due to increases in gross additions of 24% and 28% in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, fixed costs per gross additions dropped $43 and $37 for the same periods, respectively.  Offsetting these decreases in fixed costs per gross addition, the variable costs of commissions and subsidy costs increased $26 and $30 per gross addition in the three and six month periods ended June 30, 2007 compared to the same periods in 2006, respectively. At June 30, 2007, we operated 38 retail stores and managed 91 exclusive co-branded dealers, compared to 38 retail stores and 76 exclusive co-branded dealers at June 30, 2006.

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

The following tables reconcile the non-GAAP financial measures with our consolidated financial statements presented in accordance with GAAP, excluding subscriber data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
ARPU
Service revenue	$89,924	$77,314	$174,945	$152,720
Average subscribers	601,868	512,677	588,345	507,191
ARPU	$49.80	$50.27	$49.56	$50.18

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenues.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
CPGA
Selling and Marketing:	$19,108	$17,344	$39,682	$34,104
plus: Equipment costs, net of cost of upgrades	8,968	6,386	19,218	13,292
less: Equipment revenue, net of upgrade revenue	(2,809)	(2,684)	(5,386)	(5,105)
less: Stock-based compensation expense	(650)	(198)	(797)	(268)
CPGA costs	$24,617	$20,848	52,717	42,023
Gross adds	67,688	54,780	143,346	112,165
CPGA	$364	$381	$368	$375

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

Revenues.

The following tables set forth a breakdown of revenues by type:

	For the Three Months Ended June 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
Service revenue	$89,924	$77,314	$12,610	16%
Roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint	33,059	34,442	(1,383)	(4)%
Roaming revenue from other wireless carriers	3,004	2,292	712	31%
Reseller revenue	3,973	2,799	1,174	42%
Equipment and other revenue	3,273	3,526	(253)	(7)%
Total revenues	$133,233	$120,373	$12,860	11%

	For the Six Months Ended June 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
Service revenue	$174,945	$152,720	$22,225	15%
Roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint	59,576	63,159	(3,583)	(6)%
Roaming revenue from other wireless carriers	5,341	4,380	961	22%
Reseller revenue	8,080	5,621	2,459	44%
Equipment and other revenue	6,144	6,978	(834)	(12)%
Total revenues	$254,086	$232,858	$21,228	9%

•                    Service revenue.   Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes over plan, long distance, roaming usage charges, other feature revenues and late payment fee and early cancellation fee revenues. Deductions for billing adjustments and promotional credits are recorded as a reduction to service revenue. Increases in average subscribers were attributable for $13.5 million and $24.4 million of the increases in revenue for the three and six month periods, respectively.  These increases were offset by decreases of $0.9 million and $2.2 million due to the decreases in ARPU for the same periods, respectively.

•                    Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.   We receive revenue on a per minute basis for voice traffic and per kilobyte basis for data traffic when subscribers of Sprint PCS and other PCS Affiliates of Sprint use our network.  In addition, we receive toll revenue for any long distance calls made by these subscribers while roaming on our network.  For the periods ended June 30, 2006, the reciprocal roaming rate was $0.058 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania) and $0.002 per kilobyte for data traffic.  For the periods ended June 30, 2007, the reciprocal rate was $0.0403 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania) and $0.001 per kilobyte for data traffic  For the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, voice roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint, including related toll revenue, decreased by $4.7 million and $8.6 million, respectively, due mainly to the decrease in the rate.  Data roaming revenue increased by $3.3 million and $5.0 million for the three and six month periods, due mainly to increases in data usage of 162% and 157%, respectively, offset by a decrease in the rate. We continue to experience increased growth in kilobyte data usage from subscribers of Sprint PCS and other PCS Affiliates of Sprint as more subscribers utilize data products with their handsets and air cards. Roaming minutes from subscribers of Sprint PCS and other PCS Affiliates of Sprint were essentially unchanged at 0.4 billion and 0.8 billion for the three and six months ended June 30, 2007 and 2006, respectively.  Roaming kilobytes from subscribers of Sprint PCS and other PCS Affiliates of Sprint for the three and six months ended June 30, 2007 were 9.4 billion and 15.7 billion, respectively, compared to 3.6 billion and 6.1 billion for the three and six months ended June 30, 2006, respectively.

•                    Roaming revenue from other wireless carriers.   We receive roaming revenue from wireless carriers other than Sprint and other PCS Affiliates of Sprint when subscribers of such other wireless carriers roam in our territory. We do not have agreements with these other wireless carriers. Instead, we rely on roaming arrangements Sprint PCS has negotiated with them. We are paid on a per minute basis for voice traffic pursuant to these agreements.  For the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, roaming revenue from other wireless carriers increased by $0.7 million and $1.0 million, respectively.  For the three and six months ended June 30, 2007, roaming minutes were 55.4 million and 97.7 million, respectively, compared to 21.1 million and 40.1 million for the same periods in 2006.  The average per minute rate decreased from $0.11 per minute for the three and six months ended June 30, 2006 to $0.05 per minute for the three and six months ended June 30, 2007.  Roaming minutes increased while the average per minute rate decreased due mainly to a new roaming agreement Sprint signed with Alltel in mid-2006.  This agreement has increased the number of roaming minutes we receive from Alltel, but at a rate significantly lower than what we had received in the first half of 2006.

•                    Reseller revenue.   Through Sprint PCS we allow resellers, known as MVNOs, such as Virgin Mobile, to use our network. Pursuant to these arrangements, we are paid on a per minute and per kilobyte basis. The three and six months increases primarily reflect increases in reseller subscribers and increased ARPU per reseller subscriber.  At June 30, 2007, we had approximately 248,700 reseller subscribers compared to approximately 183,400 at June 30, 2006.  For the three and six months ended June 30, 2007 reseller ARPU was $5.34 and $5.54, respectively, compared to $5.07 and $5.14 for the three and six months ended June 30, 2006, respectively.

•                     Equipment and other revenue.   Equipment and other revenue is derived primarily from the sale of handsets and accessories to new customers and from current customers who upgrade their handsets through our retail and local distribution channels, in each case, net of sales incentives, rebates and an allowance for returns. Through June 18, 2006, our handset return policy allowed customers to return their handsets for a full refund within 14 days after the date of purchase. With respect to handsets sold after such date, we allow customers to return their handsets for a full refund within 30 days after the date of purchase. This change was consistent with the change in Sprint’s return policy.  Decreases in equipment and other revenue for the three and six month periods reflect higher promotional discounts for upgrades.

Operating and Non-Operating Expenses.

The following tables set forth a breakdown of selected operating and non-operating expenses by type:

	For the Three Months Ended June 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
Cost of service and roaming	$78,739	$68,630	$10,109	15%
Cost of equipment	12,770	9,868	2,902	29
Selling and marketing	19,108	17,344	1,764	10
General and administrative	8,670	5,737	2,933	51
Depreciation and amortization	19,625	22,403	(2,778)	(12)
Interest expense	9,128	7,896	1,232	16
Debt extinguishment costs	30,501	—	30,501	—

	For the Six Months Ended June 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
Cost of service and roaming	$152,154	$133,651	$18,503	14%
Cost of equipment	25,949	19,397	6,552	34
Selling and marketing	39,682	34,104	5,578	16
General and administrative	15,597	12,868	2,729	21
Depreciation and amortization	39,057	46,306	(7,249)	(16)
Interest expense	17,098	16,017	1,081	7
Debt extinguishment costs	30,501	—	30,501	—

Cost of Service and Roaming.   Cost of service and roaming includes network operations expense, roaming expense relating to when our subscribers roam either on other Sprint PCS networks or other wireless carriers’ networks, expense for back-office customer services provided by Sprint PCS, bad debt expense, long distance expense, the 8%

affiliation fee due to Sprint PCS for collected revenues and stock-based compensation expense. Network operations expenses include salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost of our subscribers using Sprint PCS and other wireless carriers’ networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under “—Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.” Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. Of the increases for the two periods, $3.2 million and $6.1 million, or 32% and 33%, of the total increase, respectively, was due to higher per user fees charged by Sprint for back-office customer service, reflecting higher average subscribers coupled with an increase in rates charged by Sprint between 2007 and 2006.  Effective January 1, 2007, this rate increased from $6.75 per subscriber per month to $7.50 per subscriber per month. In the three and six months ended June 30, 2007 compared to the same 2006 periods, bad debt expense increased $1.9 million and $3.1 million, respectively, due to a higher number of sub-prime credit subscribers, an overall deterioration of our customer aging, higher average write-offs per subscriber and lower recoveries as a percentage of write-offs.  Roaming expense increased $0.3 million and $1.4 million for the three and six month periods, respectively; however voice roaming expense  with Sprint decreased $3.7 million and $7.1 million, respectively, due to the decrease in the reciprocal rate with Sprint, while data roaming expense increased $3.7 million and $8.2 million, respectively, due to 231% and 254% increases in kilobyte usage in the three and six months ended June 30, 2007 compared to this same period in 2006.  The remaining increase was due to the related costs of servicing a larger network and larger subscriber base.

At June 30, 2007, our network consisted of 1,656 leased cell sites and five switches.  At June 30, 2006, our network consisted of 1,524 leased cell sites and five switches.

Cost of equipment.   Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment for new activations increased $2.6 million and $5.9 million, or 40% and 45%, respectively, in the three and six months ended June 30, 2007 compared to the same period in 2006 reflecting increases of 38% and 43%, respectively, in new activations from our retail and local distribution channels. The remaining increase was due to higher equipment costs related to upgrades.

Selling and marketing.   Selling and marketing expense includes the costs to operate our retail stores, advertising and promotional expenses, commissions, equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint-controlled channels and stock-based compensation expense.  The increases for the three and six month periods were primarily due to higher costs related to handset subsidies from our indirect channels, and commissions and fees paid for each new activation, all of which totaled $2.3 million and $5.5 million, respectively.  These increases were a direct result of increases in gross subscriber additions in the three and six months ended June 30, 2007 compared to the same periods of 2006. For the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, salaries and benefits increased $0.3 million and $0.8 million, respectively, due to additional employees hired to support the growth in our exclusive branded dealer channels during 2006.  These increases were offset by decreases in promotional expenses for the three and six month periods in 2007 as compared to the same periods in 2006.  Stock-based compensation expense included in selling and marketing totaled approximately $0.6 million and $0.8 million for the three and six months ended June 30, 2007 compared to $0.2 million and $0.3 million for the three and six months ended June 30, 2006.  Included in the stock-based compensation expense for the 2007 periods was $0.4 million relating to stock option modifications in connection with the special cash dividend paid in May 2007 (see Note 8, Stock-Based Compensation, of the “Notes to Unaudited Consolidated Financial Statements” in this Form 10-Q).

General and administrative.   General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense, other professional expenses and stock-based compensation expenses.  Results for the three and six months ended June 30, 2007 included approximately $0.4 million and $1.1 million, respectively, in Sprint litigation expenses.  This compares to $2.0 million and $5.1 million for the three and six months ended June 30, 2006, respectively.   Stock-based compensation expense included in general and administrative expense totaled approximately $3.9 million and $5.6 million for the three and six months ended June 30, 2007, compared to $0.6 million and $1.0 million for the three and six months ended June 30, 2006.  Included in the stock-based compensation expense for the 2007 periods was $3.1 million relating to stock option modifications in connection with the special cash dividend paid in May 2007.  Additionally, the six months ended June 30, 2007 includes $0.6 million related to a modification to option award agreements held by our former chief operating officer in connection with his separation in January 2007 (see Note 8, Stock-Based Compensation, of the “Notes to Unaudited Consolidated Financial Statements” in this Form 10-Q).  In the six months ended June 30, 2007, we also incurred $0.5 million of severance expense related to this separation.

Depreciation and amortization.   Amortization of intangible assets totaled $7.6 million and $15.1 million for the three and six months ended June 30, 2007, respectively, compared to $9.5 million and $19.0 million for the three and six months ended June 30, 2006, decreases of $1.9 million and $3.9 million for the two respective periods.  At December 31, 2006, the intangible asset related to the iPCS Wireless subscriber base was fully amortized which decreased the amortization in 2007. Depreciation expense totaled $12.0 million and $23.9 million for the three and six months ended June 30, 2007 compared to $12.9 million and $27.3 million for the three and six months ended June 30, 2006, decreases of $0.9 million and $3.4 million for the respective periods.  During the three and six months ended June 30, 2006, we recorded accelerated depreciation expense of $0.7 million and $2.8 million, respectively, due to a reduction in the remaining useful lives of Motorola equipment being replaced in the Pennsylvania, Maryland, New York and New Jersey markets.

Interest expense.   Prior to April 23, 2007, interest expense consisted of interest on our 11-1/2% senior notes and 11-3/8% senior notes, totaling $290.0 million in principal, including normal amortization of financing costs, net of capitalized interest and amortization of the fair value adjustment for the 11-3/8% senior notes.  Since April 23, 2007, interest expense consists of interest on our Secured Notes (see Liquidity and Capital Resources below), totaling $475.0 million in principal, including normal amortization of financing costs, net of capitalized interest.  The increase in interest expense in the three and six month periods primarily reflects higher borrowings under the Secured Notes than under the 11-1/2% senior notes and 11-3/8% senior notes.  These higher borrowings were partially offset by a lower average interest rate on the newly issued LIBOR-based Secured Notes of 7.89% than on the fixed rate notes.

Debt extinguishment costs.  Debt extinguishment costs represent expenses recognized during the three months ended June 30, 2007 in connection with the repurchase of our outstanding 11-1/2% and 11-3/8% notes.  In the three months ended June 30, 2007, we recorded approximately $34.2 million of expense related to the tender offer premium and consent payments on the tender offering, approximately $7.3 million of expense related to the write off of the remaining deferred financing fees for the repurchased notes and approximately $10.9 million as a reduction to interest expense to reflect the accelerated amortization of the remaining unamortized balance of the purchase price fair value allocation to the 11-3/8% notes recorded in July 2005 related to the Horizon PCS merger.

Liquidity and Capital Resources

On April 23, 2007, we closed our offering of $475.0 million in aggregate principal amount of senior secured  notes, consisting of $300.0 million in aggregate principal amount of First Lien Senior Secured Floating Rate Notes due 2013 (“First Lien Notes”) and $175.0 million in aggregate principal amount of Second Lien Senior Secured Floating Rate Notes (“Second Lien Notes” due 2014 and together with the First Lien Notes, the “Secured Notes”) in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Secured Notes are senior secured obligations and are unconditionally guaranteed on a senior secured basis by all of our existing and future domestic restricted subsidiaries.  The First Lien Notes are secured by a first priority security interest, subject to permitted liens, in substantially all of our and our subsidiary guarantor assets.  The Second Lien Notes are secured by a second priority security interest, subject to permitted liens, in the collateral.

Interest on the First Lien Notes accrues at an annual rate equal to three-month LIBOR plus 2.125% and is payable quarterly in cash on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2007.  Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 3.25% and is payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2007.  Following the first interest payment on August 1, 2007, we may elect to pay interest on the Second Lien Notes entirely in cash or entirely by increasing the principal amount of the Second Lien Notes (“PIK Interest”).  PIK Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 4.0%.  Three-month LIBOR for the Secured Notes resets on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2007.  The initial three-month LIBOR was set for the Secured Notes on April 23, 2007 at 5.36% and reset on August 1, 2007 at 5.36%.

We used a portion of the proceeds of the Secured Notes offering to repurchase all of our outstanding 11-1/2% notes and 11-3/8% notes, as well as to pay the related fees and expenses of the offering.  We also used the remaining net proceeds from the Secured Notes offering, together with approximately $58.0 million of our available cash, to pay a special cash dividend to common stockholders. On April 26, 2007, our Board of Directors declared a special cash dividend of $11.00 per share, approximately $187.0 million in the aggregate, payable to all holders of record of our common stock on May 8, 2007.  Of this, approximately $186.5 million was paid on May 16, 2007.

We are completely dependent on available cash on hand and operating cash flow to operate our business and fund our capital needs.  We believe our available cash and operating cash flow will be sufficient to operate our business and fund our capital needs for the foreseeable future.  However, our liquidity is dependent on a number of factors influencing our forecast of earnings and operating cash flows, including those discussed below in -“Recent Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources”.

Significant Sources of Cash

We generated $6.2 million in operating cash flows for the six months ended June 30, 2007, compared to $17.4 million for the six months ended June 30, 2006, a decrease of $11.2 million. For the six months ended June 30, 2007, net loss, as adjusted for the exclusion of debt extinguishment costs and non-cash items, provided $20.6 million of cash.  This compares to $24.2 million for the six months ended June 30, 2006.  For the six months ended June 30, 2007, changes in Sprint related working capital used cash of $1.2 million and changes in non-Sprint related working capital used cash of $13.2 million, reflecting increased sales, timing of interest payments in connection with the repurchase of our senior notes as well as a general deterioration in our customer aging.  For this same period 2006, Sprint related working capital used $4.8 million and non-Sprint related working capital used $2.0 million as a result of increased sales.

We received $475.0 million in proceeds from the Secured Notes offering during the six months ended June 30, 2007.

For the six months ended June 30, 2007 we received $3.1 million in proceeds from the exercise of options representing approximately 179,600 shares.   This compares to $1.1 million in proceeds from the exercise of options representing approximately 49,300 shares in the six months ended June 30, 2006

In addition, we received approximately $0.3 million and $1.0 million from the sale of used equipment during the six months ended June 30, 2007 and 2006, respectively,

Significant Uses of Cash

Cash flows used for investing activities for the six months ended June 30, 2007 included $19.9 million for capital expenditures.  Included in this total were $17.4 million for new cell site construction and other network-related capital expenditures including $9.5 million for EVDO Rev. A equipment, and $2.5 million for new stores, store improvements, IT and other corporate-related capital expenditures.

Cash flows used for investing activities for the six months ended June 30, 2006 included $20.5 million for capital expenditures.  Included in this total was $15.9 million for the Nortel swap in our Horizon PCS markets, $2.5 million for new cell site construction and other related network capital expenditures, and $2.1 million for new stores, store improvements, IT and other corporate-related capital expenditures.

As discussed above, we used $290.0 million to repurchase all of our outstanding 11-1/2% notes and 11-3/8% notes during the six months ended June 30, 2007.  In connection with the repurchase, we paid $34.2 million in tender premium payments during the six months ended June 30, 2007.  Similarly, we used $8.0 million to pay the related fees and expenses of the Secured Notes offering during the six months ended June 30, 2007.

During the six months ended June 30, 2007, we used $186.5 million for our special cash dividend to common stockholders as discussed above.

Principal payments on the Secured Notes discussed above are not due until 2013 and 2014.  However, we expect that our annual cash interest payments will increase as a result of the larger principal amount of the Secured Notes.  In addition, the interest rates on our new notes are variable, and the amount of our interest payments will be impacted by a change in interest rates.  In July 2007, we entered into an interest rate swap agreement that effectively fixes the interest rate related to the $300.0 million First Lien of the Secured Notes at 7.47% for three years starting August 1, 2007 (see Note 11, Subsequent Event, of the “Notes to Unaudited Consolidated Financial Statements” in this Form 10-Q).

Recent Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources

We have identified the following important trends and factors (as well as risks and uncertainties associated with such items) that could impact our future financial performance.  This section should be read in conjunction with the “Risks Related to Our Business, Strategy and Operations” section found in Item 1A of Part I of our annual report on Form 10-K, filed with the SEC on March 16, 2007, as updated by our risk factors included in Item 1A of Part II of our quarterly report on Form 10-Q filed with the SEC on May 10, 2007.

•        As we have accelerated our subscriber additions in 2007, we have incurred significant upfront subscriber acquisition expenses (including customer handset subsidies, commissions and promotional expenses) that have contributed to increased losses and reduced levels of cash flows from operating activities. In the three and six months ended June 30, 2007, we incurred $3.8 million and $10.7 million, respectively, more of subscriber acquisition costs compared to the same periods in 2006 due to 24% and 28% more gross additions, respectively.  To the extent we continue to accelerate our subscriber additions, we will continue to incur increased acquisition expenses.  Alternatively, we may choose to slow, or be unable to maintain, our subscriber growth, which may make it more difficult for us to obtain sufficient revenue to achieve and sustain profitability.

•        While our churn decreased in the three and six months ended June 30, 2007 compared to the same period in 2006, it is still higher than our competition.  Our churn may increase in the future due to credit-related deactivations, increased competitive advertising, the relative attractiveness of competitors’ phones, pricing plans and customer service, as well as continuing brand confusion related to the Sprint Nextel merger.  If churn continues to remain high or increases over the long-term, we would lose the cash flows attributable to these subscribers and have greater than projected losses.

•         The voice portion of ARPU continues to decrease.  Competition in the wireless industry remains intense as more competitors enter the market via MVNO or other relationships with existing carriers, or through the acquisition of new wireless spectrum, such as the FCC’s Advanced Wireless Services (AWS) spectrum auction in 2006 and additional auctions of spectrum.  Unlimited minute and pre-paid plans, neither of which we currently offer, also continue to increase in popularity, offering consumers more alternatives.  Accordingly, incumbent carriers, including us, may incur higher per subscriber acquisition expenses and/or offer more aggressive rate plans in order to maintain or achieve subscriber growth.  We expect to see continued pressure in pricing in the future as a result of this increased competition and, among other things, an increased focus on family plans. Although we believe that family plans improve churn, these plans tend to lower voice revenue on a per subscriber basis. Although increases in the data portion of ARPU continues to partially offset the decrease in voice ARPU, and is expected to continue to do so, declining voice ARPU resulting in lower overall ARPU will make it more difficult to obtain sufficient revenue to achieve or sustain profitability.

•         While our cost per gross addition, or CPGA, decreased in 2007 as compared to the prior year periods, we may experience higher costs to acquire subscribers in the future. To the extent that we increase our distribution, we will increase the fixed costs in our sales and marketing organization. Also, more aggressive promotional efforts have led, and may continue to lead, to higher handset subsidies.  In addition, we may increase our marketing expenses and pay higher commissions in an effort to attract and acquire new subscribers. With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

•          Our operating costs continue to increase and may continue to increase in the future due to, among other reasons:

•                  Higher bad debt expense due to a higher number of sub-prime credit subscribers, an overall deterioration of our customer aging, higher average write-offs per subscriber and lower recoveries as a percentage of write-offs;

•                  Higher handset subsidy and other retention expenses for existing subscribers who upgrade to a new handset as part of our promotional efforts to reduce churn;

•                  Higher back office expenses due to the larger number of subscribers served and an increase in the per subscriber fees we incur for certain back office services we obtain from Sprint, as discussed below in “—Commitments and Contingencies;” and

•                  Higher roaming expenses, primarily related to the growth in outbound roaming kilobytes reflecting increased usage of data applications and expanded coverage of Sprint’s 3G network.

At the same time, a portion of our ongoing network and general and administrative expenses are fixed. We believe that we need to add more subscribers to recognize increased economies of scale in our business. If we are unable to add more subscribers or continue to improve the efficiencies in our operating costs, results will be negatively affected.

•         A substantial portion of our revenue (approximately 25% and 23% for the three and six months ended June 30, 2007, respectively) is derived from roaming revenue from subscribers of Sprint PCS based outside our territory. Despite an increase in roaming data kilobytes of use, our roaming revenue from Sprint PCS for the periods ended June 30, 2007 was negatively impacted by a lower reciprocal roaming rate that went into effect on January 1, 2007. In addition, there has been a significant slow down in Sprint PCS’s subscriber growth during the past two years which has further adversely affected our roaming revenue from Sprint PCS, thereby impacting our overall ratio of inbound to outbound roaming. This ratio declined in the first half of 2007 as compared to the same period in 2006.  We expect it to continue to decline in the future, as well. If we receive less roaming traffic on our network, our results of operations will be negatively affected.

•        As we continue to add capacity and coverage and to upgrade our PCS network, we incurred approximately $19.9 million in capital expenditures for the six months ended June 30, 2007.  We anticipate that total capital expenditures for the full year 2007 will be between $38.0 million and $42.0 million, of which, approximately $10.0 million will be spent for EVDO Rev. A deployment. Prior to 2007, we have deployed EV-DO technology in a small portion of our service area. During the first half of 2007 we have selectively deployed EV-DO Rev. A technology but we may decide to expand our deployment during the year which may significantly increase our anticipated capital expenditures and operating expenses beyond our current plans. Unforeseen changes in technology and changes in our plans to upgrade or expand our network may require us to spend more money than we expected and have a negative effect on our cash flow.

•        Our revenue from customers of resellers, or MVNO’s, continues to increase, growing more than 40% in the three and six months ended June 30, 2007 as compared to the prior year periods.  Resellers, such as Virgin, Qwest and Embarq, are subject to a number of risks, including high churn, high bad debt expense, increased competition, dependence on fourth quarter gross additions and reliance, in many cases, on specific segments of the market, for example, the youth segment.  We are not party to the underlying agreements that the resellers have with Sprint Nextel and therefore are unable to set prices or otherwise monitor the performance of the reseller.  If any reseller, particularly Virgin, has a disruption in its business plan, experiences financial difficulties or ceases to grow or service its customer base, we may lose the related revenue and it may make it more difficult for us to obtain sufficient revenue to achieve and sustain profitability.

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

Commitments and Contingencies

A substantial portion of our revenue is derived from roaming revenue when subscribers of Sprint PCS and other PCS Affiliates of Sprint roam onto our network.  Effective January 1, 2007, the roaming rate paid to us by Sprint PCS and other PCS Affiliates of Sprint for voice is $0.043 per minute of use for the majority of our markets, and for data is $0.001 per kilobyte in all of our markets.  This compares with roaming rates in 2006 of $0.058 minute for voice and $0.002 per kilobyte. These rates were fixed through December 31, 2006 and, now will change annually to equal 90% of Sprint PCS’s retail yield for voice usage and data usage from the prior year.   Such a reduction in the reciprocal roaming rates may have a material adverse effect on our business.  We strongly disagree with Sprint’s estimated new roaming rates and, pursuant to the terms of our affiliation agreements, may elect to submit the matter to arbitration or litigation if necessary.  If the matter is submitted to an arbitration panel and the arbitration panel imposes a rate different than the one then in effect, the new rate would be retroactively applied to the appropriate period. However, in the meantime, we began paying the new rates on January 1, 2007 and we continue to engage in discussions with Sprint to reach a negotiated settlement.

We purchase certain customer-related back-office services, such as customer billing and customer care, from Sprint PCS pursuant to our affiliation agreement with Sprint PCS.  Depending on the type of service provided, we incur these costs on either a per user basis (these services are referred to as “CCPU services”) or on a per gross subscriber addition basis (these services are referred to as “CPGA services”).  The total cost for these services is recorded as an operating expense.  For the three and six months ended June 30, 2007, CCPU expenses were approximately $13.7 million and $26.7 million, respectively, and CPGA expenses were approximately $1.3 million and $2.8 million, respectively.  Because we incur these costs on a per subscriber basis, we expect the aggregate cost for such services to increase as the number of our subscribers increases.  Our affiliation agreements with Sprint PCS set the monthly rate per subscriber charged to us by Sprint for the CCPU services at $7.25 during 2004, $7.00 for 2005 and $6.75 for 2006, and the per gross addition rate for the CPGA services for 2004 through 2006 at $23.00 for iPCS Wireless and $22.00 for Horizon.  Our affiliation agreements with Sprint PCS provide that, beginning on January 1, 2007, the monthly rate for these services is reset by Sprint PCS to the amount necessary to recover Sprint PCS’s reasonable costs for providing such services.  Effective January 1, 2007, the costs we incur for the CCPU services increased from $6.75 per average monthly subscriber to $7.50 for 2007, $7.09 for 2008 and $6.81 for 2009, and the costs we incur for the CPGA services decreased to $20.09 for 2007, $19.41 for 2008 and $18.58 for 2009. Our affiliation agreements provide that, if we disagree with Sprint on its proposed new rates, we have the right to obtain the back-office services from a third party, self-provide the services or submit the determination of the new rates to arbitration.  We strongly disagree with Sprint’s new rates and, pursuant to the terms of our affiliation agreements, on December 8, 2006 we submitted the determination of the new rates to binding arbitration before the International Institute for Conflict Prevention and Resolution. A three-judge panel has been selected and the parties are engaged in discovery. We currently expect that a hearing before the panel will occur next year.  If the arbitration panel imposes a rate different than the one then in effect, the new rate would be retroactively applied to the appropriate period.  However, in the meantime, as of January 1, 2007, we are required to pay the new higher rate and we continue to engage in discussions with Sprint to reach a negotiated settlement.

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

As of the date hearof, the parties have completed the briefing stage of the appeal and are awaiting the scheduling of oral arguments followed by a decision.  We expect a decision from the appellate court as soon as later this year or early 2008.

Nortel Networks Equipment Agreement

On December 29, 2006, we signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling up to $17.1 million in the aggregate. The $17.1 million commitment consists of a non-cancelable purchase of $8.9 million of equipment and services and an option to purchase an additional $8.2 million of equipment and services. Prior to December 31, 2006 we submitted a non-cancelable purchase order for $8.9 million of equipment and services and, therefore, have no further commitments under this letter of agreement. However, if we elect to exercise our option to purchase any additional equipment and services from Nortel Networks under this letter of agreement, then we are required to purchase the entire additional $8.2 million of equipment and services. In addition, if we elect to exercise this option after November 30, 2007, we will be required to pay an additional $1.0 million.  As of June 30, 2007, we have paid the full $8.9 million of this commitment and therefore have no further obligations under this agreement.

Registration Rights Agreements

In conjunction with the issuance of the Secured Notes, we entered into registration rights agreements with the initial purchasers of the Secured notes.  Under the agreements, we accepted certain obligations with respect to registration of the Secured Notes with the SEC.  Failure to satisfy these obligations could result in monetary damages due to the Secured Note holders during the period of failure.  If incurred, monetary damages could aggregate $23,750 per week with respect to the first 90-day period of failure, and increase by $23,750 per week for each subsequent 90-day period of failure up to a maximum of $237,500 per week until our obligations under these agreements have been satisfied.

Off-Balance Sheet Arrangements

For information regarding off-balance sheet arrangements, see the caption “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  At June 30, 2007, there had not been a material change to the off-balance sheet contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in commodity futures trading activities.  Although we entered into a derivative financial instrument transaction for hedging purposes as discussed below, we do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that could expose us to market risk.  Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness.  At June 30, 2007, $475.0 million of our $475.5 of indebtedness was variable rate indebtedness.  In July 2007, we entered into an interest rate swap agreement that effectively fixes the interest rate on $300.0 million of this variable rate indebtedness at 7.47% for three years starting August 1, 2007.  A prospective increase of 100 basis points in the interest rate applicable to the remaining $175.0 million of variable rate indebtedness would result in an increase of approximately $1.8 million in our annual interest expense.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

You should carefully consider the risks and uncertainties described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 (as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007) and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K (as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007) are not the only ones facing us. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 12, 2007, the stockholders voted on the following:

1.  The election of seven directors to our board of directors:

	For	Withheld
Timothy G. Biltz	11,951,715	29,403
Jeffrey W. Jones	11,951,715	29,403
Ryan L. Langdon	11,963,810	17,308
Kevin M. Roe	11,965,150	15,968
Mikal J. Thomsen	11,934,564	46,554
Timothy M. Yager	11,963,810	17,308
Eric L. Zinterhofer	11,965,150	15,968

2.  The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007:

For	Against	Abstain
11,975,958	5,160	-0-

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

3.1	Second Restated Certificate of Incorporation of iPCS, Inc. (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by iPCS, Inc. on July 1, 2005)

3.2	Amended and Restated Bylaws of iPCS, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by iPCS, Inc. on February 14, 2006)

3.3	Certificate of Incorporation of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.4 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)

3.4	Bylaws of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.5 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)

3.5	Certificate of Incorporation of iPCS Equipment, Inc. (Incorporated by reference to Exhibit 3.6 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)

3.6	Bylaws of iPCS Equipment, Inc. (Incorporated by reference to Exhibit 3.7 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)

3.7	Articles of Incorporation of Bright Personal Communications Services, LLC. (Incorporated by reference to Exhibit 3.7 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)

3.8	Bylaws of Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 3.8 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)

3.9	Articles of Incorporation of Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 3.9 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)

3.10	Bylaws of Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 3.10 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)

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

4.3

Second Lien Indenture, dated as of April 23, 2007, by and among iPCS, Inc., the Guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.4 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPCS, Inc.

By:	/s/ TIMOTHY M. YAGER
Timothy M. Yager
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2007
By:	/s/ STEBBINS B. CHANDOR, JR.
Stebbins B. Chandor, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6 , 2007