Form 10-Q
period 2007-09-30
iPCS, INC
filed 2007-11-08
CIK 1108727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

As of October 31, 2007, there were 17,081,610 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iPCS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006 (a)

Assets
Current Assets:
Cash and cash equivalents	$71,774	$120,499
Accounts receivable, net of allowance for doubtful accounts of $10,496 and $6,663, respectively	30,364	29,700
Receivable from Sprint (Note 3)	44,247	40,724
Inventories, net (Note 3)	4,014	4,291
Assets held for sale (Note 4)	1,187	—
Prepaid expenses	6,455	7,468
Other current assets	281	272
Total current assets	158,322	202,954
Property and equipment, net (Note 4)	129,856	139,641
Financing costs	7,982	7,724
Customer activation costs	4,695	3,252
Intangible assets, net of accumulated amortization of $91,406 and $68,624, respectively (Note 5)	107,371	131,353
Goodwill (Note 5)	141,783	141,783
Other assets	361	364
Total assets	$550,370	$627,071

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities:
Accounts payable	$5,173	$7,387
Accrued expenses	14,389	14,340
Payable to Sprint (Note 3)	52,130	58,196
Deferred revenue	11,088	11,065
Accrued interest	6,355	9,758
Current maturities of long-term debt and capital lease obligations (Note 6)	190	24
Total current liabilities	89,325	100,770
Customer activation fee revenue	4,695	3,252
Interest rate swap (Note 7)	6,062	—
Other long-term liabilities	7,351	6,819
Long-term debt and capital lease obligations, excluding current maturities (Note 6)	475,445	302,045
Total liabilities	582,878	412,886

Commitments and contingencies (Note 11)

Stockholders’ Equity (Deficiency):
Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 17,067,208 and 16,774,060 shares issued and outstanding, respectively	171	168
Additional paid-in-capital	158,713	334,156
Accumulated deficiency	(185,330)	(120,139)
Accumulated other comprehensive loss	(6,062)	—
Total stockholders’ equity (deficiency)	(32,508)	214,185
Total liabilities and stockholders’ equity (deficiency)	$550,370	$627,071

(a)             Derived from the Company’s audited financial statements as of December 31, 2006.

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenues:
Service revenue	$92,129	$79,300	$267,074	$232,021
Roaming revenue	46,287	43,728	119,284	116,888
Equipment and other	3,661	3,578	9,805	10,556
Total revenues	142,077	126,606	396,163	359,465
Operating Expenses:
Cost of service and roaming (exclusive of depreciation and amortization, as shown separately below)	(79,534)	(72,916)	(231,688)	(206,567)
Cost of equipment	(12,880)	(10,893)	(38,829)	(30,290)
Selling and marketing	(17,785)	(17,262)	(57,467)	(51,366)
General and administrative	(5,678)	(4,352)	(21,275)	(17,220)
Depreciation (Note 4)	(10,775)	(11,705)	(34,644)	(39,032)
Amortization of intangible assets (Note 5)	(7,594)	(9,490)	(22,782)	(28,468)
Impairment of intangible asset (Note 5)	(1,200)	—	(1,200)	—
Loss on disposal of property and equipment, net	(65)	(97)	(130)	(510)
Total operating expenses	(135,511)	(126,715)	(408,015)	(373,453)
Operating income (loss)	6,566	(109)	(11,852)	(13,988)
Interest income	886	1,415	3,984	3,883
Interest expense	(9,853)	(8,026)	(26,951)	(24,043)
Debt extinguishment costs (Note 6)	—	—	(30,501)	—
Other income (loss), net	(3)	37	129	91
Loss before benefit from income taxes	(2,404)	(6,683)	(65,191)	(34,057)
Benefit from income taxes	—	—	—	—
Net loss	$(2,404)	$(6,683)	$(65,191)	$(34,057)

Basic and diluted loss per share of common stock	$(0.14)	$(0.40)	$(3.84)	$(2.04)
Weighted average common shares outstanding	17,038,040	16,704,673	16,969,488	16,697,860

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(Dollars in thousands)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Cash Flows from Operating Activities:
Net loss	$(65,191)	$(34,057)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of property and equipment	130	510
Depreciation and amortization	57,426	67,500
Non-cash interest expense, net of amortization of debt fair value adjustment	362	(488)
Debt extinguishment costs	30,501	—
Stock-based compensation expense	8,130	1,712
Provision for doubtful accounts	14,311	6,522
Purchases of investments	—	(11,578)
Impairment of intangible asset	1,200	—
Changes in assets and liabilities:
Accounts receivable	(14,974)	(4,810)
Receivable from Sprint	(3,522)	5,500
Inventories, net	277	(322)
Prepaid expenses, other current and long term assets	(332)	(744)
Accounts payable, accrued expenses and other long term liabilities	(6,785)	(643)
Payable to Sprint	(6,066)	(14,520)
Deferred revenue	1,466	1,416
Net cash flows from operating activities	16,933	15,998
Cash Flows from Investing Activities:
Purchases of property and equipment	(25,499)	(28,723)
Proceeds from disposition of property and equipment	552	3,917
Net cash flows from investing activities	(24,947)	(24,806)
Cash Flows from Financing Activities:
Proceeds from senior secured notes offering	475,000	—
Proceeds from the exercise of stock options	3,445	1,137
Repayments of senior notes	(290,000)	—
Tender premium on senior notes	(34,155)	—
Payments on capital lease obligations	(18)	(8)
Debt financing costs	(8,475)	—
Payment of special cash dividend	(186,508)	—
Net cash flows from financing activities	(40,711)	1,129
Net decrease in cash and cash equivalents	(48,725)	(7,679)
Cash and cash equivalents at beginning of period	120,499	110,837
Cash and cash equivalents at end of period	$71,774	$103,158

Supplemental disclosure of cash flow information- cash paid for interest	$30,462	$23,706
Supplemental disclosure for non-cash investing activities:
Capitalized interest	$549	$456
Accounts payable and accrued expenses incurred for the acquisition of property, equipment and construction in progress	3,224	4,674
Capital lease obligations incurred for the acquisition of property and equipment	161	—
Supplemental disclosure for non-cash financing activities:
Dividends declared, but not paid	$507	$—

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Business and Basis of Presentation

iPCS, Inc. (the “Company” or “iPCS”) is a holding company that operates as a PCS Affiliate of Sprint through three wholly owned subsidiaries: iPCS Wireless, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC. Each of these subsidiaries is a party to a separate affiliation agreement with Sprint PCS, the operator of a 100% digital personal communications service (“PCS”) wireless network with licenses to provide voice and data service to the entire United States population.

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

On July 1, 2005, iPCS completed a merger with Horizon PCS, Inc. (“Horizon PCS”), another PCS Affiliate of Sprint, pursuant to which Horizon PCS merged with and into iPCS, Inc., with iPCS, Inc. as the surviving corporation. Through its two affiliation agreements with Sprint PCS, two wholly owned subsidiaries of Horizon PCS have the exclusive right to market and provide Sprint PCS products and services in 40 markets in Ohio, Indiana, Tennessee, Michigan, New York, New Jersey, Maryland, Pennsylvania, and West Virginia.

The unaudited consolidated balance sheets as of September 30, 2007 and December 31, 2006, the unaudited consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K which includes information and disclosures not presented herein. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2007 are not indicative of the results that may be expected for the full year 2007.

The wireless telecom market is characterized by significant risks as a result of rapid changes in technology and increasing competition. The Company’s continuing operations are dependent upon Sprint’s ability to perform its obligations under the affiliation agreements. In addition, the Company must be able to attract and maintain a sufficient customer base and achieve satisfactory growth while successfully managing operations to generate enough cash from operations to meet future obligations. Changes in technology, increased competition, or the inability to obtain required financing or achieve and maintain positive operating cash flow, among other factors, could have an adverse effect on the Company’s financial position and results of operations.

(2)  Summary of Significant Accounting Policies

Loss Per Share

Basic and diluted loss per share for the Company are calculated by dividing the net loss by the weighted average number of shares of common stock of the Company. The calculation was made in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”  The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed exercise of stock options is anti-dilutive. Potential common shares excluded from the loss per share computations for each of the three and nine months ended September 30, 2007 and

2006 were 895,331 and 719,812, respectively.

Derivative Financial Instruments

The Company uses an interest rate swap to manage interest rate risks associated with a portion of its variable rate debt (see Note 7, Derivative Financial Instruments). The interest rate swap agreement qualifies and is designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As such, the swap is accounted for as an asset or liability in the consolidated balance sheet at fair value. Changes in fair value of the effective portion of the swap are recorded in other comprehensive income (loss), net of income tax, until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffective changes in the value of the swap are recognized currently as interest expense in the consolidated statement of operations.

If, in the future, the swap is determined to no longer be effective as a hedge, is sold or terminated, or is de-designated from the hedge relationship, any net gain or loss would remain in other comprehensive income (loss) and would be reclassified into earnings in the same periods during which the hedged debt payments affect earnings. If the cash flow hedge is discontinued in the future because it becomes probable that the hedged debt payments will not occur, the net gain or loss would be reclassified into earnings in that period.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not anticipate that the implementation of Statement 159 will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides guidelines for measuring fair value and expands disclosure requirements. SFAS 157 does not require any new fair value measurement but applies to the accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the implementation of SFAS 157 will have a material impact on its financial position, results of operations, or cash flows.

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

For the three and nine months ended September 30, 2007, approximately 97% and 98%, respectively, of the Company’s revenue was derived from data provided by Sprint. This compares to 97% for the comparative periods ended September 30, 2006. For the three and nine months ended September 30, 2007, approximately 64% and 66%, respectively, of the Company’s cost of service and roaming was derived from data provided by Sprint. For the comparative periods ended September 30, 2006, approximately 67% and 68%, respectively, of the Company’s cost of service and roaming was derived from data provided by Sprint. The Company reviews all charges from Sprint and disputes certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint can charge the Company for certain expenses under the terms of the Sprint agreements. At September 30, 2007, the Company did not have any invoices from Sprint which the Company was disputing; however, Sprint notified the Company that it disputes the amounts that Sprint charged the Company for data roaming for April through July 2007 (See Note 11, Commitments and Contingencies).

Amounts relating to the Sprint agreements for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Amounts included in the Consolidated Statements of Operations:
Service revenue	$92,129	$79,300	$267,074	$232,021
Roaming revenue	$46,287	$43,728	$119,284	$116,888
Cost of service and roaming:
Roaming	$24,911	$28,177	$74,846	$76,698
Customer service	14,886	11,224	44,047	32,843
Affiliation fees	7,126	6,054	21,135	18,183
Long distance	3,465	3,206	9,930	9,272
Other	(276)	408	1,932	3,373
Total cost of service and roaming	$50,112	$49,069	$151,890	$140,369
Cost of equipment	$12,880	$10,893	$38,829	$30,290
Selling and marketing	$3,478	$3,646	$13,969	$13,153

	September 30, 2007	December 31, 2006
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$44,247	$40,724
Inventories, net	4,014	4,291
Payable to Sprint	52,130	58,196

(4)  Property and Equipment

Property and equipment consists of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Network assets	$235,334	$214,348
Computer equipment	4,821	4,299
Furniture, fixtures, and office equipment	7,809	7,117
Vehicles	1,974	294
Construction in progress	12,382	16,143
Total property and equipment	262,320	242,201
Less accumulated depreciation and amortization	(132,464)	(102,560)
Total property and equipment, net	$129,856	$139,641

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

In mid-2006 the Company engaged independent agents to sell the remaining Motorola equipment from the legacy Horizon PCS markets on behalf of the Company. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, during the three months ended March 31, 2007, the Company reclassified $1.8 million from Property and equipment, net, to Assets held for sale for that portion of the Motorola equipment expected to be sold within the next twelve months. During the nine months ended September 30, 2007, the Company sold approximately $0.6 million of this equipment for an immaterial net loss included in Loss on disposal of property and equipment, net.

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

In connection with the merger with Horizon PCS in 2005, the Company allocated portions of the Horizon PCS purchase price to identifiable intangible assets consisting of the right to provide service under the Sprint affiliation agreements, the acquired customer base, and a Federal Communications Commission (“FCC”) license for a small market in Ohio. The amount allocated to each of these items was $67.0 million, $53.0 million, and $1.5 million, respectively. In addition, the excess of the purchase price over the fair value of the net assets acquired, including these identifiable intangible assets, which totaled $141.8 million, was recorded as goodwill. The goodwill is not deductible for income taxes.

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

The Company has investigated business opportunities to use its FCC license in Ohio, but has been unable to build a viable business case for these opportunities. Therefore, the Company tested the value assigned to this asset for impairment under SFAS. No 142, “Goodwill and Other Intangible Assets”, using a market analysis approach. As a result of this testing, the Company recognized a $1.2 million impairment charge related to this intangible asset in the three months ended September 30, 2007. The FCC license in Ohio is for sale; however, the Company believes the sale of this asset is unlikely within the next year.

The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at September 30, 2007 and December 31, 2006 are as follows (in thousands):

	September 30, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$300	$—	$300
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(24,750)	101,771
Customer base	30 months	71,956	(66,656)	5,300
		$198,777	$(91,406)	$107,371

	December 31, 2006
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$1,500	$—	$1,500
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(17,868)	108,653
Customer base	30 months	71,956	(50,756)	21,200
		$199,977	$(68,624)	$131,353

The amortization expense for the three months ended September 30, 2007 and 2006 was approximately $7.6 million and $9.5 million, respectively. Amortization expense for the nine months ended September 30, 2007 and 2006 was approximately $22.8 million and $28.5 million, respectively. Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year Ended December 31
2007	$30,376
2008	9,176
2009	9,176
2010	9,176
2011	9,176
Thereafter	62,773
Total	$129,853

(6) Long-Term Debt

Long-term debt consists of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Senior notes 11-1/2%	$—	$165,000
Senior notes 11-3/8%	—	125,000
Unamortized fair value adjustment for 11-3/8% senior notes	—	11,577
First lien senior secured floating rate notes	300,000	—
Second lien senior secured floating rate notes	175,000	—
Capital lease obligations	635	492
Total long-term debt and capital lease obligations	475,635	302,069
Less: current maturities	(190)	(24)
Long-term debt and capital lease obligations, excluding current maturities	$475,445	$302,045

On April 23, 2007, the Company closed its offering of $475.0 million in aggregate principal amount of senior secured  notes, consisting of $300.0 million in aggregate principal amount of First Lien Senior Secured Floating Rate Notes due 2013 (“First Lien Notes”) and $175.0 million in aggregate principal amount of Second Lien Senior Secured Floating Rate Notes due 2014 (“Second Lien Notes” and together with the First Lien Notes, the “Secured Notes”) in a private placement transaction.

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

Interest on the First Lien Notes accrues at an annual rate equal to three-month LIBOR plus 2.125% and is payable quarterly in cash on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2007. Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 3.25% and is payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2007. Following the first interest payment on August 1, 2007, the Company may elect to pay interest on the Second Lien Notes entirely in cash or entirely by increasing the principal amount of the Second Lien Notes (“PIK Interest”). PIK Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 4.0%. Three-month LIBOR for the Secured Notes resets on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2007. Three-month LIBOR for the Secured Notes was 5.36% on August 1, 2007. Subsequent to September 30, 2007, on November 1, 2007, three-month LIBOR for the Secured Notes was 4.91%.

On July 20, 2007, the Company entered into an interest rate swap agreement for a notional amount of $300.0 million associated with the interest on the Company’s First Lien Notes effective August 1, 2007 for a period of three years.  Under this agreement, the Company receives interest at a floating rate of three-month LIBOR and pays interest at a fixed rate of 5.34%, resulting in an effective rate in relation to the First Lien Notes of 7.47% throughout the term of the swap.  See Note 7, Derivative Financial Instruments, for a discussion of this interest rate swap.

The Company used a portion of the proceeds of the Secured Notes offering to repurchase all of its outstanding 11-1/2% notes and 11-3/8% notes, as well as to pay the related fees and expenses of the offering. The Company also used the remaining net proceeds from the Secured Notes offering, together with approximately $58.0 million of its available cash, to pay a special cash dividend to common stockholders (see Note 9, Stock-Based Compensation). In connection with the Secured Notes offering, for the nine months ended September 30, 2007, the Company recorded debt extinguishment costs as follows (dollars in thousands):

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

Subsequent to September 30, 2007, on October 10, 2007, the Company completed an exchange offer pursuant to which the privately placed Secured Notes were exchanged for notes registered under the Securities Act of 1933 with substantially identical terms as the privately placed Secured Notes, except that the capital stock of each restricted subsidiary pledged to secure the Secured Notes is automatically released from the Collateral to the extent that the pledge would require the preparation and filing of separate audited financial statements of such subsidiary under Rule 3-16 of Regulation S-X.

In connection with the merger with Horizon PCS in 2005, the allocation of the purchase price resulted in an increase of the value of the 11-3/8% senior notes of approximately $14.7 million, which was recorded as long-term debt in the Consolidated Balance Sheets. This amount was to be amortized over the remaining life of the 11-3/8% senior notes as a reduction to interest expense. For the three months ended September 30, 2006, the reduction to interest expense was approximately $0.5 million. For the nine months ended September 30, 2007 and 2006, the reduction to interest expense was approximately $0.6 million and $1.6 million, respectively. This unamortized balance of the fair value adjustment for the 11-3/8% senior notes was reduced to zero in connection with the Secured Notes offering in April 2007.

(7)  Derivative Financial Instruments

On July 20, 2007, the Company entered into an interest rate swap agreement for a notional amount of $300.0 million associated with the interest on the Company’s First Lien Notes effective August 1, 2007 for a period of three years. Under this agreement, the Company receives interest at a floating rate of three-month LIBOR and pays interest at a fixed rate of 5.34%, resulting in an effective rate in relation to the First Lien Notes of 7.47% throughout the term of the swap. The interest rate swap has been designated as a cash flow hedge. The fair value of the interest rate swap is recorded in Stockholders’ Equity (Deficiency) under Accumulated other comprehensive income (loss), net of applicable income tax expense or benefit.

As of September 30, 2007, the fair value of the swap was $6.1 million and is recorded on the balance sheet as a long-term liability and in Accumulated other comprehensive loss. The change in fair value of the swap for the three months ended September 30, 2007 was $6.1 million. No component of the interest rate swap is excluded from the assessment of effectiveness and no ineffectiveness has been recognized on the swap since inception.

The amount of loss recorded in Other comprehensive loss at September 30, 2007 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $1.9 million.

(8)  Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three and nine months ended September 30, 2007 and 2006 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception.

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

iPCS Plan. Under the iPCS Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards and cash incentive awards. All of the stock options and restricted stock awarded to date under the iPCS Plan have a ten-year life with vesting on a quarterly basis over four years for employees, and over one year for directors. The iPCS Plan has been amended twice to increase the number of shares available for issuance thereunder. On May 5, 2005, the iPCS Plan was amended to increase the number of shares available for issuance by 250,000 shares, and on September 28, 2006, the iPCS Plan was amended to increase the number of shares available for issuance by 500,000 shares. In connection with the second amendment to the iPCS Plan, the Horizon Plan (discussed below) was amended to decrease the number of shares available for issuance thereunder by 211,227. Each of these amendments was approved by the Company’s stockholders. In connection with a special cash dividend paid on May 16, 2007, as discussed below, on May 2, 2007, the Compensation Committee of the Board of Directors of the Company increased the number of shares remaining available for award under the

iPCS Plan by 342,630 shares. Giving effect to these amendments and modifications, the total number of shares remaining available to be awarded under the iPCS Plan as of September 30, 2007 is 650,647 shares of common stock.

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

On April 26, 2007, the Board of Directors declared a special cash dividend of $11.00 per share, approximately $187.0 million in the aggregate, payable to all holders of record of the Company’s common stock on May 8, 2007. Of this amount, approximately $186.5 million was paid on May 16, 2007. The remaining unpaid dividend relates to restricted stock awards and is being paid out starting in July 2007 as these awards vest over 15 quarters. On May 2, 2007, in connection with such dividend, the Compensation Committee of the Board of Directors of the Company resolved that each stock option that is outstanding under the iPCS Plan and the Horizon Plan, on the trading day immediately preceding the trading day designated by the NASDAQ Stock Market as the ex-dividend date (the “Adjustment Date”) shall be adjusted as follows effective as of the opening of business on the Adjustment Date:

•                  The number of shares of stock then subject to each option shall be adjusted by dividing the number of shares of stock then subject to the option by the Adjustment Factor; and

•                  The exercise price of each option shall be adjusted by multiplying the exercise price by the Adjustment Factor.

The “Adjustment Factor” was 0.78282 and is equal to one minus the percentage reduction in the closing sale price of a share of stock on the Adjustment Date reported by the NASDAQ Stock Market at the regular hours closing price (“Closing Price”) as compared to the Closing Price of a share of stock on the Adjustment Date minus $11.00. In addition, on the Adjustment Date, the number of shares under the iPCS Plan and the Horizon Plan was adjusted by dividing the number of shares of stock reserved for issuance by the Adjustment Factor; thereby increasing the number of shares reserved for issuance. The modification resulted in an additional 184,537 shares to 75 employees and directors who had options outstanding on the modification date. All option information has been retroactively restated to reflect this modification. With this modification, the Company will record additional stock-based compensation expense of approximately $6.5 million, of which approximately $3.2 million was recorded as of the date of modification and the remainder will be recognized over the remaining vesting period for the options. An additional $0.9 million of compensation expense related to the modification was recorded in the nine months ended September 30, 2007 with the quarterly vesting of stock options.

Effective January 24, 2007, Alan Morse ceased to be the Company’s Chief Operating Officer. As a result of his separation, Mr. Morse received an accelerated additional year of vesting of his options. With this agreement, the modification of his option awards resulted in a new measurement date. The fair value of the options prior to the modification was zero. The fair value of the options subsequent to the modification resulted in an additional $0.6 million of stock-based compensation expense recorded in the nine months ended September 30, 2007.

The table below outlines the assumptions used for the option modifications:

	For the Nine Months Ended
	September 30, 2007
	Range	Weighted Average
Risk free interest rate	4.32%-5.13%	4.47%
Volatility		38.00%
Dividend yield		0.00%
Expected life in years		4.21
Fair value price		$10.31

During the three and nine months ended September 30, 2007, the Company awarded 101,500 and 369,485 stock options, respectively, to employees and the board of directors with exercise prices equal to the fair market value on the date of grants. The fair value of each grant is estimated at the grant date using the Black Scholes option pricing method. There were no grants awarded during the three and nine months ended September 30, 2006. The table below outlines the assumptions used for the options granted during the three and nine months ended September 30, 2007:

	For the Three Months Ended September 30, 2007		For the Nine Months Ended September 30, 2007
	Range	Weighted Average	Range	Weighted Average
Risk free interest rate	4.63 to 5.06%	4.70%	4.45% to 5.06%	4.54%
Volatility		43.88%		39.62%
Dividend yield		0.00%		0.00%
Expected life in years		5.96		5.93
Fair value price		$14.94		$16.78

The following table shows stock-based compensation expense by type of share-based award for the three and nine months ended September 30, 2007 and 2006 included in the consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept, 30, 2006
Restricted stock	$243	$25	$645	$75
Amortization of unearned compensation of stock option awards	28	89	265	270
Fair value expense of option modifications related to special cash dividend	374	—	4,108	—
Fair value expense of stock option awards	755	280	3,112	1,367
Total stock-based compensation	$1,400	$394	$8,130	$1,712

The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and the fair value expense of stock option awards; as well as the weighted average remaining required service period over which such costs will be recognized:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in millions)	(in years)
Restricted stock	$3.0	3.29
Fair value expense of stock option awards	7.9	2.96

Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Cost of service and roaming	$120	$24	$499	$86
Sales and marketing	199	71	996	339
General and administrative	1,081	299	6,635	1,287
Total stock-based compensation	$1,400	$394	$8,130	$1,712

A summary of activity related to the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at December 31, 2006	831,078	$12.19
Granted	369,485	37.07
Exercised	(264,454)	(13.03)
Forfeited	(40,778)	(27.02)
Outstanding at September 30, 2007	895,331	$21.54	7.97	$12,843
Exercisable at September 30, 2007	471,663	$16.27	7.38	$8,934

A summary of activity related to the Company’s restricted shares is as follows:

	Shares	Weighted Average Fair Value Price
Restricted shares at December 31, 2006	7,552	$22.67
Granted	76,700	44.93
Vested	(15,146)	(42.25)
Forfeited	(416)	(18.90)
Restricted shares at September 30, 2007	68,690	$43.23

(10)  Comprehensive Loss

Comprehensive loss, which includes all changes in the Company’s equity during the period except transactions with stockholders, consisted of the following for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(2,404)	$(6,683)	$(65,191)	$(34,057)
Other comprehensive loss - Unrealized loss on derivatives, net of tax	(6,062)	—	(6,062)	—
Comprehensive loss	$(8,466)	$(6,683)	$(71,253)	$(34,057)

(11)  Commitments and Contingencies

(a) Commitments

In conjunction with the issuance of the Secured Notes, the Company entered into registration rights agreements with the initial purchasers of the Secured Notes. Under the agreements, the Company agreed to certain obligations with respect to registration of the Secured Notes with the SEC. The Company filed a registration statement with the SEC on August 21, 2007 and it was declared effective on September 5, 2007. The registered exchange offer commenced on September 5, 2007 and expired on October 5, 2007. Subsequent to September 30, 2007, on October 10, 2007, all of the Secured Notes were exchanged for registered securities.

(b) Litigation, Arbitration and Other Disputes

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

In August 2007, Sprint notified the Company that it disputes the amounts that Sprint charged the Company for data roaming for April through July, 2007 because of the Company’s efforts to reduce its data roaming expense. Based on Sprint’s calculations, the aggregate amount in dispute through September 30, 2007 is $7.6 million (of which amount approximately $5.0 million relates to the four months that Sprint has formally disputed). The Company disagrees with Sprint’s position. The amounts disputed by Sprint are not included in cost of service and roaming for the three and nine months ended September 30, 2007.

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

(c)                    FCC Licenses

Sprint PCS holds the licenses necessary to provide wireless services in the Company’s territory. The FCC requires that licensees like Sprint PCS maintain control of their licensed spectrums and not delegate control to third-party operators or managers without FCC consent and are subject to renewal and revocation by the FCC. Certain Sprint PCS wireless licenses in the Company’s territory were scheduled to expire in April and June 2007. All licenses that were scheduled to expire in April 2007 and June 2007 were renewed for additional ten-year terms, except that one such license was renewed for an additional eight years. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint PCS or the Company to comply with these standards could result in the non-renewal of the Sprint PCS licenses for the Company’s territory. Additionally, if Sprint PCS does not demonstrate to the FCC that Sprint PCS has met the construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint PCS loses its licenses in the Company’s territory for any of these reasons, the Company would not be able to provide wireless services without obtaining rights to other licenses.

If Sprint PCS loses its licenses in another territory, Sprint PCS or the applicable PCS Affiliate or Sprint would not be able to provide wireless services without obtaining rights to other licenses and the Company’s ability to offer nationwide calling plans would be diminished and potentially more costly.

(12) Consolidating Financial Information

The Secured Notes are fully, unconditionally and joint and severally guaranteed by the Company’s domestic restricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, which are 100% owned subsidiaries of iPCS, Inc. (See Note 6, Long-Term Debt). The following consolidating financial information as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 is presented for iPCS, Inc., iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC (in thousands):

iPCS, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
as of September 30, 2007

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$64,275	$—	$8,046	$(547)	$—	$71,774
Other current assets	425,734	305,075	47,382	178,641	103,632	(973,916)	86,548
Total current assets	425,734	369,350	47,382	186,687	103,085	(973,916)	158,322
Property and equipment, net	—	64,988	2,754	42,812	19,347	(45)	129,856
Intangible assets, net	—	46,180	—	150,368	52,606	—	249,154
Other non-current assets	7,982	2,303	—	2,736	17	—	13,038
Investment in subsidiaries	236,378	—	—	—	—	(236,378)	—
Total assets	$670,094	$482,821	$50,136	$382,603	$175,055	$(1,210,339)	$550,370
Current liabilities	$221,178	$436,868	$20	$288,151	$117,069	$(973,961)	$89,325
Long-term debt	475,000	445	—	—	—	—	475,445
Other long-term liabilities	6,424	4,793	—	6,228	663	—	18,108
Total liabilities	702,602	442,106	20	294,379	117,732	(973,961)	582,878
Stockholders’ equity (deficiency)	(32,508)	40,715	50,116	88,224	57,323	(236,378)	(32,508)
Total liabilities and stockholders’ equity (deficiency)	$670,094	$482,821	$50,136	$382,603	$175,055	$(1,210,339)	$550,370

iPCS, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
as of December 31, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$85,474	$—	$34,823	$202	$—	$120,499
Other current assets	139,294	73,621	38,200	94,771	72,499	(335,930)	82,455
Total current assets	139,294	159,095	38,200	129,594	72,701	(335,930)	202,954
Property and equipment, net	—	64,773	6,375	51,960	16,597	(64)	139,641
Intangible assets, net	—	49,259	—	166,609	57,268	—	273,136
Other non-current assets	4,790	1,756	—	4,079	715	—	11,340
Investment in subsidiaries	253,001	—	—	—	—	(253,001)	—
Total assets	$397,085	$274,883	$44,575	$352,242	$147,281	$(588,995)	$627,071
Current liabilities	$17,900	$232,247	$42	$127,688	$58,887	$(335,994)	$100,770
Long-term debt	165,000	468	—	104,400	32,177	—	302,045
Other long-term liabilities	—	4,088	—	5,402	581	—	10,071
Total liabilities	182,900	236,803	42	237,490	91,645	(335,994)	412,886
Stockholders’ equity (deficiency)	214,185	38,080	44,533	114,752	55,636	(253,001)	214,185
Total liabilities and stockholders’ equity (deficiency)	$397,085	$274,883	$44,575	$352,242	$147,281	$(588,995)	$627,071

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2007

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$78,584	$268	$41,348	$22,145	$(268)	$142,077
Cost of revenues	—	(51,082)	—	(28,325)	(13,275)	268	(92,414)
Selling and marketing	—	(9,664)	—	(5,755)	(2,366)	—	(17,785)
General and administrative	(683)	(3,073)	—	(1,259)	(663)	—	(5,678)
Depreciation and amortization	—	(6,321)	(340)	(8,796)	(2,912)	—	(18,369)
Impairment of intangible asset				(1,200)			(1,200)
Gain (loss) on disposal of property and equipment	—	(73)	55	(17)	(36)	6	(65)
Total operating expenses	(683)	(70,213)	(285)	(45,352)	(19,252)	274	(135,511)
Other, net	(10,008)	(114)	900	226	26	—	(8,970)
Income in subsidiaries	8,281	—	—	—	—	(8,281)	—
Net income (loss)	$(2,410)	$8,257	$883	$(3,778)	$2,919	$(8,275)	$(2,404)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$70,941	$1,031	$18,874	$36,791	$(1,031)	$126,606
Cost of revenues	—	(46,536)	—	(17,855)	(20,449)	1,031	(83,809)
Selling and marketing	—	(9,490)	—	(4,605)	(3,167)	—	(17,262)
General and administrative	(500)	(1,991)	—	(605)	(1,256)	—	(4,352)
Depreciation and amortization	—	(8,234)	(1,165)	(9,069)	(2,727)	—	(21,195)
Gain (loss) on disposal of property and equipment	—	(83)	91	(111)	—	6	(97)
Total operating expenses	(500)	(66,334)	(1,074)	(32,245)	(27,599)	1,037	(126,715)
Other, net	(4,968)	157	930	(1,964)	(729)	—	(6,574)
Loss in subsidiaries	(1,221)	—	—	—	—	1,221	—
Net income (loss)	$(6,689)	$4,764	$887	$(15,335)	$8,463	$1,227	$(6,683)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2007

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$217,740	$1,374	$116,123	$62,300	$(1,374)	$396,163
Cost of revenues	—	(147,754)	—	(84,438)	(39,699)	1,374	(270,517)
Selling and marketing	—	(30,798)	—	(18,789)	(7,880)	—	(57,467)
General and administrative	(1,830)	(13,088)	(1)	(4,477)	(1,879)	—	(21,275)
Depreciation and amortization	—	(20,857)	(1,737)	(26,226)	(8,606)	—	(57,426)
Impairment of intangible asset				(1,200)			(1,200)
Gain (loss) on disposal of property and equipment	—	(3,251)	3,179	(39)	(38)	19	(130)
Total operating expenses	(1,830)	(215,748)	1,441	(135,169)	(58,102)	1,393	(408,015)
Other, net	(46,757)	643	2,768	(7,483)	(2,510)	—	(53,339)
Loss in subsidiaries	(16,623)	—	—	—	—	16,623	—
Net income (loss)	$(65,210)	$2,635	$5,583	$(26,529)	$1,688	$16,642	$(65,191)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Total revenues	$—	$201,776	$3,422	$102,739	$54,950	$(3,422)	$359,465
Cost of revenues	—	(132,889)	—	(73,566)	(33,824)	3,422	(236,857)
Selling and marketing	—	(27,947)	—	(16,092)	(7,327)	—	(51,366)
General and administrative	(1,584)	(8,751)	(1)	(5,367)	(1,517)	—	(17,220)
Depreciation and amortization	—	(25,828)	(3,746)	(29,671)	(8,255)	—	(67,500)
Gain (loss) on disposal of property and equipment	—	(440)	195	(283)	—	18	(510)
Total operating expenses	(1,584)	(195,855)	(3,552)	(124,979)	(50,923)	3,440	(373,453)
Other, net	(14,905)	235	2,594	(5,810)	(2,183)	—	(20,069)
Loss in subsidiaries	(17,586)	—	—	—	—	17,586	—
Net income (loss)	$(34,075)	$6,156	$2,464	$(28,050)	$1,844	$17,604	$(34,057)

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Operating activities	$(99,725)	$1,104	$(5,042)	$84,582	$36,014	$—	$16,933
Investing activities	—	(22,285)	5,042	(4,023)	(3,681)		(24,947)
Financing activities	99,725	(18)	—	(107,336)	(33,082)	—	(40,711)
Decrease in cash and cash equivalents	—	(21,199)	—	(26,777)	(749)	—	(48,725)
Cash and cash equivalents at beginning of period	—	85,474	—	34,823	202	—	120,499
Cash and cash equivalents at end of period	$—	$64,275	$—	$8,046	$(547)	$—	$71,774

iPCS, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006

	iPCS Inc.	iPCS Wireless	iPCS Equipment	Horizon Per Com	Bright	Eliminations	iPCS Consolidated
Operating activities	$—	$8,718	$(2,389)	$8,183	$1,486	$—	$15,998
Investing activities	—	(5,388)	2,389	(19,784)	(2,023)	—	(24,806)
Financing activities	—	1,129	—	—	—	—	1,129
Increase (decrease) in cash and cash equivalents	—	4,459	—	(11,601)	(537)	—	(7,679)
Cash and cash equivalents at beginning of period	—	68,993	—	41,099	745	—	110,837
Cash and cash equivalents at end of period	$—	$73,452	$—	$29,498	$208	$—	$103,158

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires: (i) ”Sprint PCS” refers to the affiliated entities of Sprint Nextel Corporation that are party to our affiliation agreements; (ii) ”Sprint” refers to Sprint Nextel Corporation and its affiliates; (iii) a “PCS Affiliate of Sprint” is an entity whose sole or predominant business is operating (directly or through one or more subsidiaries) a personal communications service business pursuant to affiliation agreements with Sprint Spectrum L.P. and/or its affiliates or their successors; (iv) ”Sprint PCS products and services” refers to digital wireless personal communications services, including wireless voice and data services, and related retail products, including handsets, in any case, offered under the Sprint brand name; and (v) ”our subscribers” refers to Sprint PCS subscribers who reside in our territory, excluding reseller subscribers. “We”, “us” and “our” refers to iPCS and its direct and indirect wholly owned subsidiaries.

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

The following is an analysis of our results of operations, liquidity and capital resources and should be read in conjunction with the unaudited Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to the risk and uncertainties listed in the next section entitled “Forward-Looking Statements” and other factors discussed elsewhere herein and in our other filings with the SEC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements about future events and expectations that are “forward-looking statements.” These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative use of these terms or other comparable terminology. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include:

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

•                  the ability of Sprint PCS to alter the terms of our affiliation agreements with it, including fees paid or charged to us and other program requirements, subject to our rights to dispute such charges either through arbitration or litigation;

•                  our dependence on back office services, such as billing, collections and customer care, provided by Sprint PCS, and the costs we incur to obtain such services;

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

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.

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

Business Overview

As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in 80 markets including markets in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. The territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our PCS network is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, co-branded dealers, major national retailers and local third party distributors. As of September 30, 2007, our licensed territory had a total population of approximately 15.0 million residents, of which our wireless network covered approximately 11.9 million residents, and we had approximately 622,100 subscribers.

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

Sprint’s merger with Nextel, which closed in August 2005, thrust our relationship with Sprint into a state of uncertainty, the resolution of which may have a material adverse effect on our business. As discussed in Note 11(b), Commitments and Contingencies – Litigation, Arbitration and Other Disputes, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, Sprint’s merger with Nextel has been the subject of two separate lawsuits that we filed against Sprint in July 2005. Although we have received final orders in both lawsuits, Sprint has appealed the Illinois order. Accordingly, the final outcome of the dispute is still unknown pending appeal. In addition to our complaints, a number of other PCS Affiliates of Sprint also filed complaints against Sprint, Sprint PCS and Nextel, including AirGate PCS (a wholly owned subsidiary of Alamosa Holdings, Inc.), UbiquiTel, Inc., U.S. Unwired, Inc., Gulf Coast Wireless, Inc., Enterprise Communications Partnership and Northern PCS Services, LLC. Sprint has acquired each of these other PCS Affiliates of Sprint and the complaints have been dismissed.

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

In August 2007 Sprint notified us that it disputes the amounts that Sprint charged us for data roaming for April through July, 2007.  The Company disagrees with Sprint’s position.  For additional information regarding this dispute, see Note 11(b), Commitments and Contingencies – Litigation, Arbitration and Other Disputes, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q and “—Commitments and Contingencies” below.

Consolidated Results of Operations

Summary

For the three and nine months ended September 30, 2007 our net loss was $2.4 million and $65.2 million, respectively, compared to a net loss of $6.7 million and $34.1 million for the same periods in 2006. The higher net loss for the nine months ended September 30, 2007 included $30.5 million of costs related to the repurchase of our 11-1/2% and 11-3/8% senior notes (see Note 6, Long-Term Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q). Additionally, reflected in the three and nine months ended September 2007 was a $1.2 million intangible asset impairment charge (see Note 5, Intangible Assets and Goodwill, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q). Excluding these two items, our net loss for the three and nine months ended September 30, 2007 would have been $1.2 million and $33.5 million, respectively, or $5.5 million and $0.6 million less than the three and nine months ended September 30, 2006, respectively. The smaller net losses, excluding the debt extinguishment costs and the intangible asset impairment charge, for the periods ended September 30, 2007 reflected higher revenues, primarily attributable to our larger subscriber base, lower Sprint litigation expense and lower depreciation and amortization expenses. Additionally contributing to our smaller net losses for the 2007 periods, excluding the debt extinguishment costs and the intangible asset impairment charge, was our improved reciprocal roaming margins, reflecting improvements in our inbound to outbound ratio due to substantial increases in data kilobytes usage on our network, offset by the impact of lower reciprocal roaming rates as compared to the 2006 periods. These increased revenues, decreased expenses and roaming margin improvements were partially offset by increases in subscriber acquisition costs as a result of our growth in gross additions, and increases in operating expenses, including higher bad debt expenses, back office service fees paid to Sprint and stock-based compensation expenses. Increased subscriber acquisition costs were a result of increases in gross additions for the three and nine month periods, growing from approximately 61,200 and 173,300 for the three and nine months ended September 30, 2006, respectively, to approximately 68,400 and 211,800 for the three and nine months ended September 30, 2007, respectively.

Presented below is more detailed comparative data and discussion regarding our consolidated results of operations for the three and nine months ended September 30, 2007 versus the three and nine months ended September 30, 2006.

For the Three and Nine Months Ended September 30, 2007 compared to the Three and Nine Months Ended September 30, 2006

Results of operations for any period less than one year are not necessarily indicative of results of operations for a full year.

Key Performance Metrics.

Management uses several key performance metrics to analyze the operations of our business. Below are tables setting forth the metrics that we use for the relevant time periods:

	As of and for the Three Months Ended September 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
Total Subscribers	622,100	534,300	87,800	16%
Net Subscriber Additions	10,100	16,800	(6,700)	(40)
Churn	2.8%	2.5%	0.3%	12
ARPU	$49.78	$50.26	$(0.48)	(1)
CPGA	$358	$362	$(4)	(1)

	As of and for the Nine Months Ended September 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
Total Subscribers	622,100	534,300	87,800	16%
Net Subscriber Additions	60,800	40,700	20,100	49
Churn	2.4%	2.5%	(0.1)%	(4)
ARPU	$49.64	$50.21	$(0.57)	(1)
CPGA	$365	$370	$(5)	(1)

Net Subscriber Additions.      For the periods ended September 30, 2007, strong handset promotions, an increased number of net ported-in subscribers from other wireless carriers, and an average of 13 and 21 more exclusive co-branded dealer locations in the three and nine months periods of 2007, respectively, than in the comparable periods of 2006, helped to drive new subscriber growth. For the three months ended September 30, 2007, net subscriber additions were negatively impacted by a sharp increase in involuntary (credit-related) deactivations. Despite the decrease in net subscriber additions for the three months ended September 30, 2007, net subscriber additions for the nine months ended September 30, 2007 increased due to higher gross additions and lower churn compared to the same period in 2006.

Churn.     The increase in churn for the three months ended September 30, 2007 reflects a sharp increase in involuntary (credit-related) deactivations during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. We believe that the increase in involuntary (credit-related) deactivations was a result of a deteriorating economic environment and the introduction of a few new sub-prime credit classes at the end of 2006. Despite the increase in churn for the three months ended September 30, 2007, churn for the nine months ended September 30, 2007 improved slightly as compared to the same period in 2006 reflecting an improvement in voluntary (non credit-related) deactivations. At September 30, 2007 approximately 89% of our subscribers were under contract compared to 90% at September 30, 2006.

Average Revenue Per User.      We continue to experience decreasing voice revenue offset by increasing data revenue as compared to prior year periods. Average monthly voice revenue per subscriber decreased 7% for both the three month and nine month comparative periods from $40.12 and $40.80 in the three and nine months ended September 30, 2006 compared to $37.38 and $37.83 in the three and nine months ended September 30, 2007. These decreases can be largely attributed to the continued growth of the family add-a-phone plans. While these customers are not as likely to switch to another wireless company, or churn, their ARPU is lower due to the lower monthly recurring charge on add-a-phone rate plans. Average monthly data revenue increased from $9.79 and $9.15 in the three and nine months ended September 30, 2006, respectively, to $10.28 and $10.71 for the three and nine months ended September 30, 2007, respectively. The year over year increases in average monthly data revenue reflect increased usage of data cards and the increased popularity of our data products, including text messaging, downloading ringers, music and games, sending and receiving pictures, playing games and browsing the Internet.

Cost Per Gross Addition.     Due to increases in gross additions of 12% and 22% in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, fixed costs per gross additions dropped $20 and $31 for the same periods, respectively. Offsetting these decreases in fixed costs per gross addition, the variable costs of commissions and handset subsidy and rebate costs increased $16 and $26 per gross addition in the three and nine month periods ended September 30, 2007 compared to the same periods in 2006, respectively. At September 30, 2007, we operated 40 retail stores and managed 87 exclusive co-branded dealers, compared to 40 retail stores and 78 exclusive co-branded dealers at September 30, 2006.

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

The following tables reconcile the non-GAAP financial measures with our consolidated financial statements presented in accordance with GAAP, excluding subscriber data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
ARPU
Service revenue (in thousands)	$92,129	$79,300	$267,074	$232,021
Average subscribers	616,889	525,966	597,860	513,450
ARPU	$49.78	$50.26	$49.64	$50.21

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenues.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
CPGA
Selling and Marketing (in thousands):	$17,785	$17,262	$57,467	$51,366
plus: Equipment costs, net of cost of upgrades	10,019	7,807	29,238	21,098
less: Equipment revenue, net of upgrade revenue	(3,124)	(2,838)	(8,510)	(7,943)
less: Stock-based compensation expense	(199)	(71)	(996)	(339)
CPGA costs	$24,481	$22,160	77,199	64,182
Gross additions	68,408	61,173	211,754	173,338
CPGA	$358	$362	$365	$370

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

Revenues.

The following tables set forth a breakdown of revenues by type (dollars in thousands):

	For the Three Months Ended September 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
Service revenue	$92,129	$79,300	$12,829	16%
Roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint	38,431	38,984	(553)	(1)
Roaming revenue from other wireless carriers	3,983	1,932	2,051	106
Reseller revenue	3,873	2,812	1,061	38
Equipment and other revenue	3,661	3,578	83	2
Total revenues	$142,077	$126,606	$15,471	12

	For the Nine Months Ended September 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
Service revenue	$267,074	$232,021	$35,053	15%
Roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint	98,007	102,143	(4,136)	(4)
Roaming revenue from other wireless carriers	9,324	6,312	3,012	48
Reseller revenue	11,953	8,433	3,520	42
Equipment and other revenue	9,805	10,556	(751)	(7)
Total revenues	$396,163	$359,465	$36,698	10

•                    Service revenue.   Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes over plan, long distance, roaming usage charges, other feature revenues and late payment fee and early cancellation fee revenues. Deductions for billing adjustments and promotional credits are recorded as a reduction to service revenue. Our service revenue growth over the three and nine month periods consists of $13.7 million and $38.2 million, respectively, from additional subscribers, offset by decreases in ARPU of $0.9 million and $3.1 million, respectively.

•                    Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.   We receive revenue on a per minute basis for voice traffic and per kilobyte basis for data traffic when subscribers of Sprint PCS and other PCS Affiliates of Sprint use our network.  In addition, we receive toll revenue for any long distance calls made by these subscribers while roaming on our network. For the periods ended September 30, 2006, the reciprocal roaming rate was $0.058 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania) and $0.002 per kilobyte for data traffic. For the periods ended September 30, 2007, the reciprocal rate was $0.0403 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania) and $0.001 per kilobyte for data traffic. For the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, voice roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint, including related toll revenue, decreased by $4.1 million and $12.7 million, respectively, due mainly to the decrease in the rate. Data roaming revenue increased by $3.6 million and $8.6 million for the three and nine month periods, due mainly to increases in data usage of 299% and 210%, respectively, offset by a decrease in the rate. We continue to experience increased growth in kilobyte data usage from subscribers of Sprint PCS and other PCS Affiliates of Sprint as more subscribers utilize data products with their handsets and air cards due in part to the incremental deployment of EVDO which allows for higher data speeds. Roaming minutes from subscribers of Sprint PCS and other PCS Affiliates of Sprint increased slightly from 0.4 billion and 1.2 billion for the three and nine months ended September 30, 2006, respectively to 0.5 billion and 1.3 billion for the three and nine months ended September 30, 2007, respectively. Roaming kilobytes from subscribers of Sprint PCS and other PCS Affiliates of Sprint for the three and nine months ended September 30, 2007 were 14.3 billion and 30.0 billion, respectively, compared to 3.6 billion and 9.7 billion for the three and nine months ended September 30, 2006, respectively.

•                    Roaming revenue from other wireless carriers.   We receive roaming revenue from wireless carriers other than Sprint and other PCS Affiliates of Sprint when subscribers of such other wireless carriers roam in our territory. We do not have agreements with these other wireless carriers. Instead, we rely on roaming arrangements Sprint PCS has negotiated with them. We are paid on a per minute basis for voice traffic pursuant to these agreements.  For the three and nine months ended September 30, 2007, roaming minutes were 66.7 million and 164.4 million, respectively, compared to 24.1 million and 64.2 million for the same periods in 2006. The average per minute rate decreased from $0.08 and $0.10 per minute for the three and nine months ended September 30, 2006, respectively, to $0.06 per minute for both the three and nine months ended September 30, 2007. Roaming minutes increased while the average per minute rate decreased due mainly to a new roaming agreement Sprint signed with Alltel Corporation in mid-2006. This agreement has increased the number of roaming minutes we receive from Alltel, but at a rate significantly lower than what we had received in the first half of 2006.

•                    Reseller revenue.   Through Sprint PCS we allow resellers, known as MVNOs, such as Virgin Mobile, to use our network. Pursuant to these arrangements, we are paid on a per minute and per kilobyte basis. The three and nine months increases primarily reflect increases in reseller subscribers and increased ARPU per reseller subscriber. At September 30, 2007, we had approximately 249,000 reseller subscribers compared to approximately 191,700 at September 30, 2006. For the three and nine months ended September 30, 2007 reseller ARPU was $5.20 and $5.43, respectively, compared to $5.01 and $5.10 for the three and nine months ended September 30, 2006, respectively.

•                     Equipment and other revenue.   Equipment and other revenue is derived primarily from the sale of handsets and accessories to new customers and from current customers who upgrade their handsets through our retail and local distribution channels, in each case, net of sales incentives, rebates and an allowance for returns. The three months ended September 30, 2007 reflect higher gross additions offset by higher promotional discounts for upgrades and new activations. The decrease in equipment and other revenue for the nine month period reflects higher promotional discounts for upgrades and new activations, offset by higher gross additions.

Operating and Non-Operating Expenses.

The following tables set forth a breakdown of our operating and non-operating expenses by type (dollars in thousands):

	For the Three Months Ended September 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
Cost of service and roaming	$79,534	$72,916	$6,618	9%
Cost of equipment	12,880	10,893	1,987	18
Selling and marketing	17,785	17,262	523	3
General and administrative	5,678	4,352	1,326	30
Impairment of intangible asset	1,200	—	1,200	—
Depreciation and amortization	18,369	21,195	(2,826)	(13)
Interest expense	9,853	8,026	1,827	23

	For the Nine Months Ended September 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
Cost of service and roaming	$231,688	$206,567	$25,121	12%
Cost of equipment	38,829	30,290	8,539	28
Selling and marketing	57,467	51,366	6,101	12
General and administrative	21,275	17,220	4,055	24
Impairment of intangible asset	1,200	—	1,200	—
Depreciation and amortization	57,426	67,500	(10,074)	(15)
Interest expense	26,951	24,043	2,908	12
Debt extinguishment costs	30,501	—	30,501	—

Cost of Service and Roaming.   Cost of service and roaming includes network operations expense, roaming expense relating to when our subscribers roam either on other Sprint PCS networks or other wireless carriers’ networks, expense for back-office customer services provided by Sprint PCS, bad debt expense, long distance expense, the 8% affiliation fee due to Sprint PCS for collected revenues and stock-based compensation expense. Network operations expenses include salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost for our subscribers using Sprint PCS and other wireless carriers’ networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under “—Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.” Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. Of the increases for the two periods, $3.2 million and $9.3 million, or 63% and 39%, of the total increase, respectively, was due to higher per user fees charged by Sprint for back-office customer service coupled with higher average subscribers. Effective January 1, 2007, this rate increased from $6.75 per subscriber per month to $7.50 per subscriber per month. In the three and nine months ended September 30, 2007 compared to the same 2006 periods, bad debt expense increased $4.6 million and $7.8 million, respectively, from $2.7 million and $6.5 million in the three and nine month ended September 30, 2006, respectively, to $7.3 million and $14.3 million in the three and nine months periods of 2007, respectively. These increases are due to higher average write-offs per subscriber, lower recoveries as a percentage of write-offs and an overall deterioration of our customer accounts receivable aging, reflecting a higher number of sub-prime credit subscribers in 2007 compared to 2006. Roaming expense decreased $3.3 million and $1.9 million for the three and nine months ended September 30, 2007, respectively. Voice roaming expense with Sprint decreased $4.3 million and $11.4 million, respectively, due principally to the decrease in the reciprocal rate with Sprint, while data roaming expense paid to Sprint increased $0.9 million and $9.0 million, respectively, reflecting increased kilobyte usage in the three and nine months ended September 30, 2007 compared to this same period in 2006. The remaining increase in cost of service and roaming was due to the related costs of servicing a larger network and larger subscriber base.

At September 30, 2007, our network consisted of 1,674 leased cell sites and five switches. At September 30, 2006, our network consisted of 1,558 leased cell sites and five switches.

Cost of equipment.   Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment for new activations increased $2.2 million and $8.1 million, or 28% and 39%, respectively, in the three and nine months ended September 30, 2007 compared to the same periods in 2006,  primarily reflecting increases of 31% and 38%, respectively, in new activations from our retail and local distribution channels. The remaining differences were due to fluctuations in equipment costs related to upgrades.

Selling and marketing.   Selling and marketing expense includes the costs to operate our retail stores, advertising and promotional expenses, commissions, equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint-controlled channels and stock-based compensation expense. The increases for the three and nine month periods were primarily due to higher commissions of $0.9 million and $7.2 million, respectively. These increases were the result of increases in gross subscriber additions in the three and nine months ended September 30, 2007 compared to the same periods of 2006. For the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, salaries and benefits increased $0.2 million and $1.0 million, respectively, due to additional employees hired to support the growth in our retail, commercial and exclusive branded dealer channels. These increases were offset by decreases in costs related to handset subsidies and rebates from our national third parties and other Sprint-controlled channels and lower promotional expenses for the three and nine month periods in 2007 as compared to the same periods in 2006. Stock-based compensation expense included in selling and marketing totaled approximately $0.2 million and $1.0 million for the three and nine months ended September 30, 2007 compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2006. Included in the stock-based compensation expense for the 2007 periods was $0.4 million relating to stock option modifications in connection with the special cash dividend paid in May

2007 (see Note 9, Stock-Based Compensation, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q).

General and administrative.   General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense, other professional expenses and stock-based compensation expenses.  For the three and nine months ended September 30, 2007, general and administrative expenses included approximately $0.4 million and $1.5 million, respectively, in Sprint litigation expenses. This compares to $0.7 million and $5.8 million for the three and nine months ended September 30, 2006, respectively. Stock-based compensation expense included in general and administrative expense totaled approximately $1.0 million and $6.6 million for the three and nine months ended September 30, 2007, compared to $0.3 million and $1.3 million for the three and nine months ended September 30, 2006. Included in the stock-based compensation expense for the three and nine month periods in 2007 was $0.3 million and $3.4 million, respectively, relating to stock option modifications in connection with the special cash dividend paid in May 2007. Additionally, the nine months ended September 30, 2007 included $0.6 million related to a modification to option award agreements held by our former chief operating officer in connection with his separation in January 2007 (see Note 9, Stock-Based Compensation, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q). In the nine months ended September 30, 2007, we also incurred $0.5 million of severance expense related to this separation.

Impairment of intangible asset.     We have investigated business opportunities to use our FCC license in Ohio, but have been unable to build a viable business case for these opportunities. Because of this, the license is for sale. Therefore, we tested the value assigned to this asset for impairment under SFAS. No 142, “Goodwill and Other Intangible Assets”, using a market analysis approach. As a result of this testing, we recognized a $1.2 million impairment charge related to this intangible asset in the three months ended September 30, 2007. The FCC license in Ohio is for sale; however, we believe the sale of this asset is unlikely within the next year.

Depreciation and amortization.   Amortization of intangible assets totaled $7.6 million and $22.8 million for the three and nine months ended September 30, 2007, respectively, compared to $9.5 million and $28.5 million for the three and nine months ended September 30, 2006, decreases of $1.9 million and $5.7 million for the two respective periods. At December 31, 2006, the intangible asset related to the iPCS Wireless subscriber base was fully amortized which decreased the amortization in 2007. Depreciation expense totaled $10.8 million and $34.6 million for the three and nine months ended September 30, 2007 compared to $11.7 million and $39.0 million for the three and nine months ended September 30, 2006, decreases of $0.9 million and $4.4 million for the respective periods. During the nine months ended September 30, 2006, we recorded accelerated depreciation expense of $2.4 million due to a reduction in the remaining useful lives of Motorola equipment replaced in the Pennsylvania, Maryland, New York and New Jersey markets.

Interest expense.    Interest expense consists of interest on our outstanding long-term debt (see Note 6, Long-Term Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q), including amortization of financing costs and net of capitalized interest. Prior to April 23, 2007, interest expense also included amortization of the fair value adjustment for the 11-3/8% senior notes. Since August 1, 2007, interest expense also includes the effect of our interest rate swap (see Note 7, Derivative Financial Instruments, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q). The increase in interest expense in the three and nine month periods ended September 30, 2007 primarily reflects higher borrowings as compared to the respective 2006 periods. These higher borrowings were partially offset by a lower average interest rate of 7.89% on our outstanding long-term debt during the 2007 periods as compared to the average interest rate of 11.45% on our outstanding long-term debt during the 2006 periods.

Debt extinguishment costs.   Debt extinguishment costs represent expenses recognized during the nine months ended September 30, 2007 in connection with the repurchase of our outstanding 11-1/2% and 11-3/8% notes (see Note 6, Long-Term Debt, of the “Notes to the Unaudited Consolidated Financial Statement” in this Quarterly Report on Form 10-Q). In the nine months ended September 30, 2007, we recorded approximately $34.2 million of expense related to the tender offer premium and consent payments on the tender offering, approximately $7.3 million of expense related to the write off of the remaining deferred financing fees for the repurchased notes and approximately $10.9 million as a reduction to interest expense to reflect the accelerated amortization of the remaining unamortized balance of the purchase price fair value allocation to the 11-3/8% notes recorded in July 2005 related to the Horizon PCS merger.

Liquidity and Capital Resources

On April 23, 2007, we closed our offering of $475.0 million in aggregate principal amount of senior secured notes, consisting of $300.0 million in aggregate principal amount of First Lien Senior Secured Floating Rate Notes due 2013 (“First Lien Notes”) and $175.0 million in aggregate principal amount of Second Lien Senior Secured Floating Rate Notes due 2014

(“Second Lien Notes” and together with the First Lien Notes, the “Secured Notes”) in a private placement transaction. See Note 6, Long-Term Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of our Secured Notes offering.

Principal payments on the Secured Notes are not due until 2013 and 2014.  However, our annual cash interest payments will increase in comparison to 2006 as a result of the larger principal amount of the Secured Notes. In addition, the interest rates on our new notes are variable, and the amount of our interest payments will be impacted by a change in interest rates. In July 2007, we entered into an interest rate swap agreement that effectively fixes the interest rate related to the $300.0 million First Lien of the Secured Notes at 7.47% for three years starting August 1, 2007 (see Note 7, Derivative Financial Instruments, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q).

We used a portion of the proceeds of the Secured Notes offering to repurchase all of our outstanding 11-1/2% notes and 11-3/8% notes, as well as to pay the related fees and expenses of the offering. We also used the remaining net proceeds from the Secured Notes offering, together with approximately $58.0 million of our available cash, to pay a special cash dividend to common stockholders. On April 26, 2007, our Board of Directors declared a special cash dividend of $11.00 per share, approximately $187.0 million in the aggregate, payable to all holders of record of our common stock on May 8, 2007. Of this, approximately $186.5 million was paid on May 16, 2007. The remaining unpaid dividend relates to restricted stock awards and is being paid out starting in July 2007 as these awards vest over 15 quarters.

We are completely dependent on available cash on hand and operating cash flow to operate our business and fund our capital needs. We believe our available cash and operating cash flow will be sufficient to operate our business and fund our capital needs for the foreseeable future. However, our liquidity is dependent on a number of factors influencing our forecast of earnings and operating cash flows, including those discussed below in -”Recent Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources”.

Significant Sources of Cash

We generated $16.9 million in net cash flows from operating activities for the nine months ended September 30, 2007, compared to $16.0 million for the nine months ended September 30, 2006, an increase of $0.9 million. Our purchases of $11.6 million of short-term investments reduced net cash flows from operating activities in 2006. Excluding these purchases, net cash flows from operating activities decreased $10.7 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. For the nine months ended September 30, 2007, operating results provided $46.9 million of cash, compared to $41.7 million for the nine months ended September 30, 2006, generally reflecting increased earnings from our larger subscriber base, offset by increased subscriber acquisition costs in 2007 as compared to 2006. For the nine months ended September 30, 2007 and 2006, Sprint related working capital used cash of $9.6 million and $9.0 million, respectively. For the nine months ended September 30, 2007, non-Sprint related working capital used cash of $20.4 million, reflecting increasing sales and an overall deterioration in our customer accounts receivable aging including written-off accounts, as well as timing of interest payments in connection with our Secured Notes outstanding at September 30, 2007 as compared with our 11-1/2% notes and 11-3/8% notes outstanding at December 31, 2006. For this same period in 2006, non-Sprint related working capital used $5.1 million, primarily reflecting our increasing sales.

We received $475.0 million in proceeds from the Secured Notes offering during the nine months ended September 30, 2007.

For the nine months ended September 30, 2007 we received $3.4 million in proceeds from the exercise of options representing approximately 216,900 shares. This compares to $1.1 million in proceeds from the exercise of options representing approximately 49,500 shares in the nine months ended September 30, 2006.

In addition, we received approximately $0.5 million from the sale of used equipment during the nine months ended September 30, 2007. For the nine months ended September 30, 2006, we received approximately $0.5 million from the sale of land and other equipment no longer needed for operations and approximately $3.0 million from the sale of used equipment which was replaced with equipment we purchased from Nortel Networks. In addition, for the nine months ended September 30, 2006, we received approximately $0.4 million from the sale of the remaining four Horizon PCS owned towers.

Significant Uses of Cash

Cash flows used for investing activities for the nine months ended September 30, 2007 included $25.5 million for capital expenditures.  Included in this total was $22.3 million for new cell site construction and other network-related capital expenditures of which $9.5 million was for EV-DO Rev. A equipment, and $3.2 million for new stores, store improvements, information technology and other corporate-related capital expenditures.

Cash flows used for investing activities for the nine months ended September 30, 2006 included $28.7 million for capital expenditures. Included in this total was $20.8 million for the Nortel swap in our Horizon PCS markets, $5.3 million for new cell site construction and other related network capital expenditures, and $2.6 million for new stores, store improvements, information technology and other corporate-related capital expenditures.

As discussed above, we used $290.0 million to repurchase all of our outstanding 11-1/2% notes and 11-3/8% notes during the nine months ended September 30, 2007. In connection with the repurchase, we paid $34.2 million in tender premium payments during the nine months ended September 30, 2007. Similarly, we used $8.5 million to pay the related fees and expenses of the Secured Notes offering during the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, we used $186.5 million for our special cash dividend to common stockholders as discussed above.

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

•        As we have continued to add subscribers in 2007, we have incurred significant upfront subscriber acquisition expenses, including customer handset subsidies and rebates, commissions and promotional expenses. In the three and nine months ended September 30, 2007, we incurred $2.3 million and $13.0 million, respectively, in additional subscriber acquisition costs compared to the same periods in 2006 attributable to 12% and 22% more gross additions, respectively. To the extent we continue to add subscribers, we will continue to incur increased acquisition expenses, which may have a negative effect on our cash flow. Alternatively, we may choose to slow, or be unable to maintain, our subscriber growth, which may make it more difficult for us to obtain sufficient revenue to achieve and sustain profitability.

•        While our churn decreased slightly in the nine months ended September 30, 2007 compared to the same period in 2006, it increased in the three months ended September 30, 2007 compared to the same period in 2006 and the prior three month periods of 2007. Additionally, our churn remains higher than our competition. Our churn may increase in the future due to involuntary (credit-related) deactivations, increased competitive advertising, the relative attractiveness of competitors’ phones, pricing plans and customer service, as well as continuing brand confusion related to the Sprint Nextel merger.  If churn continues to remain high or increases over the long-term, we would lose the cash flows attributable to these subscribers and may incur higher net losses.

•         Competition in the wireless industry remains intense as more competitors enter the market via MVNO or other relationships with existing carriers, or through the acquisition of new wireless spectrum. Unlimited minute and pre-paid plans, neither of which we currently offer, also continue to increase in popularity, offering consumers more alternatives. Accordingly, incumbent carriers, including us, may incur higher per subscriber acquisition expenses and/or offer more aggressive rate plans in order to maintain or achieve subscriber growth. We expect to see continued pressure in pricing in the future as a result of this increased competition and, among other things, an increased focus on family plans. Although we believe that family plans improve churn, these plans tend to lower voice revenue on a per subscriber basis. Declining voice ARPU resulting in lower overall ARPU will have a negative effect on our cash flow.

•         While our cost per gross addition, or CPGA, decreased in 2007 as compared to the prior year periods, we may experience higher costs to acquire subscribers in the future. To the extent that we increase our distribution outlets, we will increase the fixed costs in our sales and marketing organization. Also, more aggressive promotional efforts have led, and may continue to lead, to higher handset subsidies and rebates. In addition, we may increase our marketing expenses and pay higher commissions in an effort to attract and acquire new subscribers. With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

•          Our operating expenses continue to increase and may continue to increase in the future due to, among other reasons:

•                  Higher bad debt expense due to higher average write-offs per subscriber, lower recoveries as a percentage of write-offs and an overall deterioration of our customer accounts receivable aging, reflecting a higher number of sub-prime credit subscribers;

•                  Higher handset subsidy and rebates and other retention expenses for existing subscribers who upgrade to a new handset as part of our promotional efforts to reduce churn;

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

At the same time, a portion of our ongoing network and general and administrative expenses is fixed. We believe that we need to add more subscribers to recognize increased economies of scale in our business. If we are unable to add more subscribers or continue to improve the efficiencies in our operating costs, results will be negatively affected.

•         A substantial portion of our revenue (approximately 27% and 25% for the three and nine months ended September 30, 2007, respectively) is derived from roaming revenue from subscribers of Sprint PCS based outside our territory. Despite an increase in roaming data kilobytes of use, our roaming revenue from Sprint PCS for the periods ended September 30, 2007 was negatively impacted by a lower reciprocal roaming rate that went into effect on January 1, 2007. Per the terms of our Management Agreement, the reciprocal roaming rates are reset annually on January 1 of each year and a decrease in those rates will negatively impact our roaming revenue. While the ratio of inbound to outbound roaming can fluctuate from period to period due to seasonal trends, we expect it to decline over time. If the roaming ratio with Sprint PCS declines due to less roaming revenue, more roaming expense, or both, our results of operations will be negatively affected.

•        As we continue to add capacity and coverage and to upgrade our PCS network, we incurred approximately $25.5 million in capital expenditures for the nine months ended September 30, 2007, including approximately $9.5 million for EV-DO Rev. A deployment. We anticipate that total capital expenditures for the full year 2007 will be at or below our previous estimate of between $38.0 million and $42.0 million. Prior to 2007, we deployed EV-DO technology in a small portion of our service area. During the first nine months of 2007 we selectively deployed EV-DO Rev. A technology but we may decide to expand or enhance our deployment which may significantly increase our anticipated capital expenditures and operating expenses beyond our current plans. Unforeseen changes in technology and changes in our plans to upgrade or expand our network may require us to spend more money than we expected and have a negative effect on our cash flow.

•        Our revenue from customers of resellers, or MVNO’s, continues to increase, growing 38% and 42% in the three and nine months ended September 30, 2007 as compared to the prior year periods, respectively. Resellers, such as Virgin, Qwest and Embarq, are subject to a number of risks, including high churn, high bad debt expense, increased competition, dependence on fourth quarter gross additions and reliance, in many cases, on specific segments of the market, for example, the youth segment. We are not party to the underlying agreements that the resellers have with Sprint Nextel and therefore are unable to set prices or otherwise monitor the performance of the reseller. If any reseller, particularly Virgin, has a disruption in its business plan, experiences financial difficulties or ceases to grow or service its customer base, we may lose the related revenue and it may make it more difficult for us to obtain sufficient revenue to achieve and sustain profitability.

•        Continuing efforts by Sprint to integrate the Sprint and Nextel businesses have had, and will continue to have, a negative impact on our business and prospects. As Sprint continues to integrate the marketing and sales of Sprint products and services with legacy Nextel products and services, more conflicts arise with how we conduct business in our territory. Additionally, Sprint is migrating its subscribers to a new billing platform called Ensemble. Because subscribers based in our territory have not yet been migrated to Ensemble, we believe that it is more difficult and time-consuming for third-party national retailers (such as Radio Shack, Wal-Mart and Best

Buy) and Sprint-controlled distribution channels (such as the Sprint website and Sprint customer care) to activate or upgrade subscribers in our market. Additionally, we believe that Sprint PCS subscribers based in our territory are not receiving the same level of customer support and care as Sprint PCS subscribers who have been migrated to Ensemble. Consequently, we believe that use of these two platforms has led to a decline in our customer additions and an increase in our churn. We do not believe that the subscribers in our territory will be migrated to Ensemble until 2008.

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

We purchase certain customer-related back-office services, such as customer billing and customer care, from Sprint PCS pursuant to our affiliation agreement with Sprint PCS. Depending on the type of service provided, we incur these costs on either a per user basis (these services are referred to as “CCPU services”) or on a per gross subscriber addition basis (these services are referred to as “CPGA services”). The total cost for these services is recorded as an operating expense. For the three and nine months ended September 30, 2007, CCPU expenses were approximately $14.0 million and $40.7 million, respectively, and CPGA expenses were approximately $1.4 million and $4.2 million, respectively.  Because we incur these costs on a per subscriber basis, we expect the aggregate cost for such services to increase as the number of our subscribers increases.  Our affiliation agreements with Sprint PCS set the monthly rate per subscriber charged to us by Sprint for the CCPU services at $7.25 during 2004, $7.00 for 2005 and $6.75 for 2006, and the per gross addition rate for the CPGA services for 2004 through 2006 at $23.00 for iPCS Wireless and $22.00 for Horizon. Our affiliation agreements with Sprint PCS provide that, beginning on January 1, 2007, the monthly rate for these services is reset by Sprint PCS to the amount necessary to recover Sprint PCS’s reasonable costs for providing such services. Effective January 1, 2007, the costs we incur for the CCPU services increased from $6.75 per average monthly subscriber to $7.50 for 2007, $7.09 for 2008 and $6.81 for 2009, and the costs we incur for the CPGA services decreased to $20.09 for 2007, $19.41 for 2008 and $18.58 for 2009. Our affiliation agreements provide that, if we disagree with Sprint on its proposed new rates, we have the right to obtain the back-office services from a third party, self-provide the services or submit the determination of the new rates to arbitration. We strongly disagree with Sprint’s new rates and, pursuant to the terms of our affiliation agreements, on December 8, 2006 we submitted the determination of the new rates to binding arbitration before the International Institute for Conflict Prevention and Resolution. A three-judge panel has been selected and the parties are engaged in discovery. We currently expect that a hearing before the panel will occur next year. If the arbitration panel imposes a rate different than the one then in effect, the new rate would be retroactively applied to the appropriate period. However, in the meantime, as of January 1, 2007, we are required to pay the new higher rate and we continue to engage in discussions with Sprint to reach a negotiated settlement.

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

See Note 11(b), Commitments and Contingencies –Litigation, Arbitration and Other Disputes, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of our litigation, arbitration and disputes with Sprint.

As discussed in Note 11(b), Commitments and Contingencies – Litigation, Arbitration and Other Disputes, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, in August 2007, Sprint notified us that it disputes the amounts that Sprint charged us for data roaming for April through July, 2007 because of our efforts to reduce our data roaming expense. Based on Sprint’s calculations, the aggregate amount in dispute through September 30, 2007 is $7.6 million (of which amount approximately $5.0 million relates to the four months that Sprint has formally disputed). The Company disagrees with Sprint’s position. The amounts disputed by Sprint are not included in cost of service and roaming for the three and nine months ended September 30, 2007.  Sprint’s position is that our efforts to reduce our data roaming expense is not permissible under the terms of our Management Agreements with Sprint. Sprint demanded that we immediately cease and desist from further such efforts. Although we disagree with Sprint’s position, in August 2007 we suspended our efforts with respect to this issue pending our discussions with Sprint. We are engaged in discussions with Sprint regarding this issue, but we have not yet come to a resolution with respect to our past activities or with respect to a mutually agreeable process to address this issue going forward. The outcome of this dispute could have a material adverse effect on our operating expenses and other components of our financial statements. Although we remain hopeful that we can come to a resolution with Sprint, we intend to vigorously defend our position.

See Note 11(a), Commitments and Contingencies – Commitments, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of our commitment with the initial purchasers of our Secured Notes to register such notes with the SEC.

Off-Balance Sheet Arrangements

For information regarding off-balance sheet arrangements, see the caption “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. At September 30, 2007, there had not been a material change to the off-balance sheet contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

In July 2007, we entered into an interest rate swap agreement that effectively fixes the interest rate on $300.0 million of our variable rate indebtedness at 7.47% for three years starting August 1, 2007. The fair value of our interest rate swap was a $6.1 million liability at September 30, 2007. A hypothetical 10% increase or decrease in average market interest rates would increase or decrease the fair value of our interest rate swap by approximately $4.0 million. A prospective increase of 100 basis points in the interest rate applicable to the remaining $175.0 million of variable rate indebtedness would result in an increase of approximately $1.8 million in our annual interest expense. At September 30, 2007, after consideration of the interest rate swap described above, approximately 37% of our debt is subject to variable interest rates.

ITEM 4.   CONTROLS AND PROCEDURES

Each of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

Effective November 2, 2007, the Board of Directors of the Company appointed Nicholas J. Vantzelfde to the Board. The Board has not determined Mr. Vantzelfde’s committee appointments.

Mr. Vantzelfde was nominated to be appointed to the Board by the Nominating and Corporate Governance Committee at the recommendation of Silver Point Capital, L.P., the beneficial owner of approximately 17% of the shares of the Company’s common stock as reflected in a Schedule 13G filed on July 18, 2007 with respect to its holdings as of such date. Mr. Vantzelfde will be compensated according to the previously disclosed compensation plan of the Company for outside directors.

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

10.1	First Amendment to the First Lien Security Agreement, dated as of October 10, 2007, made by iPCS, Inc. and the Guarantors in favor of U.S. Bank National Association, as collateral agent.

10.2	First Amendment to the Second Lien Security Agreement, dated as of October 10, 2007, made by iPCS, Inc. and the Guarantors in favor of U.S. Bank National Association, as collateral agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPCS, Inc.

	By:	/s/ TIMOTHY M. YAGER
Timothy M. Yager
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007
	By:	/s/ STEBBINS B. CHANDOR, JR.
Stebbins B. Chandor, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8 , 2007