Form 10-K
period 2007-12-31
iPCS, INC
filed 2008-03-07
CIK 1108727

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Numbers 000-51844

iPCS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4350876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 North Roselle Road
Schaumburg, Illinois 60195
(Address of principal executive offices)

Registrant's telephone number, including area code: (847) 885 2833

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 per share	Name of each exchange on which registered NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price on the NASDAQ Stock Market) as of June 29, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $525,552,000. For purposes of this computation, affiliates of the registrant include the registrant's executive officers and directors and their respective affiliates as of June 29, 2007.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

         As of March 4, 2008, there were 17,145,045 shares of common stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference

         Part III incorporates information by reference to the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

        As used in this annual report on Form 10-K, unless the context otherwise requires: (i)"Sprint PCS" refers to the affiliated entities of Sprint Nextel Corporation that are party to our affiliation agreements; (ii)"Sprint" refers to Sprint Nextel Corporation and its affiliates; (iii) a "PCS Affiliate of Sprint" is an entity whose sole or predominant business is operating (directly or through one or more subsidiaries) a personal communications service business pursuant to affiliation agreements with Sprint Spectrum L.P. and/or its affiliates or their successors; (iv)"Sprint PCS products and services" refers to digital wireless personal communications services, including wireless voice and data services, and related retail products, including handsets, in any case, offered under the Sprint brand name; and (v)"our subscribers" refers to Sprint PCS subscribers who reside in our territory, excluding reseller subscribers.

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

        Our website address is www.ipcswirelessinc.com. Information contained on our website is not part of this annual report on Form 10-K. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934. These documents may be accessed free of charge on our website at the following address: www.ipcswirelessinc.com. These documents are provided promptly after filing with the SEC. These documents also may be found at the SEC's website at www.sec.gov.

FORWARD-LOOKING STATEMENTS

        This annual report contains statements about future events and expectations that are "forward-looking statements." These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative use of these terms or other comparable terminology. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements include:

  •
  statements regarding our anticipated revenue, expense levels, capital expenditures, liquidity and capital resources, operating losses and operating cash flows; and

  •
  statements regarding expectations or projections about markets in our territory.

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

  •
  the impact on our business of the March 2008 amendments to our affiliation agreements with Sprint PCS, including the change regarding data roaming settlement;

  •
  the impact and final outcome of our litigation with Sprint regarding its merger with Nextel;

  •
  changes in Sprint's affiliation strategy as a result of Sprint's merger with Nextel and Sprint's acquisition of other PCS Affliliates of Sprint;

  •
  the ability of Sprint PCS to alter the terms of our affiliation agreements with it, including program requirements;

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

  •
  changes in government regulation;

  •
  changes in the relative attractiveness of Sprint PCS's phones, pricing plans, customer service and coverage as well as the market's overall perception of the Sprint PCS brand;

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

  •
  risk of a prolonged slowdown in general economic and business conditions from recession, terrorist attack or other macro economic and political events and its impact on our current and potential subscribers; and

  •
  effects of mergers and consolidations within the wireless telecommunications industry, particularly business combinations involving Sprint Nextel or affiliates of Sprint Nextel, and unexpected announcements or developments from others in the wireless telecommunications industry.

PART I

ITEM 1.    BUSINESS

General

        We are a holding company that operates as a PCS Affiliate of Sprint through three wholly owned subsidiaries, each having its own affiliation agreements with Sprint PCS. Pursuant to these affiliation agreements with Sprint PCS, we offer PCS services using Sprint's spectrum under the Sprint brand name on a wireless network built and operated to Sprint's specifications at our own expense. We own and are responsible for operating, managing and maintaining our PCS network and we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in our territory.

        Our territory consists of approximately 80 markets primarily located in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. As of December 31, 2007, our licensed territory had a total population of approximately 15.1 million residents, of which our PCS network covered approximately 12.0 million residents, and we had approximately 629,900 subscribers.

        Our PCS network is designed to offer a seamless connection with the PCS network of Sprint PCS. Sprint PCS, together with third party PCS affiliates of Sprint, like us, offers digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint brand name utilizing wireless code division multiple access, or CDMA, technology. We provide nationwide service to the subscribers in our territory through a combination of operating our own PCS network in our territory, affiliating with Sprint PCS, roaming on other providers' analog cellular networks using multi-mode and multi-band handsets, and roaming on other providers' CDMA networks.

        We were formed in March 2000. We were acquired by AirGate PCS, Inc. on November 30, 2001 and, on October 17, 2003, AirGate transferred its ownership of us to trust, the beneficial owners of which were AirGate's stockholders as of such date. On February 23, 2003, we filed for bankruptcy under Chapter 11 of the Bankruptcy Code and we emerged from bankruptcy on July 20, 2004. On July 1, 2005, iPCS completed a merger with Horizon PCS, Inc. ("Horizon PCS"), another PCS Affiliate of Sprint, in which Horizon PCS merged with and into iPCS, Inc., with iPCS, Inc. as the surviving corporation (see Note 3, Merger with Horizon PCS, Inc., of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K).

        As of December 31, 2007, we employed 535 employees. Our employees are not represented by any labor union and we believe that we have a good relationship with our employees.

Recent Development

        On March 3, 2008, we amended our affiliation agreements between Sprint PCS and each of iPCS Wireless, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, and entered into a Limited Waiver and Consent Agreement granting Sprint a limited waiver with respect to certain provisions of our July 2005 Forbearance Agreement with Sprint.

        The amendments to our affiliation agreements with Sprint PCS resolve some of the ongoing operational and economic disputes between the parties, including our arbitration of Sprint's proposed service bureau fees and our disagreement with respect to Sprint's proposed reciprocal roaming rates, as well as disputed amounts relating to the settlement of data roaming expenses between the parties beginning in April 2007. The amendments do not address our ongoing litigation with Sprint regarding Sprint's 2005 merger with Nextel, which includes Sprint's currently pending appeal of the 2006 Illinois circuit court ruling that Sprint must cease owning, operating and managing the Nextel wireless network in iPCS Wireless's territory.

        Below is a description of the material terms and provisions of the amendments:

  •
  New rates for the back-office services that Sprint provides to us were set through 2010. The new CCPU rates are $6.50 for 2008 (retroactive to January 1, 2008), $6.15 for 2009 and $5.85 for

    2010, in each case subject to reduction as described below. The new CPGA rate is $19.00 for 2008-2010 (retroactive to January 1, 2008). The rates that we paid to Sprint in 2007 for these services were not changed. We may elect to discontinue receiving customer care services or billing services or both upon 180 days prior written notice to Sprint.

  •
  The CCPU rate in 2008 through 2010 will be reduced from the then current rate by $0.15 if we hit certain milestones with respect to our voluntary EV-DO Rev. A deployment. Specifically, the rates set forth above will be reduced by $0.15 from the then current rate when our EV-DO Rev. A deployment covers at least 6.0 million POPs (population); by another $0.15 from the then current rate when we cover at least 7.0 million POPs; and by another $0.15 from the then current rate when we cover at least 9.0 million POPs. As of December 31, 2007, our EV-DO Rev. A deployment covered approximately 2.5 million POPs.

  •
  New reciprocal roaming rates with Sprint for voice and 2G data were set through 2010. The per-minute rate will be $0.0400 per minute for 2008 (retroactive to January 1, 2008) and 2009 and $0.0380 per minute for 2010. The per-minute voice and 2G data rate for 2007 was not changed.

  •
  From January 1, 2008, through December 31, 2010, 3G data roaming with Sprint will no longer be settled separately. We will no longer incur 3G data roaming expense with Sprint, nor will we receive 3G data roaming revenue from Sprint; provided, however, that we will continue to settle separately 3G data roaming with the other remaining PCS Affiliates of Sprint. Commencing on January 1, 2010, either Sprint or we may initiate a review to determine whether the 3G data roaming ratio between Sprint and us has changed by more than 20% from the calendar year that is two years prior. If the ratio has changed by more than 20%, then the parties will commence discussions as to whether an appropriate adjustment in other fees can be made to compensate for such change. If the parties cannot agree, then the parties will revert to settling 3G data roaming separately effective January 1 of the year in which such review was initiated. The per-kilobyte 3G data reciprocal roaming rate for 2007 was not changed.

  •
  Sprint will make available to us, and will migrate the subscribers based in our territory to, Sprint's new billing and customer care platform, "Ensemble," as early as March 2008.

  •
  The parties agreed to a framework for the potential deployment of high performance push-to-talk CDMA service, known as Q-Chat® technology, in the our territory. When Sprint is prepared to launch Q-Chat service, we may, but are not required to, launch Q-Chat service in our markets. If we elect to launch Q-Chat, we may only do so in groupings of our markets where we have achieved EV-DO Rev. A coverage requirements determined by reference to Sprint's iDEN subscriber usage. The first grouping of markets will be the Grand Rapids, Michigan, markets. We will have the right to use the Nextel Direct Connect® brand or such other brand selected by Sprint in connection with the offering of Q-Chat.

  •
  Sprint will use commercially reasonable efforts to afford to us the right to offer Boost branded CDMA products and services in our territory. If the parties are unable to reach agreement within 120 days, Sprint will permit us to offer an independent wireless prepaid plan in our territory, subject to certain limitations.

  •
  The parties agreed to brand usage at NASCAR races and other related events held in our territory.

  •
  Sprint will have the right to install an integrated wireless solution for a large national customer of Sprint at several facilities located in our territory.

  •
  The parties have agreed to dismiss the ongoing arbitration proceedings between us relating to the establishment of fees for the CCPU rate and the CPGA rate, as well as the dispute regarding the reciprocal roaming rates. Additionally, Sprint has agreed to drop its formal dispute regarding data roaming expenses settled between the parties beginning in April 2007. Based on

    Sprint's calculations, the aggregate amount in dispute through December 31, 2007, was approximately $10.5 million (of which amount approximately $8.5 million relates to the seven months that Sprint has formally disputed).

        If these new CCPU and CPGA rates and reciprocal roaming rates, including the provision providing for the elimination of 3G data roaming settlement between the parties, had been in effect for the year ended December 31, 2007, roaming revenue, cost of service and roaming, and selling and marketing expense would have been reduced by an estimated $45.4 million, $44.7 million and $0.3 million, respectively. The net effect of these changes for the year ended December 31, 2007 would have been an estimated $0.4 million increase in our net loss, not including any adjustment for the data roaming expense dispute described above. Please note that the above amounts regarding the impact of these changes for the year ended December 31, 2007, reflect a minor correction from the amounts included on our Current Report on Form 8-K filed on March 3, 2008.

        In connection with the amendments to our affiliation agreements with Sprint PCS, Sprint and we also entered into a Limited Waiver and Consent Agreement pursuant to which we waived various provisions of the Forbearance Agreement, including restrictions that would have restricted the Ensemble rollout and prevented the installation of the integrated wireless solution at certain facilities located in our territory. The Forbearance Agreement was entered into by us and Sprint in July 2005 to outline Sprint's agreement not to take certain actions following Sprint's merger with Nextel.

Our Markets

        Our territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL).

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

  •
  Our markets include more than 120 college and university campuses with a total enrollment of approximately 600,000 students. We believe that colleges and universities in our markets result in increased roaming revenue from wireless subscribers using our PCS network.

        The following tables list the location, basic trading area number, megahertz of spectrum licensed and estimated total population for each of the basic trading areas that comprise the territory covered under our affiliation agreements with Sprint PCS as of December 31, 2007, as adjusted for the amendments to our affiliation agreements with Sprint PCS dated March 3, 2008. The first table relates to the territory covered under iPCS Wireless's affiliation agreements with Sprint PCS, while the second table relates to the territory covered under Horizon PCS's affiliation agreements with Sprint PCS. The number of estimated covered population for each state does not represent the number of our subscribers in such state, nor does it represent the number of subscribers that we expect to be based in such state.

iPCS Wireless, Inc.

Location	Basic Trading Area No.(1)	MHz of spectrum	Estimated Total Population(2)	Estimated Covered Population(3)
ILLINOIS
Bloomington	46	10	249,663
Champaign-Urbana	71	20	238,788
Clinton-Sterling(4)	86	30	146,375
Danville(4)	103	20	108,915
Davenport-Moline(4)	105	30	432,496
Decatur-Effingham	109	10	243,107
Galesburg	161	10	70,976
Jacksonville	213	10	69,241
Kankakee	225	20	140,855
La Salle-Peru-Ottawa-Streator	243	20	155,366
Mattoon	286	10	62,694
Mount Vernon-Centralia	308	30	121,239
Peoria	344	10	467,659
St. Louis (Partial)(4)	394	30	48,338
Springfield	426	10	273,907

Total			2,829,619	2,583,178
INDIANA
Terre Haute (Partial)(4)	442	30	609

Total			609	609
IOWA
Burlington(4)	61	30	131,314
Cedar Rapids	70	30	304,367
Des Moines (Partial)	111	30	180,891
Dubuque(4)	118	30	184,546
Fort Dodge	150	30	123,156
Iowa City	205	30	140,893
Marshalltown	283	30	57,168
Mason City	285	30	114,103
Ottumwa	337	30	122,183
Waterloo-Cedar Falls	462	20	264,562

Total			1,623,183	1,139,573
MICHIGAN
Battle Creek (Partial)	33	30	60,511
Grand Rapids	169	30	1,151,403
Lansing (Partial)	241	30	64,701
Mount Pleasant	307	30	141,167
Muskegon	310	30	232,370
Petoskey	345	30	112,503
Saginaw-Bay City	390	30	635,828

Sault Ste. Marie	409	30	55,822
Traverse City	446	30	263,855

Total			2,718,160	2,230,612
NEBRASKA
Grand Island-Kearney	167	30	152,788
Hastings	185	30	70,810
Lincoln (Partial)	256	30	98,457
Norfolk	323	30	107,741
Omaha (Partial)(4)	332	30	253,053

Total			682,849	343,311

TOTAL			7,854,420	6,297,283

        Footnotes follow the following table.

Horizon Personal Communications, Inc.
Bright Personal Communications Services, LLC

Location	Basic Trading Area No.(1)	MHz of Spectrum	Estimated Total Population(2)	Estimated Covered Population(3)
INDIANA
Elkhart(4)	126	10	285,705
Fort Wayne(4)	155	10	741,124
Kokomo-Logansport	233	30	190,124
Marion	280	30	103,907
Michigan City-La Porte (Partial)	294	10	60,522
South Bend-Mishawaka	424	10	360,557

Total			1,741,939	1,657,053
MARYLAND
Cumberland(4)	100	30	165,376

Total			165,376	73,386
MICHIGAN
Benton Harbor (Partial)	39	10	54,994

Total			54,994	42,697
NEW JERSEY
New York (Partial)(4)	321	30	211,466

Total			211,466	154,701
NEW YORK
Binghamton (Partial)	43	30	444
Jamestown-Warren-Dunkirk(4)	215	30	175,830
Olean-Bradford(4)	330	30	231,850

Total			408,124	247,631

OHIO
Ashtabula	21	10	102,439
Athens	23	20	132,094
Canton-New Philadelphia (Partial)	65	10	36,167
Chillicothe	80	20	103,377
Cincinnati (Partial)(4)	81	10	114,108
Dayton-Springfield (Partial)	106	10	41,665
Findlay-Tiffin	143	30	155,398
Huntington-Ashland (Partial)	197	20	94,378
Lima	255	30	250,061
Portsmouth(4)	359	20	90,740
Toledo (Partial)	444	30	54,071
Youngstown-Warren (Partial)	484	10	5,652
Zanesville-Cambridge (Partial)	487	20	190,428

Total			1,370,578	930,244
PENNSYLVANIA
Allentown-Bethlehem-Easton (Partial)	10	30	62,298
Du Bois-Clearfield	117	30	129,397
Erie	131	17.5	277,405
Meadville	287	10	88,710
Oil City-Franklin	328	30	102,227
Pittsburgh (Partial)	350	30	681
Pottsville	360	30	148,790
Scranton-Wilkes-Barre-Hazleton	412	30	672,216
Sharon	416	10	117,075
State College	429	20	142,451
Stroudsburg	435	30	165,615
Sunbury-Shamokin	437	30	192,363
Williamsport	475	30	162,577

Total			2,261,805	1,897,862
TENNESSEE
Kingsport-Johnson City-Bristol(4)	229	20	733,812
Knoxville (Partial)	232	10	75,928

Total			809,740	616,662
WEST VIRGINIA
Parkersburg-Marietta(4)	342	20	181,577

Total			181,577	118,054

TOTAL			7,205,599	5,738,290

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

Our PCS Network

        As of December 31, 2007, our PCS network included approximately 1,690 base stations, or sites, and five switching centers. Our PCS network connects to the public switched telephone network to facilitate the origination and termination of traffic between our PCS network and both local exchange and long distance carriers. Through our arrangements with Sprint PCS and Sprint PCS's arrangements with other wireless service providers, our subscribers have roaming capabilities on certain other PCS networks utilizing similar technology.

        The entire Sprint PCS network, including our PCS network, uses CDMA technology, which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all speech bits, sending a scrambled transmission of the encoded speech over the air and reassembling the speech into its original format.

        Our entire PCS network was upgraded, prior to 2007, to 1xRTT, which is the name for the first phase of CDMA's evolution to third generation, or 3G. We believe that 1xRTT technology provides for high capacity and outstanding voice service. In addition, 1xRTT enables subscribers to access enhanced data services, such as Sprint PCS's "PCS Vision." PCS Vision allows subscribers to use their PCS Vision-enabled devices to check e-mail, take and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds of up to 144 kilobytes per second with average throughput speeds in the range of 50-70 kilobytes per second.

        Although not required by Sprint, we have selectively deployed a further evolution of CDMA high-speed data technology—called Evolution Data Optimized, or EV-DO. We have deployed EV-DO Rev. A, the most recent version of EV-DO technology, across a portion of our PCS network covering approximately 2.5 million residents as of December 31, 2007. Subscribers with EV-DO enabled devices in these markets should experience significantly faster average upload and download speeds when compared to previous technologies. In addition, this technology delivers applications and services available only on EV-DO capable handsets and laptops equipped with EV-DO capable Sprint PCS Connection Cards, such as mobile desktop, data messaging, imaging, entertainment and location-based applications. During 2008, we intend to deploy EV-DO Rev. A across additional portions of our PCS network and we have entered into an agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services (see "Item 7—Contractual Obligations"). We anticipate our EV-DO Rev. A footprint will cover approximately 6.0 million residents by the end of 2008. We expect our further EV-DO Rev. A deployment to increase wireless data use as more subscribers will be able to use the upgraded network to utilize applications such as IP video telephony, high-performance push-to-talk (walkie-talkie service), multi-user video conferencing, real-time gaming and video streaming of both content and live web cams simultaneously as they become available. As of December 31, 2007, Sprint's PCS Network has been upgraded to EV-DO Rev. A technology to cover over 200 million residents.

        In addition, Sprint has announced that it plans to utilize Qualcomm's Q-Chat® technology, which is designed to provide high performance walkie-talkie services on its PCS network. Pursuant to our affiliation agreement with Sprint PCS, as amended in March 2008, we expect to utilize this technology on at least a portion of our PCS network after Sprint is prepared to launch it. See "—Recent Developments" above.

Sales, Marketing and Distribution

        We feature exclusively and prominently the nationally recognized Sprint brand name in our marketing and sales efforts. From the subscribers' point of view we are Sprint in our markets and, they use our PCS network and the rest of the Sprint PCS network as a unified network. Our marketing strategy is designed to complement Sprint's national marketing strategies with techniques tailored to each of the specific markets in our territory. In addition to Sprint's national and regional advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our cost.

        Our sales and distribution plan is designed to mirror Sprint's multiple channel sales and distribution plan and to enhance it through the development of local distribution channels. Key elements of our sales and distribution plan consist of the following:

  •
  Sprint PCS retail stores.    As of December 31, 2007, we operated 41 Sprint PCS stores within our territory. These stores provide us with a local presence and visibility in certain markets within our territory. Following the Sprint PCS model, these stores are designed to facilitate retail sales, subscriber activation, bill collection and customer service.

  •
  Co-Branded Dealers.    We enter into exclusive agreements with third party agents that operate Sprint PCS stores and kiosks in our territory to further expand our distribution channels. These "branded stores" function similarly to our company-owned stores but are operated by a third party. These third parties purchase equipment from us, resell it to the consumer and receive compensation from us in the form of commissions. As of December 31, 2007, we had 98 of these branded stores and kiosks operating in our territory.

  •
  Local third party distributors.    We also enter into non-exclusive agreements with local third party distributors in our territory. These retailers are not Sprint PCS branded stores, but are typically local businesses that have a presence in our markets. Local third party distributors purchase handsets from us and market Sprint PCS services on our behalf. We are responsible for managing this distribution channel and as of December 31, 2007, these local third party distributors had approximately 195 locations within our licensed territory. We compensate local third party distributors through commissions for subscriber activations.

  •
  National third party distributors.    Sprint PCS has national distribution agreements with various national retailers for the sale of Sprint PCS products and services. These national agreements cover retailers' stores in our markets and include RadioShack, Best Buy, Walmart, Costco, Staples, OfficeMax, Office Depot, and Wal-Mart. As of December 31, 2007, these retailers had approximately 370 locations in our territory.

  •
  Other.    Sprint maintains an internet site, www.sprint.com, and an 800 number from which customers can order and pay for a handset and select a rate plan. We recognize the revenue generated by wireless subscribers in our territory who purchase Sprint PCS products and services over the Sprint internet site or via the Sprint maintained 800 number. Additionally, Sprint maintains a business-specific sales team that generates sales in our territory.

        The approximate percentage of our gross subscriber additions that originated from each of our distribution channels for the years ended December 31, 2007 and 2006 is as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Sprint retail stores	35%	35%
Local third party distributors (including co-branded dealers)	30	22
National third party distributors	16	22
Other	19	21

	100%	100%

Competition

        Competition in the wireless telecommunications industry is intense. We principally compete with existing wireless service providers and providers of traditional communications services (such as conventional landline telephone companies). We believe that in our territory our primary competition is with national and regional wireless service providers, such as ALLTEL, Centennial, AT&T, U.S. Cellular, Nextel, T-Mobile and Verizon. Although Sprint and Nextel merged in August 2005, we continue to compete with Nextel in our markets. See "—Litigation Against Sprint."

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

        Additionally, as the FCC auctions off additional spectrum, we may face additional competition. The FCC held a spectrum auction for licenses in the Advanced Wireless Services (or "AWS") spectrum band in 2006. The AWS spectrum is located immediately adjacent to the personal communications service spectrum band, and at least some of the winners of the AWS auction can be expected to compete with us for customers seeking personal communications services. In addition, the FCC is conducting an auction for a significant number of licenses in the 700 MHz spectrum band, pursuant to a Congressional directive. It can be expected that at least some of these 700 MHz auction winners may wish to compete with us for customers seeking personal communications services. It is difficult to assess how such competition will impact our operations.

        We compete to attract and retain subscribers principally on the basis of:

  •
  the strength of the Sprint brand name, services and features;

  •
  Sprint PCS's network, including its evolving technology;

  •
  our network coverage and reliability; and

  •
  the benefits of CDMA's 3G technology.

        Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including:

  •
  new services and technologies that may be introduced;

  •
  changes in consumer preferences;

  •
  demographic trends;

  •
  economic conditions; and

  •
  discount pricing strategies by competitors.

        Although we are involved in various disputes with Sprint, we continue to believe that, overall, our strategic relationship with Sprint provides us with significant competitive advantages. In particular, our affiliation agreements with Sprint PCS allow us to offer nationwide, high-quality, nationally branded wireless voice and data services for a lower cost and lower capital requirements than would otherwise be possible, and provide us a high-margin roaming revenue stream from Sprint wireless resellers and other wireless carriers that contract with Sprint for roaming services in our territory.

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

        The following is a description of the material terms and provisions of our affiliation agreements with Sprint PCS, as amended through the most recent amendments entered into in March 2008.

        The management agreements.    Under the management agreements with Sprint PCS, we have agreed to:

  •
  own, construct and manage a wireless personal communications services network in our territory in compliance with FCC license requirements and other technical requirements contained in the management agreements;

  •
  distribute Sprint PCS products and services;

  •
  use Sprint PCS's and our own distribution channels in our territory;

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

  •
  Network build-out.    In 2004 Sprint PCS notified us that iPCS Wireless has completed the required build-out of its network, including those aspects of the build-out that were not required to be completed until a future date, and that we are in compliance with all applicable build-out requirements in iPCS Wireless's territory. We believe that Horizon PCS is in compliance with all applicable build-out requirements for its networks. If Sprint PCS decides to expand our territory, Sprint PCS must provide us with written notice of the proposed expansion and we have 90 days to determine whether we will build-out the proposed area. If we do not exercise this right, then Sprint PCS may build-out the coverage itself, or it may allow another Sprint PCS Affiliate or another third party to do so on terms and conditions that are no more favorable than those that were offered to and rejected by us. Sprint PCS has the right, in new coverage that it constructs, or that is constructed by another Sprint PCS Affiliate or another third party, to manage the network or hire another Sprint PCS Affiliate to manage the network in the new coverage. We may choose to build-out additional coverage in our territory that is not required by Sprint PCS; provided, however, that we may not elect to build-out additional coverage for areas with respect to which we previously declined to build.

  •
  Products and services.    The management agreements identify the products and services that we are required to offer in our territory. These services include, but are not limited to, PCS consumer and business products and services from Sprint PCS available as of the date of the agreement, or as modified by Sprint PCS. Sprint PCS will use commercially reasonable efforts to provide adequate quantities of any equipment necessary for us to offer, sell, promote and support the Sprint PCS products and services. We are allowed to sell wireless products and services that are not Sprint PCS products and services if the offer of those additional products and services does not violate our obligations under our affiliation agreements with Sprint PCS, cause distribution channel conflicts, materially impede the development of the Sprint PCS network, cause consumer confusion with Sprint's PCS products and services or violate the trademark license agreements. We must provide Sprint PCS with notice that we intend to offer such products or services and Sprint PCS may object if it believes that such products or services are confusingly similar to Sprint PCS products or services, or if Sprint PCS plans to introduce such products or services as Sprint PCS products or services within the following six months. We may also cross-sell services such as specified types of long distance service, Internet access, handsets and prepaid phone cards with Sprint and other Sprint PCS Affiliates. If we decide to use third parties to provide these services, we must give Sprint PCS an opportunity to provide the services on the same terms and conditions. We cannot offer traditional telephone services based on wireless technology specifically designed for the competitive local exchange market in areas where Sprint owns the local telephone company unless we name the Sprint-owned local telephone company as the exclusive distributor or Sprint PCS approves the terms and conditions.

  •
  National sales programs.    We are required to participate in the Sprint PCS wireless sales programs for sales to Sprint PCS's corporate accounts and will pay the expenses and receive the compensation from Sprint PCS relative to sales to customers of those accounts located in our territory. We are also required to use Sprint's long distance service for calls made from within designated portions of our territory to areas outside those designated portions and to connect our network to the national platforms Sprint PCS uses to provide services under the management agreements and services agreements. Sprint PCS will purchase such long distance service from Sprint on our behalf at a price and terms at least as favorable to Sprint PCS as the best prices and terms Sprint Corporation offers to any similarly situated wholesaler. However, we may purchase private line capacity for call routing directly from Sprint Corporation, if we can obtain more favorable terms, and Sprint Corporation has agreed to provide us with such capacity at the best price offered to similarly situated third parties. Under the management agreements, we are prohibited from reselling long distance service to other carriers; however, we may (1) transport long distance calls for customers, (2) transport long distance calls for resellers when such resale is subject to FCC mandate or when Sprint chooses to make such resale available, or (3) transport long distance calls for purposes of roaming.

  •
  Service pricing.    We are required to offer PCS subscriber pricing plans from Sprint PCS designated for regional or national offerings, including "Power Pack" plans. We are permitted to establish our own local price plans for PCS products and services offered only in our territory, subject to Sprint PCS's approval.

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

    Many Sprint PCS wireless subscribers purchase bundled pricing plans that allow roaming anywhere on the Sprint PCS network without incremental PCS roaming charges. However, we will earn Sprint PCS roaming revenue for every minute that a Sprint PCS wireless subscriber from outside our territory enters our territory and uses our services, which is offset against amounts we owe as expenses for every minute that Sprint PCS subscribers use services outside our territory. The analog roaming rate for use on a non-Sprint PCS provider's network is set under Sprint PCS's third party roaming agreements. The reciprocal roaming rate for voice and 2G data subscribers who roam into the other party's or another Sprint PCS Affiliate's network is fixed through December 31, 2010 as follows: for 2006, $0.0580 per minute; for 2007, $0.0403; for 2008 and 2009, $0.0400; and for 2010, $0.0380, in each case, plus the actual long distance charges incurred. Beginning on January 1, 2011, the reciprocal roaming rate will change annually to equal 90% of Sprint PCS's retail yield for voice and 2G data usage from the prior year. Sprint PCS's retail yield for voice and 2G data usage is defined as Sprint PCS's average revenue per user for voice and 2G data services divided by the average minutes of use per user. With respect to certain of our markets in western and eastern Pennsylvania, we receive the benefit of a special reciprocal rate for voice and 2G data of $0.10 per minute. This special rate will terminate, with respect to each of these two sets of markets, on the earlier of December 31,

    2011 or the first day of the calendar month which follows the first calendar quarter during which we achieve a subscriber penetration rate of at least 7% of our covered populations.

    In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from PCS Vision services, known as "3G data," when wireless subscribers are using such services outside of their home territory. We recognize revenue when a wireless subscriber based outside of its markets uses PCS Vision data services on our network and we recognize expense when our subscribers use such services on the Sprint PCS network or network of another Sprint PCS Affiliate outside of our markets. The reciprocal roaming rate for this 3G data is fixed through December 31, 2010, as follows: for 2006, $0.0020 per kilobyte; for 2007, $0.0010; for 2008, $0.0003; and for 2009 and 2010, $0.0001. Beginning on January 1, 2011, the rate for this service will begin changing annually to equal 90% of Sprint PCS's retail yield for 3G data usage from the prior calendar year; provided that such amount will not be less than our network costs (including a reasonable return using our weighted average cost of capital applied against our net investment in our service area network) to provide such services. Sprint PCS's retail yield for 3G data usage is defined as Sprint PCS's average revenue per user for 3G data usage divided by the average kilobytes of use per user.

    From January 1, 2008 through December 31, 2010, pursuant to the recent amendments of our affiliation agreements with Sprint PCS, 3G data roaming with Sprint will no longer be settled separately. We will no longer incur 3G data roaming expense with Sprint, nor will we receive 3G data roaming revenue from Sprint; provided, however, that we will continue to settle separately 3G data roaming with the other remaining PCS Affiliates of Sprint. Commencing on January 1, 2010, we or Sprint may initiate a review to determine whether the 3G date roaming ratio between Sprint and us has changed by more than 20% from the calendar year that is two years prior. If the ratio has changed by more than 20%, then the parties will commence discussions as to whether an appropriate adjustment in other fees can be made to compensate for such change. If the parties cannot agree, then the parties will revert to settling 3G data roaming separately effective January 1 of the year in which such review was initiated.

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

  •
  Resale of products and services.    Sprint PCS may choose to offer a resale product under which third party resellers, known as Mobile Virtual Network Operators, or MVNOs, will resell Sprint PCS products and services under brand names other than "Sprint PCS." The management agreements provide that we were required to participate in all resale arrangements between Sprint PCS and resellers that were entered into, renewed or extended by Sprint PCS prior to

    December 31, 2006, provided the terms and conditions of such resale arrangements met certain minimum pricing floors set forth in our management agreements. With respect to resale arrangements entered into prior to April 1, 2004, we are paid the reciprocal roaming rate for voice and data usage of the Sprint PCS network in our territory by customers of such resellers. With respect to all resale arrangements entered into, renewed or extended by Sprint PCS between April 1, 2004 and December 31, 2006, we are paid the amount of fees collected by Sprint PCS from such resellers on a pass-through basis as payment for the use of the Sprint PCS network in our territory by customers of such resellers. We are also required to participate in all resale arrangements between Sprint PCS and resellers that were in place on January 1, 2008. With respect to these resale arrangements, we are also paid on a pass-through basis.

    Sprint agreed to use commercially reasonable efforts to afford to us the right to offer Boost-branded CDMA products and services in our territory and, if we and Sprint are not able to reach agreement, Sprint agreed to permit us to offer an independent wireless prepaid plan in our territory, subject to certain limitations.

  •
  Program requirements.    We must comply with the Sprint PCS program requirements for technical standards, customer service standards, roaming coverage and national and regional distribution and national accounts programs. Some of the technical standards relate to network up-time, dropped calls, blocked call attempts and call origination and termination failures. The management agreements provide that Sprint PCS can change the program requirements at its discretion and we must implement such changes within a commercially reasonable period of time; provided, however, that we can decline to implement certain changes that we determine will meet certain parameters. We can decline to implement a "capital" program requirement change, defined as change that would require us to make a capital expenditure that is greater than 5% of our capital budget, if such change would either (i) have a negative net present value applying a five-year discounted cash flow model or (ii) cause our combined peak negative cash flow to be an amount greater then 3% of our "enterprise value" (defined as the combined book value of our outstanding debt and equity less cash) when considered individually, or an amount greater than 5% of our enterprise value when combined with all other program requirement changes within the prior twelve months. Additionally, we can decline to implement a "non-capital" program requirement change, defined as a change that would not require us to make a capital expenditure in excess of 5% of our capital budget, if such change would either (i) cause our combined peak negative cash flow to be an amount greater than 3% of our "enterprise value" when considered individually, or an amount greater than 5% of our enterprise value when combined with all other program requirement changes within the prior twelve months or (ii) cause a decrease in our forecasted five-year discounted cash flow of more than 3% on a combined net present value basis when considered individually, or more than 5% on a combined net present value basis when combined with all other program requirement changes within the prior twelve months. Notwithstanding the foregoing, we are required to implement certain program requirement changes, regardless of whether we determine that such changes will exceed any of the above referenced parameters. We must implement a capital program requirement change if the capital requirement associated with such change is necessary to comply with the network performance standards required under our management agreement. Additionally, we must implement any program requirement change if the change relates to a pricing plan or a roaming program and Sprint PCS reasonably determines that the change must be implemented immediately to respond to competitive market forces. Finally, Sprint PCS may require us to implement any program requirement change if Sprint PCS compensates us the amount necessary to prevent us from exceeding all of the applicable above-referenced parameters.

  •
  Non-competition.    We may not offer Sprint PCS products and services outside our territory without the prior written approval of Sprint PCS. Within our territory, we may offer, market or promote telecommunications products and services only under the Sprint PCS brand, our own brands, brands of our related parties or other products and services approved under our respective management agreements, except that no brand of a significant competitor of Sprint PCS or its related parties may be used for those products and services. To the extent we have obtained or will obtain licenses to provide wireless personal communications services outside our territory, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint PCS. Additionally, if subscribers in our markets travel to other geographic areas, we must route those subscribers' incoming and outgoing calls according to Sprint PCS's roaming and inter-service area requirements, without regard to any wireless networks that we or our respective affiliates operate.

  •
  Inability to use non-Sprint brand.    We may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products and services on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint PCS brands, except for sales to resellers, brands used by Sprint PCS in connection with its offering of Q-Chat, Boost brands (to the extent we reach agreement with Sprint PCS as offering Boost branded CDMA products and services), or as otherwise permitted under the trademark and service mark license agreements.

  •
  Transfer of the PCS network.    In conjunction with the sale of its wireless PCS network, Sprint PCS can sell, transfer or assign its wireless PCS network and its FCC licenses to a third party if the third party agrees to be bound by the terms of the management agreements and the services agreements.

  •
  Change in control.    Sprint PCS has the right to withhold its consent to any transaction pursuant to which the "ultimate parent" of iPCS Wireless, Horizon Personal Communications, or Bright Personal Communications Services, changes, but this consent cannot be unreasonably withheld.

  •
  Rights of first refusal.    Sprint PCS has rights of first refusal to buy the assets of iPCS Wireless, Horizon Personal Communications or Bright Personal Communications Services upon a proposed sale of all or substantially all of their respective assets used in the operation of their respective networks.

  •
  Term.    The initial term of iPCS' management agreement commenced on January 22, 1999 and the initial terms of Horizon Personal Communications's and Bright Personal Communication Services's management agreements commenced on June 8, 1998 and October 13, 1999, respectively, and each continues for a period of 20 years. Following expiration of the initial term, the management agreements will automatically renew for three successive 10-year renewal periods (for a maximum of 50 years including the initial term), unless at least two years prior to the commencement of any renewal period either party notifies the other party that it does not wish to renew the applicable management agreement.

  •
  Termination of management agreements.    Each management agreement can be terminated as a result of the following events:

  •
  termination of Sprint PCS's spectrum licenses in the applicable company's territory;

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

          If we have the right to terminate a management agreement because of an event of termination caused by Sprint PCS, generally we may:

    •
    in the case of the agreement with iPCS Wireless, require Sprint PCS to purchase all of its operating assets used in connection with its network for an amount equal to at least 88% of its "entire business value" (as defined below); provided, however, in BTAs where Sprint PCS owns 10 MHz of spectrum or less, if Sprint PCS acquires additional spectrum, in the entirety of those BTAs in iPCS Wireless' territory such that Sprint PCS is the licensee of 20 MHz or more of PCS spectrum in iPCS Wireless' territory, then the amount must be equal to at least 80% of iPCS Wireless' "entire business value";

    •
    in the case of the agreements with each of Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC., require Sprint PCS to purchase either subsidiaries' operating assets used in connection with its network for an amount equal to at least 80% of such subsidiary's "entire business value";

    •
    in all areas in its territory where Sprint PCS was the licensee for 20 MHz or more of the spectrum on the date the applicable management agreement was executed, require Sprint PCS to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of either (i) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS and (ii) 9% of the applicable subsidiary's "entire business value"; or

    •
    choose not to terminate the management agreement and sue Sprint PCS for damages or submit the matter to arbitration.

          If Sprint PCS has the right to terminate a management agreement because of an event of termination caused by us, generally Sprint PCS may:

    •
    require us, without stockholder approval, to sell the operating assets of the applicable subsidiary to Sprint PCS for an amount equal to 72% of the "entire business value" of the applicable subsidiary;

    •
    require us to purchase, subject to governmental approval, up to 10 MHz of licensed spectrum in our territory for an amount equal to the greater of either (i) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS and (ii) 10% of the "entire business value" of the applicable subsidiary;

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

  •
  Non-renewal of management agreements.    If Sprint PCS gives us timely notice that it does not intend to renew a management agreement, we may:

  •
  require Sprint PCS to purchase all of the operating assets used in connection with the network of the applicable subsidiary for an amount equal to 80% of the applicable subsidiary's "entire business value"; or

  •
  in all areas in such subsidiary's territory where Sprint PCS was the licensee for 20 MHz or more of the spectrum on the date the applicable management agreement was executed, require Sprint PCS to assign to such subsidiary, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of either (i) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS and (ii) 10% of such subsidiary's "entire business value."

    If we give Sprint PCS timely notice of non-renewal, or we and Sprint PCS both give notice of non-renewal, or a management agreement expires with neither party giving a written notice of non-renewal, or if a management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint PCS may, subject to certain limitations:

    •
    purchase all of the applicable subsidiary's operating assets, without stockholder approval, for an amount equal to 80% of its "entire business value"; or

    •
    require such subsidiary to purchase, subject to governmental approval, up to 10 MHz of licensed spectrum in such subsidiary's territory for an amount equal to the greater of either (i) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS and (ii) 10% of such subsidiary's "entire business value."

  •
  Determination of entire business value.    If the "entire business value" of an operating subsidiary is to be determined, Sprint PCS and iPCS will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine the subsidiary's "entire business value" on a going concern basis using the following principles:

  •
  the "entire business value" is based on the price a willing buyer would pay a willing seller for the entire ongoing business;

  •
  the then-current customary means of valuing a wireless telecommunications business will be used;

  •
  the business is conducted under the Sprint PCS brands and such company's affiliation agreements with Sprint PCS;

  •
  such company is deemed to own the spectrum and frequencies presently owned by Sprint PCS that are used by such company under such company's affiliation agreements with Sprint PCS; and

  •
  the valuation will not include any value for businesses not directly related to the Sprint PCS products and services, and those businesses will not be included in the sale.

  •
  Insurance.    We are required to obtain and maintain with financially reputable insurers who are licensed to do business in all jurisdictions where any work is performed under such company's management agreements, and who are reasonably acceptable to Sprint PCS, workers' compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and "all risk" property insurance.

  •
  Indemnification.    We have agreed to indemnify Sprint PCS and its directors, officers, employees and agents and related parties of Sprint PCS and their directors, officers, employees and agents against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in its management agreement or any other agreement between us and Sprint PCS, our ownership of the operating assets or the actions or the failure to act of anyone employed or hired by us in the performance of any work under the management agreement, except that we will not be obligated to indemnify Sprint PCS for any claims arising solely from the negligence or willful misconduct of Sprint PCS. Sprint PCS has agreed to indemnify us and our directors, officers, employees and agents against all claims against any of the foregoing arising from Sprint PCS's violation of any law, from Sprint PCS's breach of any representation, warranty or covenant contained in our management agreements or any other agreement between us and Sprint PCS, and, solely with respect to the former Horizon PCS subsidiaries, from the actions or the failure to act of anyone who is employed by Sprint PCS in the performance of any work under the management agreements between Sprint and such subsidiary, except Sprint PCS will not be obligated to indemnify such subsidiary for any claims arising solely from such subsidiary's negligence or willful misconduct.

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

        The "Sprint CCPU services" are support services provided by Sprint relating to billing, customer care, collections, network operations control center monitoring, national platform, information technology, interconnectivity, voice mail, directory assistance, operator services and roaming clearinghouse services. Subject to our right to discontinue receiving such service upon 180 days prior written notice, we agreed to continue to purchase the Sprint CCPU service from Sprint PCS through December 31, 2010 at a monthly rate per subscriber of $7.00 for 2005, $6.75 for 2006, $7.50 for 2007, $6.50 for 2008, $6.15 for 2009 and $5.85 for 2010. The monthly rate per subscriber for the Sprint CCPU Services in 2008 through 2010 will be further reduced by $0.15 each time we achieve certain milestones with respect to our EV-DO Rev. A deployment. Specifically, the rate will be reduced from the then current rate by $0.15 when our EV-DO Rev. A deployment covers at least 6.0 million of covered population; by another $0.15 when we cover at least 7.0 million of covered population; and by another $0.15 when we cover at least 9.0 million of covered population. We also agreed that the monthly rate for the next three years for Sprint CCPU service would be reset to a mutually acceptable amount based on the amount necessary to recover Sprint PCS's reasonable costs for providing Sprint CCPU services.

        The "Sprint CPGA services" are services provided by Sprint relating to subscriber activation, credit verification, handset logistics and handset carrying and obsolescence costs. The cost for Sprint CPGA service is included as a part of the total costs that we use to calculate the non-GAAP financial measure that we use called "CPGA." Subject to our right to discontinue receiving such service upon 180 days prior written notice, we agreed to continue to purchase the Sprint CPGA service from Sprint PCS through December 31, 2010 at a monthly rate of $23.00 per gross subscriber addition in the service area managed by iPCS Wireless's area, and $22.00 per gross subscriber addition in the services areas of Horizon Personal Communications and Bright Personal Communications Services through 2006, $20.00 per gross customer addition in all of our service areas for 2007, and $19.00 per gross customer addition in all of our service areas for 2008 through 2010. We also agreed that the monthly rate for the next three years for Sprint CPGA services would be reset to a mutually acceptable amount based on the amount necessary to recover Sprint PCS's reasonable costs for providing Sprint CPGA services.

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

        We may elect to discontinue receiving customer care services or billing services or both upon 180 days prior written notice to Sprint. Upon receipt of such a notice, we and Sprint will exercise commercially reasonable efforts to transition the services that we elected to discontinue to us or a third party vendor during the 180 day period. Upon the parties' completion of the transition, the parties will agree to an adjustment to the Sprint CCPU service fee being charged by Sprint to us. We will reimburse Sprint for transition and continuing operation costs.

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

        Sprint and Sprint PCS can terminate our trademark and service mark license agreements if we file for bankruptcy or materially breach such agreements or if the associated management agreement is terminated. We can terminate our trademark and service mark license agreements upon Sprint's or Sprint PCS's abandonment of the licensed marks or if Sprint or Sprint PCS files for bankruptcy or the associated management agreement is terminated. Sprint can assign its interests in the licensed marks to a third party if that third party agrees to be bound by the terms of the company's trademark and service mark license agreements.

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

Conditions of Wireless Personal Communications Services Licenses

        Wireless personal communications service licenses are generally granted for ten-year terms conditioned upon timely compliance with the FCC's build-out requirements. Pursuant to the FCC's build-out requirements, broadband wireless personal communications service licensees must construct facilities that offer coverage to a certain percentage of the population in their licensed areas within, particular "benchmark" deadlines, or in certain cases can instead make a showing of "substantial service" within that five-year period. If the build-out requirements are not met, wireless personal communications service licenses could be forfeited. Sprint has made all of the required build-out showings and filed renewal applications for the personal communications service licenses that we use for our PCS network.

        Although we use Sprint PCS's licenses to provide wireless service as a PCS Affiliate of Sprint, we own one FCC license for personal communications services for the Chillicothe, Ohio market, and a related FCC license for microwave radio backhaul/control facilities. On October 25, 2006, the FCC granted our application for renewal of the Chillicothe license. The Chillicothe license does not currently play a role in our provision of personal communications service as a PCS Affiliate of Sprint and is for sale.

        The FCC also requires licensees to maintain control over their licenses, which means that Sprint must maintain a sufficient degree of supervisory power over our activities involving Sprint's spectrum. Our affiliation agreements with Sprint PCS reflect an arrangement that the parties believe meet the FCC requirements for licensee control of licensed spectrum.

        If the FCC were to determine that any of our respective affiliation agreements with Sprint PCS need to be modified to increase the level of licensee control, the respective agreements may be modified to cure any purported deficiency regarding licensee control of the licensed spectrum. However, the business arrangement between the respective parties may have to be restructured. The FCC could also impose monetary penalties on Sprint, and possibly revoke one or more of the Sprint licenses. The FCC has been aware of the Sprint affiliation program since its inception in 1998 and has not taken issue with its compliance thus far.

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

        The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. The FCC's renewal expectancy and procedures make it likely that Sprint will retain the wireless personal communications service licenses that we manage for the foreseeable future. It will also help us to retain the Chillicothe personal communications service license we hold, if our business plan calls for retention of this license.

Federal Tower/Antenna Regulations

        Sprint and the PCS Affiliates of Sprint must bear the expense of compliance with FCC and Federal Aviation Administration (FAA) regulations regarding the siting, painting, lighting and construction of transmitter towers and the mounting of antennae on new or existing structures. In addition, FCC environmental regulations may cause some of our base station locations to become subject to the additional expense of regulation under the National Environmental Policy Act ("NEPA") and the National Historic Preservation Act ("NHPA"). The FCC is required to implement these acts by requiring service providers to meet land use and radio emissions standards. In particular, the construction of a new tower, building or other structure to be used as an antenna structure requires the owner of such structure to (1) perform an environmental assessment to ensure that the structure will not have a substantial effect on the environment, and will comply with NEPA protections concerning wildlife preserves, Indian religious sites, endangered species habitats, flood plains, historic districts, etc.; (2) obtain State Historic Preservation Officer ("SHPO") approval of the structure, or verify that it qualifies for an exemption from this requirement under the National Programmatic Agreement governing antenna siting; (3) perform an analysis to ensure that facilities using the structure will not violate the FCC's restrictions concerning the health effects of radio frequency radiation; and (4) determine if the structure will affect the radiation pattern of nearby AM broadcast stations. Moreover, the mounting of an antenna on a new or existing structure requires the licensee to make the above determinations, with respect to its antenna. Finally, if the construction of an antenna structure or mounting of an antenna involves the acquisition of land or construction of a fuel storage tank at the antenna site (e.g., for use by a back up power generator), then the owner/licensee may have to take certain steps to ensure its compliance with the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The FCC and relevant authorities have entered into a second Programmatic Agreement in 2005, which will allow the construction of antenna towers in certain industrial and other settings without SHPO approval.

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

Equal Access

        Wireless providers are not required to provide long-distance carriers with equal access to wireless subscribers for the provision of toll services. This enables us and Sprint to generate additional revenue by reselling the toll services of Sprint and other interexchange carriers from whom we can obtain favorable volume discounts. However, the FCC is authorized to require unblocked access to toll service providers subject to certain conditions.

Other State Regulation of Wireless Service

        With the rapid growth and penetration of wireless services has come a commensurate surge of interest on the part of some state legislatures and state public utility commissions in regulating our industry. State regulation has imposed limitations on customer billing, termination of service arrangements, advertising, filing of "informational" tariffs, certification of operation, service coverage and quality, drivers' use of handsets, provision of emergency 911 service and many other areas. We anticipate that this trend will continue. It will require us to devote resources to working with the states to respond to their concerns while minimizing any new regulation that could increase our costs of doing business.

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

        Section 332 of the Communications Act does not prohibit a state from regulating the other "terms and conditions" of commercial mobile services, including consumer billing information and practices, billing disputes and other consumer protection matters. Several states have invoked this language to impose, or propose, various consumer-related regulations on the wireless industry such as rules governing customer contracts and advertising. In some instances, state public service commissions still require CMRS providers to register, and to notify the commissions in the event of a change in ownership or discontinuance of service. Prior notification to customers may also be required. States also may impose their own universal service support regimes on wireless and other telecommunications carriers, similar to the requirements that have been established by the FCC.

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

Customer Proprietary Network Information

        The FCC regulates the handling and disclosure of a personal communications service customer's personal and usage information, known as "Customer Proprietary Network Informatiom" or "CPNI." In January 2006, the FCC required all wireless and wireline service providers, including resellers, to file with the Commission a certification of compliance with the CPNI rules, and a statement describing in detail how compliance is achieved. The FCC and Congress have recently strengthened the requirements for safeguarding CPNI, in response to reports of abuses of this information by persons engaging in identity theft and other improper practices. The new statutory and regulatory requirements (which can apply to us contractually and through our resale of Sprint services) may create new costs and procedures for our operation. Steeper FCC fines and other sanctions can be expected for violations.

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

ITEM 1A.    RISK FACTORS

Risks Related to Our Business, Strategy and Operations

We have a history of net losses and of being highly leveraged. We may incur additional losses in the future and our operating results have fluctuated and could continue to fluctuate significantly on a quarterly and annual basis. Also, we may need to obtain further financing or refinance current debt, which may or may not be available to us on acceptable terms.

        We sustained net losses of $69.3 million and $46.0 million for the years ended December 31, 2007 and 2006, respectively. We may incur additional losses in the future while we continue to expend funds to enhance our wireless network and grow our customer base.

        In addition, our future operating results and cash flows will be subject to quarterly and annual fluctuations due to many factors, some of which are outside our control. These factors include increased costs we may incur in connection with the further development, expansion and upgrade of our PCS network and fluctuations in the demands for our services. See "—We may incur substantial ongoing capital expenditures, and we may not have adequate capital resources to fund all of our desired capital expenditures." We may not achieve or sustain profitability or positive cash flows. To the extent our quarterly or annual results of operations fluctuate significantly, we may be unable to satisfy our debt obligations. Our inability to satisfy our obligations may result in our restructuring or bankruptcy.

        We are highly leveraged. Our substantial indebtedness could adversely affect our financial health by, among other things:

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

  •
  making it more difficult for us to satisfy our obligations with respect to the senior secured notes and our other debt; and

  •
  increasing our cost of borrowing.

Additionally, we may need additional borrowings to operate our business or we may have to refinance our current indebtedness at its final maturity. We cannot assure you that we will be able to obtain needed financing or refinance current debt.

The restrictive covenants in our indentures may limit our operating flexibility. Our failure to comply with these covenants could result in defaults under our indentures even though we may be able to meet our debt service obligations.

        The indentures governing our senior secured notes impose significant operating and financial restrictions on us. These restrictions significantly limit, among other things, our ability to incur additional indebtedness, pay dividends, repay junior indebtedness, sell assets, make investments, engage in transactions with affiliates, engage in sale and leaseback transactions, create liens and engage in certain types of mergers or acquisitions. Any future debt instruments may have similar or more restrictive covenants. These restrictions could limit our ability to obtain future financings, make capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise take advantage of business opportunities that may arise. If we fail to comply with these restrictions, holders of our senior secured notes could declare a default under the terms of the relevant indenture even though we are able to meet debt service obligations and, because our indentures have cross-default and cross-acceleration provisions, could cause all of our debt to become immediately due and payable.

        We cannot assure you that we would have sufficient funds available, or that we would have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, we cannot assure you that the terms would be favorable to us.

If we seek to accelerate our subscriber growth, we will incur significant up-front subscriber acquisition expense, which initially will result in reduced levels of cash flows from operating activities as compared to our most recent prior periods.

        Increasingly we must attract a greater proportion of our new subscribers from our competitor's existing subscriber bases rather than first time purchasers—which often necessitates higher up-front subscriber acquisition expense. In addition, to the extent our subscriber growth includes a higher percentage of sub-prime credit subscribers, our churn and bad debt expense may increase, and also may impair our ability to maintain and increase our revenue and cause a deterioration in our operating margin. Moreover, despite incurring increased sales and marketing expense, we may not succeed in growing our subscriber base.

We rely on independent third parties for a sizable percentage of our sales.

        For the year ended December 31, 2007, approximately 65% of our gross subscriber additions originated from distribution channels operated by third parties (consisting of Sprint, national retailers, such as Walmart, Best Buy and RadioShack, and local third parties). For the year ended December 31, 2007, approximately 10% of our gross subscriber additions were generated by RadioShack, while another approximately 17% were generated by three independent local third parties, including approximately 12% from one independent local third party. Although we believe that utilizing these independent third parties is beneficial to us, it also presents a number of drawbacks, such as limited control. These independent third parties have a significant amount of flexibility in running their operations. Although we can exercise limited control over the local third parties through our distribution agreements, we have much less control over national retailers as their agreements are with Sprint. To the extent that these third parties do not perform well, experience financial difficulty, reduce their distribution points or emphasize our competitor products and services over Sprint PCS products and services, our results of operations may be adversely affected.

We depend on roaming revenue for a substantial portion of our total revenue.

        Roaming revenue accounted for a substantial portion of our revenue for the year ended December 31, 2007. The majority of our roaming revenue comes from Sprint PCS when Sprint PCS subscribers based outside our territory use our PCS network. Effective January 1, 2008 pursuant to our recent amendments with Sprint, we will no longer receive data roaming revenue from Sprint PCS when Sprint PCS subscribers based outside our territory use our PCS network for data services. We also receive roaming revenue when subscribers of Sprint roaming partners (such as Alltel) use our PCS network. At times, we have experienced, and may in the future experience, declines in our roaming traffic. The loss of this roaming traffic could adversely affect our results.

If we receive lower revenue or incur more fees than we anticipate for voice roaming with Sprint PCS, our results of operations may be negatively affected.

        Although we will no longer receive data roaming revenue from Sprint PCS or pay data roaming expense to Sprint PCS effective January 1, 2008, voice roaming revenue and expense remain important components of our overall revenue stream and operating expense, respectively. Since the ratio of inbound to outbound voice roaming with Sprint PCS fluctuates from period to period and year to year, the margin we earn from the difference between voice roaming revenue and voice roaming expense is difficult to predict. As our subscriber base grows, we expect to incur more fees for voice roaming. Similarly, if Sprint's CDMA subscriber base fails to grow or declines, we would expect to receive lower revenue for voice roaming. Additionally, Sprint PCS subscribers based in our territory may spend more time outside our territory—resulting in us incurring more fees for voice roaming—and wireless subscribers from outside our territory may spend less time in our territory or may use our services less—resulting in us receiving lower revenue for voice roaming.

We have and may continue to experience a high rate of subscriber turnover, which may continue to adversely affect our financial performance.

        Due to significant competition in the industry and weakening economic conditions, among other things, our customer turnover has been and may continue to be higher than our historical rate or projections. A high rate of customer turnover adversely affects our competitive position, liquidity and results of operations, especially because we subsidize a significant portion of the costs of initial purchases of handsets by new customers. Factors that have and may contribute to higher churn include inability or unwillingness of customers to pay resulting in involuntary deactivations, customer mix and credit class, and, in particular, sub-prime credit class customers, customer credit terms, deposit requirements for sub-prime customers, number of customers receiving services under contracts with terms of a year or greater, attractiveness of competitors' products, services and pricing, network coverage, call quality and related performance relative to competitors, customer service, and other competitive factors.

We have experienced an increase in our bad debt expense that may continue to have an adverse effect on our results and operations.

        Our bad debt expense for the year ended December 31, 2007 was $19.0 million, compared with $10.9 million for the year ended December 31, 2006. We believe that this increase in bad debt expense is due to higher average write-offs per subscriber, lower recoveries as a percentage of write-offs, and an overall deterioration of our customer accounts receivable aging, reflecting a higher average number of sub-prime credit subscribers in 2007 compared to 2006. If we, together with Sprint, are unable to successfully manage the credit risk mix of our gross additions or manage our existing subscriber base accounts receivable collections, our bad debt expense, results of operations and liquidity will be adversely affected.

If we lose the right to install our equipment on wireless towers or are unable to renew expiring leases for wireless towers on favorable terms or at all, our business and results of operations could be adversely impacted.

        All of our base stations are installed on facilities that we lease from third parties pursuant to master agreements. The majority of our leased tower sites are leased from a few tower companies; and as of December 31, 2007, approximately 24% of our tower sites were leased from one tower company. If a master agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support the use of its tower sites by us, we would have to find new sites or may be required to rebuild the affected portion of our PCS network. In addition, the concentration of our tower leases with a limited number of tower companies could adversely affect our results of operations and financial condition if we are unable to renew our expiring leases with these tower companies either on favorable terms or at all. If any of the tower leasing companies with whom we do business should experience severe financial difficulties, or file for bankruptcy protection, our ability to use our towers could be adversely affected. That, in turn, would adversely affect our business, revenue and financial condition if a material number of towers were involved.

We depend on other telecommunications companies for some services that, if delayed or interrupted, could delay our expected increases in subscribers and revenue.

        We depend on other telecommunications companies to provide facilities and transport to interconnect our PCS network and to connect our PCS network with the landline telephone systems. Without these services, we could not offer Sprint PCS services to our subscribers in some areas. From time to time, we have experienced delays in obtaining facilities and transport from some of these companies, and in obtaining local telephone numbers for use by our subscribers, which are sometimes in short supply, and we may continue to experience delays and interruptions in our network operations and our business may suffer. Delays or interruptions could also result in a breach of our affiliation agreements with Sprint PCS, subjecting these agreements to potential termination by Sprint PCS.

We rely exclusively on Nortel Networks for our network equipment. This equipment is generally not interchangeable or interoperable with network equipment from other providers and we would be materially adversely affected if we could not obtain additional network equipment or support from Nortel Networks timely or at all and, in any event, cost effectively.

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

        The wireless telecommunications industry continues to experience significant and rapid technological change, as evidenced by the pace of upgrades in existing digital wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products, deployment of unlicensed spectrum devices and enhancements and changes in end-user requirements and preferences. We rely on Sprint to keep pace with these technological changes. If Sprint is unable to keep pace with these technological changes or other changes in the wireless communications market, the technology used in our PCS network or our business strategy may become obsolete. If we fail to implement significant technological changes or keep pace with Sprint's network technology, we may lose subscribers and/or roaming revenue and our ability to maintain and increase revenue will be impaired.

        The convergence of wireless, landline telephone service, cable television and Internet access is also creating uncertainties in the overall communications market. The proliferation of Wi-Fi and the potential application of Worldwide Inter-Operability for Microwave Access, or WiMax, create additional uncertainty about how customers will communicate wirelessly in the future. Future wireless applications on current or future portions of the wireless spectrum may also reduce demand for the wireless products and services we offer for Sprint. In addition, Sprint has interests in developing advanced technologies and delivery channels, such as its WiMax initiative, that may have a material adverse effect on our business.

We will incur substantial ongoing capital expenditures, and we may not have adequate capital resources to fund all of our desired capital expenditures.

        We incur capital expenditures on an ongoing basis to maintain and upgrade our PCS network to remain technologically current and competitive and to enhance the efficiency of our sales operations, including by opening new retail stores. We anticipate total capital expenditures for 2008 will be between $60.0 million and $65.0 million. Although we believe that our cash and cash equivalents and operating cash flow will be sufficient to operate our business and fund our capital needs for at least the next twelve months, if it is not sufficient to fund our capital expenditures for any reason, we may not be able to obtain additional funds and we may be forced to reduce our level of capital spending. The terms of the indentures governing our senior secured notes limit our ability to incur additional indebtedness. Even if we are able to obtain additional funds, we may not be able to do so on favorable terms. If we do not have sufficient funds to fund our capital expenditures, we may experience a material adverse effect on our business, financial condition and results of operations.

If we do not retain our key executive officers, our business may suffer.

        Our future success depends in large part on the continued employment of our key employees. There is intense competition for qualified personnel in our industry, and the limited availability of qualified individuals could become an issue of increasing concern in the future. Moreover, the uncertainly surrounding our relationship with Sprint, including Sprint's acquisition of all but three PCS Affiliates of Sprint (including us), makes retention more difficult and makes it more expensive to fill vacancies. Our financial condition depends upon qualified personnel successfully implementing our business plan. If we lose any of our key employees, our business could be adversely affected.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a loss of investor confidence regarding our financial reports or may have a material adverse effect on our business.

        We are required to comply with the reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In doing so, we may identify significant deficiencies or errors that are not currently known to us. As a public company, we are required to report, among other things, control deficiencies that constitute a "material weakness" or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A "material weakness" is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        Testing and maintaining internal controls can divert our management's attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue a favorable assessment if we conclude that our internal controls over financial reporting are ineffective. If we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, investors could lose confidence in our reported financial information and our company, which could negatively impact the value of our securities and could impact our ability to raise additional financing if needed in the future.

Risks Related to Our Relationship with Sprint PCS

If Sprint does not succeed, our business may not succeed.

        As a PCS Affiliate of Sprint, we are dependent upon Sprint for many aspects of our business, including the brand name under which we operate, the spectrum that we use and the nationwide PCS network outside of our territory. From the subscribers' point of view, we are "Sprint" in our markets and they use our PCS network and the rest of the Sprint PCS network as a unified network. Sprint's performance and brand reputation nationwide—over which we have no control—impacts our performance. If Sprint has a significant disruption to its business plan or PCS network, fails to operate its business in an efficient manner or suffers a weakening of its brand name, our business and results of operations would likely be negatively impacted. If Sprint should have significant financial problems, including bankruptcy, our business would suffer material adverse consequences, which could include termination or revision of our affiliation agreements with Sprint PCS.

We depend on Sprint to offer competitive products and services.

        We are required to offer Sprint products and services designated for regional or national offerings. We are reliant upon Sprint to determine what products and services to offer to remain competitive in the wireless marketplace. We are also dependent upon Sprint to remain technologically competitive. We are required to offer PCS subscriber pricing plans from Sprint PCS designated for regional or national offerings, such as "Power Pack" plans. Sprint PCS prices subscriber pricing plans based on its own objectives and could set price levels or change other characteristics of its plans in a way that may not be economically advantageous for our business, which would result in decreased revenue and/or increased expense. Sprint may attempt to regain market share in the wireless business by competing on price, which decreases our revenue.

        Our dependence on Sprint PCS to develop competitive products and services and the requirement that we obtain Sprint PCS' consent to sell non-Sprint approved equipment limits our ability to keep pace with our competitors on the introduction of new products, services and equipment. All suppliers of handsets used in our business license intellectual property from Qualcomm, some of which has been found to infringe on certain patents owned by Broadcom Corporation. If Qualcomm does not resolve this issue, we may be unable to use handsets that are subject to these claims, including handsets that utilize Qualcomm's Q-Chat® technology. Some of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and Internet access, along with their wireless communications services.

The wireless spectrum that we use is licensed to Sprint, not us.

        Sprint PCS, not us, holds the licenses necessary to provide wireless services in our territory. We do not have any spectrum licenses that are used in our business. The FCC requires that licensees like Sprint PCS maintain control of their licensed systems and not delegate control to third-party operators or managers without the FCC's consent. If Sprint PCS does not maintain control over its licensed spectrum, our affiliation agreements with Sprint PCS may be terminated which will negatively affect our operating results. Our affiliation agreements with Sprint PCS reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum. However, if the FCC were to determine that any of our affiliation agreements with Sprint PCS need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreements to comply with applicable law. If we cannot agree with Sprint PCS to modify the agreements, those agreements may be terminated. If the agreements are terminated, we would no longer be a part of the Sprint PCS network and we would not be able to conduct our business. If Sprint PCS loses its licenses in our territory, we would not be able to provide wireless services without obtaining rights to other licenses.

We rely on Sprint to provide wireless service outside of our territory.

        We rely on Sprint to provide nationwide service to the subscribers based in our territory through its own PCS network and through roaming arrangements with third parties that it controls. If Sprint loses its roaming arrangements with third parties, subscribers based in our territory would not have coverage outside of the Sprint PCS network. If Sprint PCS loses its wireless licenses outside our territory, Sprint PCS or the applicable PCS Affiliate of Sprint would not be able to provide wireless services without obtaining rights to other licenses and our ability to offer nationwide calling plans would be diminished and potentially more costly.

We rely on Sprint's internal support systems.

        We rely on Sprint PCS's internal support systems, including customer care, billing and back office support. In addition, we rely on Sprint for the proper application of credit policies, the processing and collection of receivables and bad debt collection. Pursuant to our affiliation agreements with Sprint PCS, the fees we pay for these services are set through 2010. Accordingly, we will not benefit if Sprint is able to manage these costs.

        Problems with Sprint PCS' internal support systems could cause:

  •
  delays or problems in our operations or services;

  •
  delays or difficulty in gaining access to subscriber and financial information;

  •
  a loss of subscribers; and

  •
  an increase in bad debt expense.

        Sprint PCS has the right to terminate any service provided under our affiliation agreements upon nine months' prior written notice; provided, however, that if we desire to continue receiving such service, Sprint PCS has agreed that it will assist us in developing that function internally or locating a third-party vendor that will provide that service. Although Sprint PCS has agreed that if it terminates the services, it will reimburse us for expenses we incur in transitioning to any service internally or to a third party, if Sprint PCS terminates a service for which we have not developed or are unable to develop a cost-effective alternative, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted. We do not currently have a contingency plan if Sprint PCS terminates a service we currently receive from it or if we cannot reach agreement with Sprint on new rates.

        As a result of the merger between Sprint and Nextel, the combined company is in the process of integrating the internal support systems of Sprint and Nextel, which includes the migration of certain subscribers, including subscribers in our territory, onto different systems. For example, Sprint is implementing a common platform for customer care and billing and subscribers in our territory are expected to be migrated to the new platform as early as March of 2008. Customer migrations or systems conversions, or any delay or problems associated with these changes, may result in difficulty in gaining access to subscriber and financial information, increased customer dissatisfaction leading to increased churn and fewer gross additions; each of which could have a material adverse effect on our operations.

We rely upon the accuracy of Sprint's financial reporting.

        The data provided by Sprint related to the back-office functions it performs for us is the primary source for our service, roaming and reseller revenues, and for a significant portion of our cost of service and roaming, and selling and marketing expense included in our statement of operations. We use this data to record our financial results and prepare our financial statements. If Sprint fails to deliver timely and accurate information, this may lead us to make adverse decisions and inaccurate assumptions for future business plans and could also negatively affect our cash flows as Sprint collects our receivables and remits a net amount to us that is based on the financial information it provides. In addition, delays and inaccuracies which are material could adversely affect the effectiveness of our disclosure controls and procedures and if we later identify material errors in that data provided to us, we may be required to restate our financial statements. If that occurs to us or any other PCS Affiliate of Sprint, investors and securities analysts may lose confidence in us and Sprint.

The Sprint PCS affiliate program has been reduced to a few affiliates and Sprint's ongoing commitment to the program is unknown.

        Sprint's 2005 merger with Nextel and the litigation involving Sprint and the PCS Affiliates that followed resulted, directly or indirectly, in Sprint's acquisition of nearly all of the PCS Affiliates of Sprint. We, along with two significantly smaller PCS Affiliates of Sprint, are the only remaining members of the Sprint affiliation program. One of the other remaining PCS Affiliates of Sprint, Shenandoah Telecommunications Company ("Shentel"), amended its affiliation agreements with Sprint in March 2007 to, among other things, simplify the methods used to settle revenue and expense between it and Sprint. As discussed in "Item 1 Business—Recent Developments," we recently amended our affiliation agreements with Sprint as well. As a result of Sprint's acquisitions of PCS Affiliates and Shentel's and our revised affiliate relationships, Sprint's ongoing commitment to the affiliate program as historically structured is unknown. We and Sprint may agree to further modify our affiliate relationship in ways that could further alter our current business plan and projections. Sprint may not devote as much of its personnel and resources to us and the other two remaining PCS Affiliates of Sprint, which may have an adverse effect on our business and results of operations.

Our business depends on the continued effectiveness of our affiliation agreements with Sprint.

        The terms of our relationship with Sprint are set forth in our affiliation agreements with it. Our affiliation agreements require that we meet and maintain various requirements with respect to network coverage and technical and customer service requirements. Failure to meet and maintain these requirements could constitute a material breach of our affiliation agreements with Sprint PCS. If these agreements were to be terminated or otherwise rendered ineffective, or if Sprint fails to perform its obligations under these agreements, our ability to conduct business would be severely impacted. Our affiliation agreements provide that, upon the occurrence of an event of termination caused by our breach of such agreements, Sprint PCS has the right to, among other things, purchase our operating assets without stockholder approval and for a price equal to 72% of our "entire business value," which is our appraised value determined using certain principles set forth in our affiliation agreements with Sprint PCS and based on the price a willing buyer would pay a willing seller for our entire business as a going concern. See "—Affiliation Agreements with Sprint PCS" for a description of how we calculate our entire business value.

Sprint may alter its requirements in our affiliation agreements with Sprint PCS that require us to incur increased capital expenditures and other expenses.

        Pursuant to our affiliation agreements with Sprint PCS, we are required to meet and maintain various requirements with respect to network coverage and technical and customer service requirements. Subject to certain limitations set forth in our affiliation agreements with Sprint PCS, Sprint PCS may alter its network and technical requirements or request that we build-out additional areas within our territory, which could result in us incurring substantial additional costs to remain in compliance with such requirements. If we do not have the necessary funds, we may seek to incur additional indebtedness. Our existing substantial indebtedness could limit our ability to obtain any additional financing that we may seek. Moreover, if Sprint determines that we are not in compliance with applicable requirements, our ability to obtain additional financing could be negatively impacted. If we cannot obtain necessary additional financing, we may be unable to remedy such noncompliance, thereby resulting in a material breach of our affiliation agreements which could lead to their termination by Sprint PCS. If Sprint PCS terminates or fails to renew our affiliation agreements or fails to perform its obligations under those agreements, our ability to conduct business would be severely restricted.

Sprint has certain rights over us with respect to certain corporate transactions.

        Sprint PCS has the right to withhold its consent to any transaction in which the "ultimate parent" of any of our operating subsidiaries that is the party to the affiliation agreements with Sprint PCS, changes. We must obtain the consent of Sprint PCS prior to any assignment by us of our affiliation agreements with it. Sprint PCS also has a right of first refusal if we decide to sell our operating assets to a third party. We are also subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of our operating assets to competitors of Sprint PCS. These restrictions and the other restrictions contained in our affiliation agreements with Sprint PCS restrict our ability to sell our business, may reduce the value a buyer would be willing to pay for our business, and may reduce our "entire business value," which is our appraised value determined using principles set forth in our affiliation agreements with Sprint PCS and based on the price a willing buyer would pay a willing seller for our entire business as a going concern.

Parts of our territory have limited licensed spectrum, which may adversely affect the quality of our service.

        In the majority of our markets, Sprint PCS has licenses covering 20 MHz or 30 MHz of spectrum. However, Sprint PCS has licenses covering only 10 MHz in approximately 23% of our territory, which represent approximately 3.5 million in total population out of a total population of over 15.1 million residents in our territory. In the future, as our subscriber base increases in those areas, or as usage increases, this limited licensed spectrum may not be able to accommodate increases in call volume or changes or upgrades in technology and may lead to increased dropped calls and may limit our ability to offer enhanced services. We may also have to increase our capital expenditures and/or operating expense in an attempt to compensate for this lack of licensed spectrum. It is more difficult and expensive to deploy EV-DO Rev. A in these markets, and, as a result, we may not be able to remain technologically competitive in these markets.

The merger between Sprint and Nextel and the final outcome of our litigation relating thereto may have an adverse effect on us in ways that would be beyond our control.

        We have been, and continue to be, engaged in litigation with Sprint regarding its merger with Nextel. Sprint's operation of the legacy Nextel business in our territory is subject to the Delaware Court of Chancery's August 2006 ruling and the protections for our benefit in the order of the Illinois Appellate Court "staying" the ruling of the Illinois Circuit Court pending resolution of the appeal. Although the Delaware ruling is final, the Illinois ruling is subject to Sprint's appeal.

        The Delaware ruling and the protections of the stay order do not protect us from all of the ways in which Sprint may operate the legacy Nextel business in a manner that would have a material adverse effect on us. To the extent that Sprint desires to exploit limitations of the Delaware ruling, our business may be adversely affected. For example, the ruling provides that Sprint may engage in limited re-branding of the legacy Nextel stores in our service area. We do not know how or if Sprint will attempt to re-brand the legacy Nextel stores in our service area. Additionally, in light of certain representations that Sprint made to the Delaware court, the ruling does not impose additional restrictions on Sprint's use of our confidential information. It is difficult for us to monitor Sprint's compliance with its representations as to confidentiality. If we believe that Sprint is violating the Delaware ruling, we may need to enforce the ruling through contempt proceedings in Delaware.

        With respect to the Illinois ruling, oral arguments were held before the Illinois Appellate Court on February 14, 2008. We expect the Appellate Court to render its decision in 2008. We cannot predict the outcome of the appeal. If we do not prevail on appeal, Sprint may be permitted to operate the legacy Nextel business in our territory in a manner that has an adverse effect on our business and operations. If we do not prevail on appeal, our stock price may be adversely affected.

        On March 15, 2007, Shenandoah Telecommunications Company ("Shentel") announced that its wholly owned subsidiary, which is a PCS Affiliate of Sprint, entered into revised affiliation agreements with Sprint which settled all of its outstanding claims arising out of the Sprint Nextel merger and the subsequent acquisition by Sprint of Nextel Partners, Inc. We do not know whether it is possible for us to reach agreement on mutually satisfactory terms for revised affiliation agreements with Sprint PCS that would settle our outstanding claims arising out of the Sprint Nextel merger, particularly in light of the rulings that we have already obtained.

        Moreover, as discussed in "Item 1 Business—Recent Developments" above, we recently amended certain of our affiliation agreements with Sprint PCS. While the amendments resolve many of the ongoing operational disputes between us and Sprint—including disputes with respect to Sprint's proposed service bureau fees and reciprocal roaming rates, as well as disputed amounts for 3G data roaming expense settled between the parties in 2007—the amendments do not resolve our ongoing dispute with Sprint regarding the Sprint Nextel merger, including Sprint's currently pending appeal of the Illinois Circuit Court ruling.

        We believe that our stock price has been, and continues to be, affected by market speculation involving potential changes in our relationship with Sprint as a result of the Sprint-Nextel merger and the final outcome of our disputes with Sprint, including Sprint's currently pending appeal of the Illinois Circuit Court ruling. We believe that the market speculation has been further fueled by changes in the relationships between Sprint and other PCS Affiliates of Sprint, including Sprint's acquisition of seven other PCS Affiliates of Sprint since August 2005. Accordingly, the price of our common stock has been, and may continue to be, volatile.

Risks Related to the Wireless Telecommunications Industry

The FCC may fail to renew the wireless licenses that we use, which would prevent us from providing wireless services.

        Wireless licenses, including the ones issued to Sprint that we use, are subject to renewal and revocation by the FCC. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure to comply with these standards could result in the non-renewal of the licenses.

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

        Widespread concerns over radio frequency emissions may expose us to potential litigation. To the extent we are named in any such litigation, we will be forced to defend ourselves. If we do not prevail in such litigation, or are forced to pay damages, we could experience a material adverse effect on our business, financial condition or results of operations. Such concerns may also discourage the use of wireless handsets or result in additional regulation imposing restrictions or increasing requirements on the location and operation of cell sites or the use or design of wireless handsets. Any resulting decrease in demand for these services or increase in the cost of complying with additional regulations could impair our ability to profitably operate our business. Such concerns may result in the loss of subscribers, which may impair our ability to maintain and increase revenue and lower our operating margin. In addition, we may need to dedicate a larger portion of any cash flow from our operating activities to comply with such additional regulations.

        Due to safety concerns, some state and local legislatures have passed or are considering legislation restricting the use of wireless telephones while driving automobiles. Concerns over safety risks and the effect of future legislation, if adopted in the areas we serve, could limit our ability to market and sell our wireless services. In addition, it may discourage use of our wireless devices and decrease our revenue from subscribers who now use their wireless telephones while driving. Further, litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless telephone use while driving could result in damage awards, adverse publicity and further governmental regulation.

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

        Competition in the wireless telecommunications industry is intense. Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the wireless telecommunications industry. If prices for our services continue to decline, it could adversely affect our ability to increase revenue, which would have a material adverse effect on our financial condition and our results of operations. In addition, the viability of our business depends upon, among other things, our ability to compete with other wireless providers on reliability, quality of service, availability of voice and data features and customer care. Prepaid and unlimited minute plans, including those recently announced by Sprint and several other national wireless carriers, also continue to increase in popularity, offering consumers more alternatives and potentially putting more downward pressure on wireless service pricing as well as potentially increasing our expense of providing service. In addition, the pricing of our services may be affected by competition, including the entry of new service providers into our markets. Furthermore, there has been a recent trend in the wireless telecommunications industry toward consolidation of wireless service providers, which we expect to lead to larger competitors over time.

We are a consumer business and a prolonged economic downturn in the United States involving significantly lowered consumer spending could negatively affect our results of operations.

        Our primary subscriber base is composed of individual consumers, and in the event of a prolonged economic downturn in the United States in which spending by individual consumers drops significantly, our current and potential subscribers, especially our sub-prime subscribers, may be unable or unwilling to purchase wireless services or pay their wireless bills and our business may be negatively affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2007, we own land and a building in Erie, PA that houses one of our switching centers. We lease office space in various locations, including our corporate headquarters in Schaumburg, Illinois. We also lease locations for our retail stores, our other switching centers and space on wireless towers for our base stations. As of December 31, 2007, we leased 41 retail stores, four switching centers and space on approximately 1,690 wireless structures, primarily towers. Our four leased switching centers are located in: Davenport, IA; Kentwood, MI; Fort Wayne, IN; and Johnson City, TN. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed on commercially reasonable terms.

        The following table provides certain information concerning our switch locations:

Location	Lease/Own	Lease Expiration Date	Renewal Options
Erie, PA	Owned	—	—
Davenport, IA	Leased	9/12/2015	None
Kentwood, MI	Leased	4/30/2011	Two additional five years terms
Fort Wayne, IN	Leased	11/30/2009	Four additional five year terms
Johnson City, TN	Leased	1/10/2010	Four additional five year terms

        As of December 31, 2007, substantially all of our assets are pledged as collateral to secure our obligation to repay our senior secured notes (see Note 7, Long-Term Debt and Capital Lease Obligations, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K).

ITEM 3.    LEGAL PROCEEDINGS

        Sprint/Nextel Merger Litigation.    On July 15, 2005, our wholly owned subsidiary, iPCS Wireless, Inc., filed a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois. The complaint alleged, among other things, that Sprint's conduct following the consummation of the merger between Sprint and Nextel, would breach Sprint's exclusivity obligations to iPCS Wireless under its affiliation agreements with Sprint PCS. On August 14, 2006, the Circuit Court issued its decision and on September 20, 2006, the Circuit Court issued a final order effecting its decision. The final order provides that:

  •
  Within 180 days of the date of the final order, Sprint and those acting in concert with it must cease owning, operating, and managing the Nextel wireless network in iPCS Wireless's territory.

  •
  Sprint shall continue to comply with all terms and conditions of the Forbearance Agreement between us and Sprint setting forth certain limitations on Sprint's operations post-merger with Nextel.

On September 28, 2006, Sprint appealed the ruling to the Appellate Court of Illinois, First Judicial District, and, at Sprint's request, the Circuit Court's ruling was stayed by the Appellate Court pending the appeal. On February 14, 2008, the parties presented oral arguments to the Appellate Court. The Appellate Court has not yet rendered its decision. We expect a decision from the Appellate Court in 2008.

        Sprint Arbitration.    Pursuant to the recent amendments of our affiliation agreements with Sprint PCS, we and Sprint agreed to dismiss the arbitration proceedings relating to Sprint's proposed rates for providing back-office services to us for the three-year period commencing on January 1, 2007.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Market Information.    Our common stock trades on the Nasdaq Global Select Market under the symbol "IPCS".

        For the quarters ended December 31, 2007, September 30, 2007, June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006 and June 30, 2006, the table below sets forth the high and low closing prices of our common stock as reported by Nasdaq. For the quarter ended March 31, 2006, the table below sets forth on a per share basis the high and low prices for our common stock as reported by the OTC Bulletin Board and NASDAQ.

	Quarter
	1st	2nd	3rd	4th
Year Ended December 31, 2007
High	$54.81	$50.65	$34.83	$37.49
Low	$48.53	$32.90	$29.92	$32.32
Year Ended December 31, 2006
High	$48.50	$52.00	$53.55	$55.43
Low	$46.00	$45.86	$44.06	$51.84

        As of March 4, 2008, there were approximately 60 record holders of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

        Dividend Policy.    On May 16, 2007, we paid a special cash dividend of $11.00 dollars per share to all holders of our common stock. No expectation of future dividends should be derived from this special dividend. Our future decisions concerning the payment of dividends will depend on our results of operations, financial condition and capital expenditure plans and will be subject to limitations under the indentures governing our senior secured notes, as well as such other factors that our board of directors, in its sole discretion, may consider relevant.

        Securities Authorized for Issuance Under Equity Compensation Plans.    See our disclosure below in "Item 12. Security ownership of certain beneficial owners and management related stockholder matters" incorporated by reference to our proxy statement relating to our 2008 annual meeting of stockholders.

        Performance Graph.    The performance graph below compares the cumulative total stockholder return on our common stock from March 17, 2006 (the effective date of our registration under the Securities Exchange Act of 1934) through December 31, 2007 against the cumulative total return of The Nasdaq Stock Market Composite Index and The Nasdaq Stock Market Telecommunications Index.

        The graph assumes that $100.00 was invested in our common stock and in each index on March 17, 2006. The total return for the common stock and the indices used assumes the reinvestment of dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG iPCS, INC.,
NASDAQ COMPOSITE INDEX AND NASDAQ TELECOMMUNICATIONS

	03/17/06	06/30/06	09/30/06	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07
iPCS	100.00	100.84	111.80	115.57	102.28	90.64	92.04	96.32
Nasdaq Telecommunications	100.00	107.02	114.98	128.44	127.91	140.29	132.39	106.75
Nasdaq Composite Index	100.00	93.35	97.07	104.05	104.40	112.26	116.43	114.40

ITEM 6.    SELECTED FINANCIAL DATA

        We derived the following balance sheet data as of December 31, 2007 and 2006 and statement of operations data for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 and the year ended September 30, 2005 from our audited consolidated financial statements, included elsewhere in this report. We derived the following balance sheet data as of December 31, 2005, September 30, 2005, 2004, and 2003 and the statement of operations for the periods ended September 30, 2004 and July 1, 2004 and the year ended September 30, 2003 from our audited consolidated financial statements, which are not included in this report.

        In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", we adopted fresh-start accounting as of July 1, 2004, and our emergence from Chapter 11 resulted in a new reporting entity. Results for the periods as of and prior to July 1, 2004 have been designated as results of the "Predecessor Company" and results for the periods subsequent to July 1, 2004 have been designated as results of the "Successor Company." Under fresh-start accounting, our reorganization equity value was allocated to the assets and liabilities based on their respective fair values and was in conformity with SFAS No. 141 "Business Combinations". As a result of the implementation of fresh-start accounting, our financial statements after July 1, 2004 are not comparable to our financial statements for prior periods. Results as of and for the year ended September 30, 2005 include results for Horizon PCS from the date of acquisition (July 1, 2005) and, accordingly, are not comparable to prior periods.

        The financial information presented in the tables below are from our audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and, in each case, any related notes thereto included elsewhere in this report.

	Successor Company					Predecessor Company
	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Year Ended September 30, 2005	Period from July 2, 2004 through September 30, 2004	Period from October 1, 2003 through July 1, 2004	Year Ended September 30, 2003
Statement of Operations Data:
Revenue:
Service revenue	$358,154	$316,513	$70,996	$189,177	$37,909	$107,097	$145,249
Roaming revenue	166,349	161,848	36,071	82,959	15,829	34,525	44,220
Equipment and other	13,583	14,061	2,485	7,911	1,644	4,240	4,824

Total revenue	538,086	492,422	109,552	280,047	55,382	145,862	194,293

Operating expense:
Cost of service and roaming (exclusive of depreciation, as shown separately below)	(313,629)	(285,979)	(62,766)	(153,058)	(29,090)	(83,230)	(130,065)
Cost of equipment	(51,358)	(41,707)	(9,150)	(27,260)	(5,584)	(12,801)	(11,797)
Selling and marketing	(75,626)	(74,293)	(18,216)	(44,424)	(8,001)	(20,976)	(27,343)
General and administrative	(26,915)	(20,944)	(7,907)	(13,189)	(1,714)	(3,550)	(5,546)
Reorganization income (expense)(a)	—	—	—	—	—	60,797	(31,093)
Depreciation(b)	(46,097)	(50,522)	(12,039)	(53,700)	(8,790)	(28,596)	(37,274)
Amortization of intangible assets(c)	(31,576)	(37,958)	(9,489)	(18,126)	(3,051)	—	(3,274)
Gain (loss) on disposal of property and equipment	(151)	(574)	(182)	(141)	4	(13)	(474)

Total operating expense	(545,352)	(511,977)	(119,749)	(309,898)	(56,226)	(88,369)	(246,866)

Operating income (loss)	(7,266)	(19,555)	(10,197)	(29,851)	(844)	57,493	(52,573)
Interest income	4,930	5,490	1,104	1,782	289	263	70
Interest expense	(36,640)	(32,086)	(8,108)	(22,926)	(5,425)	(10,142)	(20,301)
Debt extinguishment costs(d)	(30,501)	—	—	—	—	—	—
Cancellation of debt(e)	—	—	—	—	—	131,956	—
Other income (expense), net	146	112	15	57	4	7	(63)

Income (loss) before income taxes	(69,331)	(46,039)	(17,186)	(50,938)	(5,976)	179,577	(72,867)
(Provision for) benefit from income taxes	—	—	—	—	—	—	—

Net income (loss)	$(69,331)	$(46,039)	$(17,186)	$(50,938)	$(5,976)	$179,577	$(72,867)

Other Data:
Basic and diluted loss per share of common stock(f)	$(4.08)	$(2.76)	$(1.03)	$(4.60)	$(0.65)	n/a	n/a
Cash dividend declared per common share	$11.00	—	—	—	—	—	—

	Successor Company					Predecessor Company
	As of December 31, 2007	As of December 31, 2006	As of December 31, 2005	As of September 30, 2005	As of September 30, 2004	As of September 30, 2003
Balance Sheet Data:
Cash and cash equivalents	$77,599	$120,499	$110,837	$98,107	$57,760	$17,654
Property and equipment, net	128,677	139,641	147,254	153,504	134,931	170,620
Total assets	546,824	627,071	673,213	673,990	312,308	221,574
Total current liabilities	87,554	100,770	103,632	89,235	53,797	157,961
Total liabilities not subject to compromise	—	—	—	—	—	171,674
Liabilities subject to compromise(g)	—	—	—	—	—	229,477
Total liabilities	586,658	412,886	418,208	403,908	223,262	—
Total stockholders' equity (deficiency)(h)	(39,834)	214,185	255,005	270,082	89,046	(179,577)

(a)
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

(b)
Included in the year ended December 31, 2007 is a $0.4 million impairment charge related to Motorola equipment held for sale.

(c)
Included in the year ended December 31, 2007 is a $1.2 million impairment charge related to our FCC license in Ohio.

(d)
In connection with our repurchase of our 11 1/2% senior notes and our 11 3/8% senior notes, we recorded debt extinguishment costs of approximately $30.5 million, consisting of tender premium and consent costs, the write-off of remaining deferred financing costs of the senior notes and acceleration of the unamortized balance of the purchase price fair value adjustment to the 11 3/8% senior notes.

(e)
As of the effective date of our plan of reorganization, we recognized income of approximately $132.0 million on the cancellation of debt related to the discharge of certain of our liabilities subject to compromise as required under our plan of reorganization.

(f)
Basic and diluted loss per share for the Successor Company are calculated by dividing the net loss available to common stockholders by the weighted average number of shares of our common stock. Pursuant to our plan of reorganization, 8.6 million shares were distributed to our unsecured creditors on the effective date and the remaining 0.4 million shares held in reserve were distributed in 2005 upon resolution of disputed claims. The full 9.0 million shares were used in the calculation of weighted average shares for the years ended September 30, 2005 and the period ended September 30, 2004. The calculation was made in accordance with SFAS No. 128, "Earnings Per Share". The basic and diluted loss per share are the same because the inclusion of the incremental potential shares from any assumed exercise of stock options is antidilutive. Per share information is not presented for the Predecessor Company as it is not meaningful.

(g)
Amount includes approximately $206.7 million related to our then existing senior discount notes and other amounts owed to Sprint and other creditors.

(h)
As part of our plan of reorganization, on July 20, 2004 our previously issued common stock was cancelled and new equity was issued to our general unsecured creditors in satisfaction and retirement of their claims.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is an analysis of our results of operations, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Annual Report on Form 10-K. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to the risks and uncertainties discussed in "Item 1A Risk Factors" in this Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with the Forward Looking Statements and "Item 1A Risk Factors" each included in this Annual Report on Form 10-K.

        In this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, we provide certain financial measures that are calculated in accordance with accounting principles generally accepted in the United States ("GAAP") and as adjusted to GAAP ("non-GAAP") to assess our financial performance. In addition, we use certain non-financial terms that are not measures of financial performance under GAAP. Terms such as net subscriber additions and churn are terms used in the wireless telecommunications industry. The non-GAAP financial measures of average revenue per user ("ARPU") and cost per gross addition ("CPGA") reflect standard measures of performance commonly used in the wireless telecommunications industry. The non-financial terms and the non-GAAP measures reflect wireless telecommunications industry conventions and are commonly used by the investment community for comparability purposes. The non-GAAP financial measures included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are reconciled below in "Reconciliation of Non-GAAP Financial Measures" and, together with the non-financial terms, are summarized as follows:

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

  •
  ARPU, or average revenue per user, is a measure of the average monthly service revenue earned from subscribers based in our territory. This measure is calculated by dividing subscriber revenue in our consolidated statement of operations by the number of our average monthly subscribers during the period divided by the number of months in the period.

  •
  CPGA, or cost per gross addition, is a measure of the average cost we incur to add a new subscriber in our territory. These costs include handset subsidies on new subscriber activations, commissions, rebates and other selling and marketing costs. We calculate CPGA by dividing (a) the sum of cost of products sold less product sales revenue associated with transactions with new subscribers, and selling and marketing expense, net of stock-based compensation expense, during the measurement period, by (b) the total number of subscribers activated in our territory during the period.

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

        In this "Management's Discussion and Analysis of Financial Condition and Results of Operations," unless the context indicates otherwise, all references to "subscribers" or "customers" and other operating metrics mean subscribers or customers excluding subscribers of resellers known as Mobile Virtual Network Operators, or MVNOs, that use our network and resell wireless service under private brands.

        On July 1, 2005, we completed a merger with Horizon PCS, Inc., another PCS Affiliate of Sprint. The financial results of Horizon PCS are included in our results as of July 1, 2005.

Business Overview

        As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in approximately 80 markets including markets in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. The territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our PCS network is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, co-branded dealers, major national retailers and local third party distributors. As of December 31, 2007, our licensed territory had a total population of approximately 15.1 million residents, of which our wireless network covered approximately 12.0 million residents, and we had approximately 629,900 subscribers.

Relationship with Sprint

        Our relationship with Sprint is the most significant relationship we have. The terms of our relationship are set forth in our affiliation agreements with Sprint PCS. Pursuant to these affiliation agreements, we agreed to offer PCS services using Sprint's spectrum under the Sprint brand name on a wireless network built and operated at our own expense. We believe that our strategic relationship with Sprint PCS provides significant competitive advantages. In particular, we believe that our affiliation agreements with Sprint PCS allow us to offer high quality, nationally branded wireless voice and data services for lower cost and lower capital requirements than would otherwise be possible.

        Sprint's merger with Nextel, which closed in August 2005, thrust our relationship with Sprint into a state of uncertainty, the resolution of which may have a material adverse effect on our business. Sprint's merger with Nextel has been the subject of litigation initiated by us. The final outcome of the dispute is still unknown pending appeal. In addition to our complaints, a number of other PCS Affiliates of Sprint also filed complaints against Sprint, Sprint PCS and Nextel, including AirGate PCS (a wholly owned subsidiary of Alamosa Holdings, Inc.), UbiquiTel, Inc., U.S. Unwired, Inc., Gulf Coast Wireless, Inc., Enterprise Communications Partnership and Northern PCS Services, LLC. Sprint has acquired each of these other PCS Affiliates of Sprint and the complaints have been dismissed.

        We do not know the final outcome of our litigation against Sprint. If we do not prevail, Sprint may engage in conduct that has a material adverse effect on our business and operations. We intend to continue to enforce our rights to the fullest extent, but there is no assurance that we will prevail.

        As discussed in "Item 1—Business—Recent Developments", we recently amended our affiliation agreements with Sprint PCS. These amendments resolve some of the ongoing operational disputes between the parties, including our arbitration of Sprint's proposed service bureau fees and our disagreement with respect to Sprint's proposed reciprocal roaming rates, as well as disputed amounts related to the settlement of 3G data roaming expenses between the parties beginning in April 2007. The amendments do not address our ongoing litigation with Sprint regarding Sprint's 2005 merger with Nextel, which includes Sprint's currently pending appeal of the 2006 Illinois circuit court ruling that Sprint must cease owning, operating and managing the Nextel wireless network in iPCS Wireless's territory. If these new CCPU and CPGA rates and reciprocal roaming rates, including the provision providing for the elimination of 3G data roaming settlement between the parties, had been in effect for the year ended December 31, 2007, roaming revenue, cost of service and roaming, and selling and marketing expense would have been reduced by an estimated $45.4 million, $44.7 million and $0.3 million, respectively. The net effect of these changes for the year ended December 31, 2007, would have been an estimated $0.4 million increase in our net loss, not including any adjustment for the data roaming expense dispute described above.

Consolidated Results of Operations

Summary

        In February 2006, we changed our year-end from September 30 to December 31, commencing in 2006. Accordingly, our 2005 year ended on September 30, 2005 and our 2006 and 2007 years ended on December 31, 2006 and 2007, respectively. For the years ended December 31, 2007 and 2006 and the year ended September 30, 2005, our net loss was $69.3 million, $46.0 million and $50.9 million, respectively.

        The higher net loss for the year ended December 31, 2007 included $30.5 million of costs related to the repurchase of our 11 1/2% and 11 3/8% senior notes (see Note 7, Long-Term Debt, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K). Additionally, reflected in the year ended December 31, 2007 was $1.2 million intangible asset impairment charge included in amortization of intangible assets (see Note 6, Intangible Assets and Goodwill, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K). Excluding these two items, our net loss for the year ended December 31, 2007 would have been $37.6 million or $8.4 million less than the year ended December 31, 2006. The smaller net losses, excluding the debt extinguishment costs and the intangible asset impairment charge, for the year ended December 31, 2007 reflected higher revenue, primarily attributable to our larger subscriber base, lower Sprint litigation expense and lower depreciation and amortization expenses. Additionally contributing to our smaller net losses for the 2007 year, excluding the debt extinguishment costs and the intangible asset impairment charge, was our improved reciprocal roaming margins, reflecting improvements in our inbound to outbound ratio due to substantial increases in inbound data kilobytes usage on our network, offset by the impact of lower reciprocal roaming rates as compared to the 2006 year. These increased revenues, decreased expenses and roaming margin improvements were partially offset by increases in subscriber acquisition costs as a result of our growth in gross additions, and increases in operating expense, including higher bad debt expense, back office service fees paid to Sprint and stock-based compensation expense. Increased subscriber acquisition costs were a result of an increase in gross additions for the year, growing from approximately 247,500 for the year ended December 31, 2006 to approximately 275,600 for the year ended December 31, 2007.

        The lower net loss for the year ended December 31, 2006 as compared to the year ended September 30, 2005 was due to higher revenue mostly offset by higher operating and amortization expenses. The results of Horizon PCS were included for the entire 2006 year, compared to only three months of the 2005 year. Following the merger, we recorded higher revenue and related costs due to a larger subscriber base.

        Presented below are more detailed comparative data and discussions regarding our consolidated results of operations for the year ended December 31, 2007 versus the year ended December 31, 2006 and the year ended December 31, 2006 versus the year ended September 30, 2005.

For the Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

        Key Performance Metrics.    Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics that we use for the relevant time periods:

	As of and for the Year Ended December 31,
			Increase/ (Decrease)		Percent Change
	2007	2006
Total Subscribers	629,900	561,300	68,600		12.2%
Gross Subscriber Additions	275,600	247,500	28,100		11.4
Net Subscriber Additions	68,600	67,600	1,000		1.5
Churn	2.5%	2.5%	—	pts	—
ARPU	$49.37	$50.53	$(1.16)		(2.3)
CPGA	$367	$376	$(9)		(2.4)

        Subscriber Additions.    For the year ended December 31, 2007, strong handset promotions, an increased number of net ported-in subscribers from other wireless carriers, and an average of 16 more exclusive co-branded dealer locations in the year ended 2007 than in the year ended 2006, helped to drive new subscriber growth. Offsetting this increase in gross subscriber additions, net subscriber additions were negatively impacted by an equivalent overall churn percentage on our larger average subscriber base in the year ended December 31, 2007 as compared to the year ended December 31, 2006. These offsetting factors resulted in the slight year over year increase in net subscriber additions reflected above.

        Churn.    Year 2007 churn remained flat with 2006. Voluntary (non-credit related) churn for the year ended December 31, 2007 improved as compared to the year ended December 31, 2006. This improvement was offset by a sharp increase in involuntary (credit-related) deactivations during the second half of the 2007 year as compared to the year ended December 31, 2006. We believe that the increase in involuntary (credit-related) deactivations was a result of a deteriorating economic environment and an increase in sub-prime customer additions. Approximately 91% of our subscribers were under contract at both December 31, 2007 and 2006.

        Average Revenue Per User.    We continue to experience decreasing voice revenue offset by increasing data revenue as compared to prior year periods. Average monthly voice revenue per subscriber was $37.56 in the year ended December 31, 2007 compared to $40.52 in the year ended December 31, 2006, a decrease of 7%. This decrease can be largely attributed to the continued growth of the family add-a-phone plans. While these customers are not as likely to switch to another wireless company, or churn, their ARPU is lower due to the lower monthly recurring charge on add-a-phone rate plans. Average monthly data revenue was $10.86 for the year ended December 31, 2007 compared to $9.62 in the year ended December 31, 2006, an increase of 13%. The year over year increase in average monthly data revenue reflects increased usage of data cards and the increased popularity of our data products, including text messaging, downloading ringers, music and games, sending and receiving pictures, playing games and browsing the Internet.

        Cost Per Gross Addition.    Due to an increase in gross additions of 11% in the year ended December 31, 2007 compared to the same period in 2006, fixed costs per gross addition dropped $17 for the same periods. Offsetting this decrease in fixed costs per gross addition, the variable costs of commissions and handset subsidy and rebate costs increased $8 per gross addition in the year ended December 31, 2007 compared to the same period in 2006. At December 31, 2007, we operated 41 retail stores and supported 98 exclusive co-branded dealers, compared to 38 retail stores and 93 exclusive co-branded dealers at December 31, 2006.

  Revenue.

        The following table sets forth a breakdown of revenue by type (dollars in thousands):

	For the Year Ended December 31,
			Increase/ (Decrease)	Percent Change
	2007	2006
Service revenue	$358,154	$316,513	$41,641	13.2%
Roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint	137,444	141,174	(3,730)	(2.6)
Roaming revenue from other wireless carriers	13,256	8,995	4,261	47.4
Reseller revenue	15,649	11,679	3,970	34.0
Equipment and other revenue	13,583	14,061	(478)	(3.4)

Total revenue	$538,086	$492,422	$45,664	9.3

        Service revenue.    Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes over plan, long distance, roaming usage charges, other feature revenue and late payment fee and early cancellation fee revenues. Deductions for billing adjustments and promotional credits are recorded as a reduction to service revenue. Our service revenue growth over the prior year consists of $50.0 million from additional subscribers, offset by a decrease in ARPU of $8.4 million.

        Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.    We receive revenue on a per minute basis for voice traffic and per kilobyte basis for data traffic when subscribers of Sprint PCS and other PCS Affiliates of Sprint use our network. In addition, we receive toll revenue for any long distance calls made by these subscribers while roaming on our network. For the year ended December 31, 2007, the reciprocal rate was $0.0403 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania) and $0.001 per kilobyte for data traffic. For the year ended December 31, 2006, the reciprocal roaming rate was $0.0580 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania) and $0.002 per kilobyte for data traffic. For the year ended December 31, 2007 compared to the year ended December 31, 2006, voice roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint, including related toll revenue, decreased by $17.1 million due mainly to the decrease in the rate. Data roaming revenue increased by $13.4 million for the year, due mainly to increases in data usage of 206% offset by a decrease in the rate. Roaming minutes from subscribers of Sprint PCS and other PCS Affiliates of Sprint increased slightly from 1.6 billion for the year ended December 31, 2006 to 1.7 billion for the year ended December 31, 2007. Roaming kilobytes from subscribers of Sprint PCS and other PCS Affiliates of Sprint for the year ended December 31, 2007 were 45.4 billion compared to 14.8 billion for the year ended December 31, 2006. Effective January 1, 2008, we will no longer receive data roaming revenue from Sprint PCS when Sprint PCS subscribers based outside our territory use our PCS network. Data roaming revenue from Sprint PCS for the year ended December 31, 2007 was approximately $45.7 million, or 33% of the $137.4 million in total roaming revenue we received from Sprint PCS.

        Roaming revenue from other wireless carriers.    We receive roaming revenue from wireless carriers other than Sprint and other PCS Affiliates of Sprint when subscribers of such other wireless carriers roam in our territory. We do not have agreements with these other wireless carriers. Instead, we rely on roaming arrangements Sprint PCS has negotiated with them. We are paid on a per minute and per kilobyte basis for voice traffic pursuant to these agreements. For the year ended December 31, 2007, roaming minutes were 242.6 million compared to 103.2 million for the same period in 2006. The average per minute rate decreased from $0.09 per minute for the year ended December 31, 2006 to $0.05 per minute for the year ended December 31, 2007. Roaming minutes increased while the average per minute rate decreased due mainly to a new roaming agreement Sprint signed with Alltel Corporation in mid-2006. This agreement has increased the number of roaming minutes we receive from Alltel, but at a rate significantly lower than what we had received in the first half of 2006.

        Reseller revenue.    Through Sprint PCS we allow resellers, known as MVNOs, such as Virgin Mobile, to use our network. Pursuant to these arrangements, we are paid on a per minute and per kilobyte basis. The year over year increase reflects an increase in reseller subscribers and increased ARPU per reseller subscriber. At December 31, 2007, we had approximately 252,900 reseller subscribers based in our territory compared to approximately 227,200 at December 31, 2006. For the year ended December 31, 2007 reseller ARPU was $5.31 compared to $5.17 for the 2006 year.

        Equipment and other revenue.    Equipment and other revenue is derived primarily from the sale of handsets and accessories to new customers and from current customers who upgrade their handsets through our retail and local distribution channels, in each case, net of sales incentives, rebates and an allowance for returns. The year ended December 31, 2007 reflects higher promotional discounts for upgrades and new activations resulting in lower revenue per handset, offset by higher gross additions and upgrades from these channels.

  Operating Expense.

        The following table sets forth a breakdown of operating expense by type (dollars in thousands):

	For the Year Ended December 31,
			Increase/ (Decrease)	Percent Change
	2007	2006
Cost of service and roaming	$313,629	$285,979	$27,650	9.7%
Cost of equipment	51,358	41,707	9,651	23.1
Selling and marketing	75,626	74,293	1,333	1.8
General and administrative	26,915	20,944	5,971	28.5
Depreciation and amortization	77,673	88,480	(10,807)	(12.2)
Loss on disposal of property and equipment, net	151	574	(423)	(73.7)

Total operating expense	$545,352	$511,977	$33,375	6.5

        Cost of Service and Roaming.    Cost of service and roaming includes network operations expense, roaming expense, expense for back-office customer services provided by Sprint PCS, bad debt expense, long distance expense, the 8% affiliation fee due to Sprint PCS for collected revenue and stock-based compensation expense. Network operations expense includes salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost for our subscribers using Sprint PCS and other wireless carriers' networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under "—Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint." Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. Of the increase for the year, $12.3 million, or 44%, of the total increase was due to higher per user fees charged by Sprint for back-office customer service coupled with higher average subscribers on which we incur the charge. Effective January 1, 2007, this rate increased from $6.75 per subscriber per month to $7.50 per subscriber per month. In the year ended

December 31, 2007 compared to the 2006 year, bad debt expense increased $8.1 million from $10.9 million in the year ended December 31, 2006 to $19.0 million in the 2007 year. This increase is due to higher average write-offs per subscriber, lower recoveries as a percentage of write-offs and an overall deterioration of our customer accounts receivable aging, reflecting a higher average number of sub-prime credit subscribers in 2007 compared to 2006. Roaming expense decreased $5.4 million for the year ended December 31, 2007. Voice roaming expense with Sprint decreased $16.1 million due principally to the decrease in the reciprocal rate with Sprint, while data roaming expense paid to Sprint increased $9.5 million, reflecting increased kilobyte usage in the year ended December 31, 2007 compared to this same period in 2006. The remaining increase in cost of service and roaming was due to the related costs of servicing a larger network and larger subscriber base. Effective January 1, 2008, we will no longer pay data roaming expense to Sprint PCS when our subscribers use Sprint PCS's network. Data roaming expense paid to Sprint PCS for the year ended December 31, 2007 was approximately $37.7 million, or 39% of the $97.8 million in total roaming expense we paid to Sprint PCS.

        At December 31, 2007, our network consisted of approximately 1,690 cell sites and five switches. At December 31, 2006, our network consisted of 1,600 cell sites and five switches.

        Cost of equipment.    Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment for new activations increased $8.3 million, or 27%, in the year ended December 31, 2007 compared to the 2006 year, primarily reflecting an increase of 27% in new activations from our retail and local distribution channels. Cost of equipment for upgrades increased $1.4 million, or 12% in the year ended December 31, 2007 compared to the 2006 year, primarily reflecting an increase of 16% in upgrades from these same channels.

        Selling and marketing.    Selling and marketing expense includes the costs to operate our retail stores, advertising and promotional expenses, commissions, equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint-controlled channels and stock-based compensation expense. The increase in 2007 reflects higher commissions and an increase in salaries and benefits as compared to 2006. The higher commissions were the result of an increase in gross subscriber additions in the year ended December 31, 2007 compared to the 2006 year. The increase in salaries and benefits is due to additional employees hired to support the growth in our retail, commercial and exclusive branded dealer channels. These increases were offset by decreases in costs related to handset subsidies and rebates from our national third parties and other Sprint-controlled channels and lower promotional expenses for 2007 as compared to 2006. Stock-based compensation expense included in selling and marketing totaled approximately $1.3 million for the year ended December 31, 2007 compared to $0.5 million for the year ended December 31, 2006. Included in the stock-based compensation expense in 2007 was $0.6 million relating to stock option modifications in connection with the special cash dividend paid in May 2007 (see Note 12, Stock-Based Compensation, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K).

        General and administrative.    General and administrative expense includes administrative salaries and benefits, legal fees, insurance expense, other professional expenses and stock-based compensation expense. For the year ended December 31, 2007, general and administrative expense included approximately $1.9 million in Sprint litigation expense. This compares to $6.3 million for the year ended December 31, 2006. Stock-based compensation expense included in general and administrative expense totaled approximately $7.9 million for the year ended December 31, 2007, compared to $1.8 million for the 2006 year, reflecting an increased number of grants as well as expense related to option modifications during 2007. Included in the stock-based compensation expense for the year 2007 was $3.9 million relating to stock option modifications in connection with the special cash dividend paid in May 2007. Additionally, the year ended December 31, 2007 included $0.6 million related to a modification to option award agreements held by our former chief operating officer in connection with his separation in January 2007 (see Note 12, Stock-Based Compensation, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K). In the year ended December 31, 2007, we also incurred $0.5 million of severance expense related to this separation. The remaining year over year increase reflects the costs of a larger administrative staff to service our larger subscriber base and increased expense related to Sarbanes-Oxley compliance.

        Depreciation and amortization.    Amortization of intangible assets totaled $31.6 million for the year ended December 31, 2007 compared to $38.0 million for the year ended December 31, 2006, a decrease of $6.4 million for the year. At December 31, 2006, the intangible asset related to the iPCS Wireless subscriber base was fully amortized which decreased the amortization in 2007. At December 31, 2007, the intangible asset related to the Horizon PCS acquired customer base was fully amortized. We investigated business opportunities to use our FCC license in Ohio during 2007, but have been unable to build a viable business case for these opportunities. Because of this, the license is for sale. Therefore, we tested the value assigned to this asset for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets", using a market analysis approach. As a result of this testing, we recognized a $1.2 million impairment charge included in amortization of intangible assets related to this intangible asset during the year ended December 31, 2007. The FCC license is for sale; however, we believe the sale of this asset is unlikely within the next year.

        Depreciation expense totaled $46.1 million for the year ended December 31, 2007 compared to $50.5 million for the year ended December 31, 2006, a decrease of $4.4 million for the year. During the year ended December 31, 2006, we recorded accelerated depreciation expense of $1.4 million due to a reduction in the remaining useful lives of Motorola equipment replaced in the Pennsylvania, Maryland, New York and New Jersey markets. We have engaged independent agents to sell remaining Motorola equipment which was replaced with Nortel equipment. We reclassified $3.9 million from Property and equipment, net to Assets held for sale during the year ended December 31, 2007 and recognized a $0.4 million impairment charge included in depreciation related to these assets to reduce the carrying value in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see Note 5, Property and Equipment, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K). The reduction in carrying value records these assets at fair value less costs to sell in anticipation of their future sale.

  Non-Operating Income and Expense.

        The following table sets forth a breakdown of non-operating income and expense by type (dollars in thousands):

	For the Year Ended December 31,
			Increase/ (Decrease)	Percent Change
	2007	2006
Interest income	$4,930	$5,490	$(560)	(10.2)%
Interest expense	36,640	32,086	4,554	14.2
Debt extinguishment costs	30,501	—	30,501	—
Other income, net	146	112	34	30.4

        Interest income.    The decrease in interest income in the year ended December 31, 2007 as compared to the 2006 year reflects lower average cash and cash equivalents and investment balances during 2007, offset by higher average yields on these deposits and investments.

        Interest expense.    Interest expense consists of interest on our outstanding long-term debt (see Note 7, Long-Term Debt, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K), including amortization of financing costs and net of capitalized interest. Prior to

April 23, 2007, interest expense also included amortization of the fair value adjustment for the 11 3/8% senior notes. Since August 1, 2007, interest expense also includes the effect of our interest rate swap (see Note 8, Derivative Financial Instruments, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K). The increase in interest expense in the year ended December 31, 2007 primarily reflects higher borrowings as compared to the 2006 year. These higher borrowings were partially offset by a lower weighted average interest rate, net of our interest rate swap, of 8.95% on our outstanding long-term debt during 2007 as compared to the weighted average interest rate of 11.45% on our outstanding long-term debt during 2006.

        Debt extinguishment costs.    Debt extinguishment costs represent expense recognized during the year ended December 31, 2007 in connection with the repurchase of our outstanding 11 1/2% and 11 3/8% notes (see Note 7, Long-Term Debt, of the "Notes to the Consolidated Financial Statement" in this Annual Report on Form 10-K). In the year ended December 31, 2007, we recorded approximately $34.2 million of expense related to the tender offer premium and consent payments on the tender offering, approximately $7.3 million of expense related to the write off of the remaining deferred financing fees for the repurchased notes and approximately $11.0 million as a reduction to interest expense to reflect the write-off of the remaining unamortized balance of the purchase price fair value allocation to the 11 3/8% notes recorded in July 2005 related to the Horizon PCS merger.

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

        The following tables reconcile the non-GAAP financial measures with our consolidated financial statements presented in accordance with GAAP, excluding subscriber data:

	For the Year Ended December 31,
	2007	2006
ARPU
Service revenue (in thousands)	$358,154	$316,513
Average subscribers	604,500	522,000
ARPU	$49.37	$50.53

        ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenue.

	For the Year Ended December 31,
	2007	2006
CPGA
Selling and Marketing (in thousands):	$75,626	$74,293
plus: Equipment costs, net of cost of upgrades	38,524	30,269
less: Equipment revenue, net of upgrade revenue	(11,535)	(10,957)
less: Stock-based compensation expense	(1,339)	(524)

CPGA costs	101,276	93,081

Gross additions	275,600	247,500
CPGA	$367	$376

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

For the Year Ended December 31, 2006 compared to the Year Ended September 30, 2005

        Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics for the years ended December 31, 2006 and September 30, 2005:

Key Performance Metrics

	As of and For the Year Ended
	December 31, 2006	September 30, 2005	Increase/ (Decrease)		Percent Change
Total Subscribers	561,300	476,400	84,900		17.8%
Gross Subscriber Additions	247,500	158,200	89,300		56.4
Net Subscriber Additions	67,600	47,900	19,700		41.1
Churn	2.5%	2.6%	(0.1	)pts	—
ARPU	50.53	51.27	$(0.74)		(1.4)
CPGA	376	377	$(1)		(0.3)

        Subscriber Additions.    Gross and net subscriber additions increased primarily as a result of our acquisition of Horizon PCS markets and our increased marketing and distribution efforts in these markets. In the legacy iPCS markets, net subscriber additions were approximately 29,800 for the year ended December 31, 2006, down from approximately 40,600 for the year ended September 30, 2005, a decrease of approximately 27%. This decrease was due to increased competitive advertising, the relative attractiveness of competitors' phones and pricing plans, continuing brand confusion related to the Sprint Nextel merger and our efforts early in the year to de-emphasize "family add-a-phone" plans in order to maintain ARPU.

        Churn.    Churn for the year ended December 31, 2006 decreased from the year ending September 30, 2005 due to a decrease in voluntary churn. At December 31, 2006 approximately 91% of our subscribers were under contract compared to 85% at September 30, 2005.

        Average Revenue Per User.    ARPU for the year ended December 31, 2006 compared to the year ended September 30, 2005 decreased due to a decline in average monthly voice revenue per subscriber partially offset with an increase in average monthly data revenue per subscriber. We continue to experience decreasing voice revenue offset by increasing data revenue. Average monthly data revenue increased from $5.66 in the year ended September 30, 2005, to $8.14 for the year ended December 31, 2006, while average monthly voice revenue declined from $45.73 in the year ended September 30, 2005 to $41.99 for the year ended December 31, 2006 reflecting lower average minutes over plan revenue and lower monthly recurring charges. The decrease in minutes over plan revenue and monthly recurring charges can be attributed to the increasing popularity of the "mobile-to-mobile" program (which also includes Nextel subscribers), "Fair and Flexible" plans and "family add-a-phone" plans. Data revenue continues to increase due to the popularity of our various data products, including text messaging, downloading ringers, taking and receiving pictures, playing games and browsing the Internet.

        Cost Per Gross Addition.    In the year ended December 31, 2006 compared to the year ended September 30, 2005, lower average handset subsidies and lower average advertising expense were offset with higher salary and benefit costs and higher average commission costs. At December 31, 2006, we operated 38 retail stores and managed 93 exclusive co-branded dealers. At September 30, 2005, we operated 33 retail stores and managed 59 exclusive co-branded dealers.

  Revenue.

        The following table sets forth a breakdown of revenue by type (dollars in thousands):

	For the Year Ended
	December 31, 2006	September 30, 2005	Increase/ (Decrease)	Percent Change
Service revenue	$316,513	$189,177	$127,336	67.3%
Roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint	141,174	73,096	68,078	93.1
Roaming revenue from other wireless carriers	8,995	5,493	3,502	63.8
Reseller revenue	11,679	4,370	7,309	167.3
Equipment revenue	14,022	7,692	6,330	82.3
Other revenue	39	219	(180)	(82.2)

Total revenue	$492,422	$280,047	$212,375	75.8

        Service revenue.    Of the increase for the year ended December 31, 2006 compared to the year ended September 30, 2005, 18% was related to subscriber growth in the legacy iPCS markets and the remaining 82% was due to our acquisition of, and subsequent growth in, the legacy Horizon PCS markets. This increase in subscribers for the year ended December 31, 2006 was offset with a decrease of $4.6 million in service revenue due to the decrease in ARPU as described above.

        Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.    Of the increase for the year ended December 31, 2006 compared to the year ended September 30, 2005, 25% was driven by increased roaming revenue in the legacy iPCS markets and the remaining 75% was due to our acquisition of the legacy Horizon PCS markets. Of the 25% increase in the legacy iPCS markets, 79% of the increase reflected increased data revenue. We continue to experience increased growth in kilobyte data usage from subscribers of Sprint PCS and other PCS Affiliates of Sprint as more subscribers utilize data products with their handsets and aircards. Roaming minutes and kilobytes from subscribers of Sprint PCS and other PCS Affiliates of Sprint for the year ended December 31, 2006 were 1.6 billion and 14.8 billion, respectively, compared to 1.0 billion and 3.3 billion for the year ended September 30, 2005, respectively.

        Roaming revenue from other wireless carriers.    The year over year increase in roaming revenue was due to the acquisition of the legacy Horizon PCS markets, which historically had stronger roaming revenue than the legacy iPCS markets. Roaming revenue in the legacy iPCS markets decreased 10% in the year ended December 31, 2006 compared to the year ended September 30, 2005 due primarily to a reduction in the average per minute roaming rate. Roaming minutes increased while the average per minute rate decreased due mainly to a new roaming agreement Sprint signed with Alltel. This agreement has increased the number of roaming minutes we receive from Alltel, but at a rate significantly lower than what we had previously received. For the year ended December 31, 2006, roaming minutes were 103.2 million compared to 45.5 million for the year ended September 30, 2005. The average per minute rate decreased from $0.12 per minute for the year ended September 30, 2005 to $0.09 per minute for the year ended December 31, 2006.

        Reseller revenue.    The year over year increase in reseller revenue was due to an increase in the number of reseller subscribers in our territory, in part as a result of our merger with Horizon PCS. For the legacy iPCS markets alone, reseller revenue increased 113% in the year ended December 31, 2006 compared to the year ended September 30, 2005 as the number of reseller subscribers in the legacy iPCS markets increased 82% over this same period. At December 31, 2006, we had approximately 227,200 reseller subscribers compared to approximately 147,800 at September 30, 2005.

        Equipment revenue.    Through June 18, 2006, our handset return policy allowed customers to return their handsets for a full refund within 14 days after the date of purchase. With respect to handsets sold after such date, we allow customers to return their handsets for a full refund within 30 days after the date of purchase. Equipment revenue in the legacy iPCS markets increased approximately 30% despite a 2% decrease in gross adds from our retail and local dealer distribution channels. The remaining increase is due to equipment revenue from the legacy Horizon PCS markets.

        Other revenue.    For the year ended December 31, 2006, other revenue consisted of restocking fees for handsets returned by our exclusive co-branded dealers and a small amount of network equipment leasing revenue. For the year ended September 30, 2005, other revenue consisted primarily of tower leasing revenue along with a small amount of restocking fee revenue for handsets returned by our exclusive co-branded dealers. During fiscal 2005, we sold all of the owned towers in the legacy iPCS markets, which eliminated the tower leasing revenue stream.

  Operating Expense.

        The following table sets forth a breakdown of operating expense by type (dollars in thousands):

	For the Year Ended
	December 31, 2006	September 30, 2005	Increase/ (Decrease)	Percent Change
Cost of service and roaming	$285,979	$153,058	$132,921	86.8%
Cost of equipment	41,707	27,260	14,447	53.0
Selling and marketing	74,293	44,424	29,869	67.2
General and administrative	20,944	13,189	7,755	58.8
Depreciation and amortization	88,480	71,826	16,654	23.2
Loss on disposal of property and equipment, net	574	141	433	307.1

Total operating expense	$511,977	$309,898	$202,079	65.2

        Cost of Service and Roaming.    Of the increase in Cost of service and roaming for the year ended December 31, 2006 as compared to the 2005 year, 22% was from the legacy iPCS markets with the remaining increase due to the increased costs associated with the acquired Horizon PCS markets. The increase was mainly due to the larger number of subscribers served, increased bad debt expense and an increase in roaming expense. Customer service and affiliate expenses increased due to the larger number of subscribers served and higher revenue. The increase in bad debt to $10.9 million for the year ended December 31, 2006 from $2.1 million for the year ended September 30, 2005 was due to a deterioration of our customer aging over the prior year and higher write-offs per account written off. Roaming expense grew substantially in the year ended December 31, 2006 due primarily to the increase in data expense reflecting increased usage of data applications. While roaming expense related to voice grew by 69% from the year ended September 30, 2005 to the year ended December 31, 2006, roaming expense related to data grew 477% over this same time period and represented 26% of our overall roaming expense.

        At December 31, 2006, our network consisted of 1,600 leased cell sites and five switches. At September 30, 2005, our network consisted of 1,488 cell sites and five switches.

        Cost of Equipment.    For the year ended December 31, 2006 compared to the year ended September 30, 2005, cost of equipment in the legacy iPCS markets increased 8% due to 42% higher equipment upgrade costs partially offset with a decrease in cost of equipment expense associated with new subscribers. The remaining increase was due to the increased cost of equipment associated with the acquired Horizon PCS markets.

        Selling and Marketing.    Of this increase in Selling and marketing expense in the year ended December 31, 2006 as compared to the 2005 year, 88% was due to the acquisition of the legacy Horizon PCS markets.

        General and Administrative.    The majority of the increase in the year ended December 31, 2006 as compared to the 2005 year is attributable to higher expense related to our litigation with Sprint, as we spent $6.3 million in the year ended December 31, 2006 compared to $1.1 million for the year ended September 30, 2005, thereby accounting for approximately 67% of the $7.8 million increase in general and administrative expense. The remainder of the increase was primarily related to increased personnel and administrative expenses, including our efforts to comply with Section 404 of the Sarbanes-Oxley Act, and increased stock-based compensation expense. With the adoption of SFAS No. 123R on October 1, 2005, stock-based compensation expense included in general and administrative totaled approximately $1.8 million for the year ended December 31, 2006. For the year ended September 30, 2005, stock-based compensation expense totaled $1.2 million. Of this amount, approximately $0.6 million was related to amendments to stock option award agreements of four of our former directors who resigned from our board in connection with our merger with Horizon PCS. Effective with their resignation we amended each of these director's stock option award agreements to extend the termination date of these director's options from 90 days to 210 days post resignation. An additional $0.5 million of stock-based compensation expense was recorded in the year ended September 30, 2005 for the intrinsic value of the Horizon PCS options.

        Depreciation and Amortization.    Amortization of intangibles totaled $38.0 million and $18.1 million for years ended December 31, 2006 and September 30, 2005, respectively. The increase reflected a full twelve months of amortization related to the acquisition of Horizon PCS, compared to three months for the year ended September 30, 2005. Depreciation expense totaled $50.5 million for the year ended December 31, 2006 compared to $53.7 million for the year ended September 30, 2005, a decrease of $3.2 million. During the year ended September 30, 2005, we recorded additional depreciation expense of $13.6 million due to a reduction in the remaining useful lives of Lucent equipment being replaced in our Michigan markets. In addition, Horizon PCS signed a similar agreement with Nortel Networks to replace its existing Motorola equipment in its Ohio, Indiana and Tennessee markets, and, as a result, we recorded accelerated depreciation totaling $2.8 million for these Motorola assets from the date of the merger through September 30, 2005.

  Non-Operating Income and Expense.

        The following table sets forth a breakdown of non-operating income and expense by type (dollars in thousands):

	For the Year Ended
	December 31, 2006	September 30, 2005	Increase/ (Decrease)	Percent Change
Interest income	$5,490	$1,782	$3,708	208.1%
Interest expense	32,086	22,926	9,160	40.0
Other income, net	112	57	55	96.5

        Interest Income.    The increase for the year ended December 31, 2006 as compared to the 2005 year was due to higher average invested cash balances and higher average yields earned on invested funds for the year ended December 31, 2006 compared to the year ended September 30, 2005.

        Interest Expense.    The increase for the year ended December 31, 2006 as compared to the 2005 year was attributable to the interest expense associated with the 11 3/8% senior notes assumed in our merger with Horizon PCS on July 1, 2005. In the year ended December 31, 2006, we capitalized interest of approximately $0.6 million compared to $0.2 million in the year ended September 30, 2005.

Reconciliation of Non-GAAP Financial Measures (All Revenues and Expenses in Thousands)

        We utilize certain financial measures that are not calculated in accordance with GAAP to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The non-GAAP financial measures discussed in "—Results of Operations" are ARPU and CPGA. A description of each of these non-GAAP financial measures is provided in "—Definition of Operating Metrics." The following tables reconcile the non-GAAP financial measures with our consolidated financial statements presented in accordance with GAAP, excluding subscriber data:

	For the Fiscal Year Ended December 31, 2006	For the Fiscal Year Ended September 30, 2005
ARPU
Service revenue	$316,513	$189,177
Average subscribers	522,000	307,500
ARPU	$50.53	$51.27

        ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenue.

	For the Fiscal Year Ended December 31, 2006	For the Fiscal Year Ended September 30, 2005
CPGA
Selling and Marketing:	$74,293	$44,424
plus: Equipment costs, net of cost of upgrades	30,269	21,140
less: Equipment revenue, net of upgrade revenue	(10,957)	(5,841)
less: Stock-based compensation expense	(524)	(83)

CPGA costs	$93,081	$59,640

Gross adds	247,500	158,200
CPGA	$376	$377

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

For the Three Months Ended December 31, 2005

        We have included the audited financial statements for the three months ended December 31, 2005 in connection with our change in year end from September 30 to December 31 effective for 2006. As the financial results for the three months ended December 31, 2004 are not required to be included, the discussion below does not address comparisons with the comparative prior period.

        Below is a table setting forth our key performance metrics for the three months ended December 31, 2005:

As of and For the Three Months Ended December 31, 2005
Total Subscribers	495,300
Gross Subscriber Additions	64,200
Net Subscriber Additions	18,900
Churn	2.6%
ARPU	$48.78
CPGA	$357

        Subscriber Additions.    For the three months ended December 31, 2005, our gross and net subscriber additions were 64,200 and 18,900, respectively, driven by continued focus on increasing our retail and exclusive co-branded dealer distribution outlets, and on sales and promotional efforts to attract new subscribers in our markets.

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

  Revenue.

        The following table sets forth a breakdown of revenue by type:

For the Three Months Ended December 31, 2005
Service revenue	$70,996
Roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint	31,379
Roaming revenue from other wireless carriers	2,403
Reseller revenue	2,289
Equipment revenue	2,439
Other revenue	46

Total revenue	$109,552

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

        Reseller revenue.    At December 31, 2005, we had 174,000 reseller subscribers.

        Equipment revenue.    For the three months ended December 31, 2005, equipment revenue was $2.4 million.

        Other revenue.    During the year ended September 30, 2005, we sold all of our stationary towers in the iPCS markets, which reduced this revenue stream. For the three months ended December 31, 2005 other revenue consisted of leasing revenue for the use of one of our cell towers on wheels.

  Operating Expense.

        The following table sets forth a breakdown of operating expense by type (dollars in thousands):

For the Three Months Ended December 31, 2005
Cost of service and roaming	$62,766
Cost of equipment	9,150
Selling and marketing	18,216
General and administrative	7,907
Depreciation and amortization	21,528
Loss on disposal of property and equipment, net	182

Total operating expense	$119,749

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

        General and Administrative.    For the three months ended December 31, 2005, general and administrative expense were $7.9 million. In addition, during the three months ended December 31, 2005, we incurred approximately $3.1 million of costs related to our litigation with Sprint and approximately $0.2 million of integration expense related to the merger with Horizon PCS. With the adoption of SFAS No. 123R, stock-based compensation expense included in general and administrative totaled approximately $1.2 million for the three months ended December 31, 2005.

        Depreciation and Amortization.    For the three months ended December 31, 2005, depreciation and amortization expense totaled $21.5 million. Of this amount, amortization of intangibles totaled $9.5 million.

  Non-Operating Income and Expense.

        The following table sets forth a breakdown of non-operating income and expense by type (dollars in thousands):

For the Three Months Ended December 31, 2005
Interest income	$1,104
Interest expense	8,108
Other income, net	15

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

For the Three Months Ended December 31, 2005
ARPU
Service revenue	$70,996
Average subscribers	485,200
ARPU	$48.78
For the Three Months Ended December 31, 2005
CPGA
Selling and Marketing:	$18,216
plus: Equipment costs, net of cost of upgrades	6,762
less: Equipment revenue, net of upgrade revenue	(1,857)
less: Stock-based compensation expense	(208)

CPGA costs	$22,913

Gross additions	64,200
CPGA	$357

Liquidity and Capital Resources

        We believe our cash and cash equivalents and operating cash flow will be sufficient to operate our business and fund our capital needs for at least the next twelve months. Although we have certain limited additional borrowings allowed under our Secured Notes (defined below), we are dependent on cash and cash equivalents and operating cash flow to operate our business and fund our capital needs. However, our future liquidity is dependent on a number of factors influencing our expected earnings and operating cash flows, including those discussed below in —"Recent Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources".

        At December 31, 2007, we had $475.0 million in aggregate principal amount of senior secured notes outstanding, consisting of $300.0 million in aggregate principal amount of First Lien Senior Secured Floating Rate Notes due 2013 ("First Lien Notes") and $175.0 million in aggregate principal amount of Second Lien Senior Secured Floating Rate Notes due 2014 ("Second Lien Notes" and together with the First Lien Notes, the "Secured Notes").

        Principal payments on the Secured Notes are not due until 2013 and 2014. However, our annual cash interest payments will increase in comparison to prior years as a result of the larger principal amount of the Secured Notes. In addition, the interest rates on our new notes are variable, and the amount of our interest payments will be impacted by a change in interest rates. In July 2007, we entered into an interest rate swap agreement that effectively fixes the interest rate related to the $300.0 million First Lien Notes at 7.47% for three years starting August 1, 2007 (see Note 8, Derivative Financial Instruments, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K).

        We used a portion of the proceeds of the Secured Notes offering to repurchase all of our outstanding 11 1/2% notes and 11 3/8% notes, as well as to pay the related fees and expenses of the offering. We also used the remaining net proceeds from the Secured Notes offering, together with approximately $58.0 million of our available cash, to pay a special cash dividend to common stockholders. On April 26, 2007, our Board of Directors declared a special cash dividend of $11.00 per share, approximately $187.0 million in the aggregate, payable to all holders of record of our common stock on May 8, 2007. Of this, approximately $186.5 million was paid on May 16, 2007. The remaining unpaid dividend relates to restricted stock awards and is being paid out starting in July 2007 as these awards vest.

  Significant Sources of Cash

        We generated $36.3 million in net cash flows from operating activities for the year ended December 31, 2007, compared to $47.3 million for the year ended December 31, 2006, a decrease of $11.0 million. For the year ended December 31, 2007, operating results provided $68.6 million of cash, compared to $55.7 million for the year ended December 31, 2006, generally reflecting increased earnings from our larger subscriber base, offset by increased subscriber acquisition costs in 2007 as compared to 2006. For the year ended December 31, 2007, non-Sprint related working capital used cash of $22.5 million, reflecting increasing sales and an overall deterioration in our customer accounts receivable aging including written-off accounts, as well as timing of interest payments in connection with our Secured Notes outstanding at December 31, 2007 as compared with our 11 1/2% notes and 11 3/8% notes outstanding at December 31, 2006. For the year ended December 31, 2006, non-Sprint related working capital used $9.9 million, primarily reflecting increasing receivables from our increasing sales. For the year ended December 31, 2007, Sprint related working capital used cash of $9.8 million. For the year ended December 31, 2006, Sprint related working capital provided cash of $1.5 million.

        We received $475.0 million in gross proceeds from the Secured Notes offering during the year ended December 31, 2007.

        We received approximately $0.9 million from the sale of used equipment during the year ended December 31, 2007, which was primarily replaced with equipment we purchased from Nortel Networks. For the year ended December 31, 2006, we received approximately $0.5 million from the sale of land and other equipment no longer needed for operations and approximately $3.2 million from the sale of used equipment which was replaced with equipment we purchased from Nortel Networks. In addition, for the year ended December 31, 2006, we received approximately $0.4 million from the sale of the remaining four Horizon PCS owned towers. We currently expect to sell approximately $2.7 million of equipment in 2008 which was replaced with equipment we purchased from Nortel Networks. These assets have been classified as Assets held for sale at December 31, 2007.

        For the year ended December 31, 2007, we received a total of $4.0 million in proceeds from the exercise of stock options for approximately 261,900 shares of our common stock. This compares to $2.7 million in proceeds from the exercise of stock options for approximately 118,800 shares of our common stock in the year ended December 31, 2006. As of December 31, 2007, there were 514,777 exercisable stock options outstanding with a weighted average exercise price of $17.42. We cannot predict at what level, if any, cash generated from stock option exercises will continue in the future.

  Significant Uses of Cash

        Cash flows used for investing activities for the year ended December 31, 2007 included $39.7 million for capital expenditures. Included in this total was $34.7 for new cell site construction and other network-related capital expenditures, of which $12.5 million was for EV-DO Rev. A equipment, and $5.0 million for new stores, store improvements, information technology and other corporate-related capital expenditures.

        Cash flows used for investing activities for the year ended December 31, 2006 included $44.5 million for capital expenditures. Included in this total was $22.1 million for the purchase of new Nortel equipment to replace Lucent equipment in our Horizon PCS markets, $19.4 million for new cell site construction and other network-related capital expenditures, and $3.0 million for new stores, store improvements, IT and other corporate-related capital expenditures.

        As discussed above, we used $290.0 million to repurchase all of our outstanding 11 1/2% notes and 11 3/8% notes during the year ended December 31, 2007. In connection with the repurchase, we paid $34.2 million in tender premium payments during the year ended December 31, 2007. Similarly, we used $8.7 million to pay the related fees and expenses of the Secured Notes offering and related exchange offer during the year ended December 31, 2007.

        During the year ended December 31, 2007, we used $186.5 million to pay our special cash dividend to common stockholders as discussed above.

        Our uses of cash typically include providing for operating expenditures, debt service requirements and capital expenditures. We anticipate that total capital expenditures for 2008 will be between $60.0 million and $65.0 million. This includes cash uses for new cell sites, new retail stores, information technology, and other network-related expenditures, including approximately $17.0 million for EV-DO Rev. A deployment.

        We continually evaluate our capital and debt capacity and how to prioritize the use of our excess cash, including for any or a combination of the following strategic options: increase capital expenditures, pursue strategic acquisitions, pay cash dividends or distributions, repurchase our stock, or payoff or repurchase debt.

  Recent Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources

        We have identified the following important trends and factors (as well as risks and uncertainties associated with such items) that could impact our future financial performance. This section should be read in conjunction with Item 1A Risk Factors of Part I of this annual report on Form 10-K.

  •
  Although gross additions for 2007 exceeded those for 2006, growth slowed during the second half of 2007 reflecting tightened credit standards, issues related to the billing system conversion at Sprint, and increased overall wireless penetration in our markets. Additionally, gross additions were negatively impacted by the weakening economic environment, increased competitive advertising, the relative attractiveness of competitors' phones, pricing plans, coverage and customer service, as well as continuing concerns about the strength of the "Sprint" brand. These factors will continue to negatively affect gross additions in 2008. To the extent we are unable to maintain, or choose to slow, our subscriber growth, it may make it more difficult for us to obtain sufficient revenue to achieve and sustain profitability.

  •
  While our churn remained flat for 2007 compared to 2006, it increased in the last two quarters of 2007 primarily as a result of an increase in involuntary (credit-related) deactivations. Our involuntary churn may increase in the future or remain high due to the weakening economic environment. Additionally, our churn remains higher than our competition. If churn continues to remain high or increases over the long-term, we would lose the cash flows attributable to these subscribers and may incur higher net losses.

  •
  Competition in the wireless industry remains intense as more competitors enter the market via relationships with existing carriers or through the acquisition of new wireless spectrum, such as the FCC's 700 MHz Band auction in early 2008 and additional auctions of spectrum. Prepaid and unlimited minute plans, including those recently announced by Sprint and several other national wireless carriers, also continue to increase in popularity, offering consumers more alternatives and potentially putting more downward pressure on wireless service pricing as well as potentially increasing our expense of providing service. Incumbent carriers, including us, may incur higher per subscriber acquisition expenses and/or offer more aggressive rate plans in order to maintain or achieve subscriber growth. We expect to see continued pressure in pricing in the future as a result of this increased competition and, among other things, continued focus on unlimited, family and bundled plans. Although we believe that these plans improve churn, these plans tend to lower voice revenue on a per subscriber basis. Declining voice ARPU resulting in lower overall ARPU will have a negative effect on our cash flow.

  •
  While our cost per gross addition, or CPGA, decreased in 2007 as compared to the 2006, we may experience higher costs to acquire subscribers in the future. To the extent that we increase our distribution infrastructure, we will increase the fixed costs in our sales and marketing organization. Also, more aggressive promotional efforts have led, and may continue to lead, to higher handset subsidies and rebates. In addition, we may increase our marketing expenses and pay higher commissions in an effort to attract and acquire new subscribers. With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

  •
  Our operating expense continues to increase and may continue to increase in the future due to, among other reasons:

  •
  Higher bad debt expense due to higher average write-offs per subscriber, lower recoveries as a percentage of write-offs and an overall deterioration of our customer accounts receivable aging, reflecting a higher number of sub-prime credit subscribers and deteriorating economic conditions;

  •
  Higher handset subsidy and rebates and other retention expenses for existing subscribers who upgrade to a new handset as part of our promotional efforts to reduce churn;

  •
  Higher back office and administrative expenses due to the larger number of subscribers served; and

  •
  Higher network costs as we process increasing minutes and kilobytes on our network, and as a result of expanding our network infrastructure and increasing our deployment of EV-DO Rev. A.

    Notwithstanding the foregoing, we expect to see a significant decrease in our roaming expense as a result of our change, effective January 1, 2008, to no longer settle 3G data roaming expense (and revenue) with Sprint separately. At the same time, a portion of our ongoing network and general and administrative expenses is fixed. We believe that we need to add more subscribers to recognize increased economies of scale in our business. If we are unable to add more subscribers or continue to improve the efficiencies in our operating costs, results will be negatively affected.

  •
  A substantial portion of our revenue is derived from voice roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint based outside our territory. The voice roaming rate for 2008 is lower than 2007 and, accordingly, the new rate will negatively impact our roaming revenue. Since the ratio of inbound to outbound voice roaming fluctuates from period to period and year to year, the margin we earn from the difference between voice roaming revenue and voice roaming expense is difficult to predict. If this roaming margin with Sprint PCS declines due to less roaming revenue, more roaming expense, or both, our results of operations will be negatively affected.

  •
  As we continue to add capacity and coverage and to upgrade our PCS network, we will incur significant capital expenditures. We incurred approximately $39.7 million in capital expenditures in 2007, including approximately $12.5 million for EV-DO Rev. A deployment. We anticipate that total capital expenditures for 2008 will be between $60.0 million and $65.0 million. These expenditures include a significant increase in the number of new cell sites for 2008 as compared to 2007. At the same time, we expect to expand our EV-DO Rev. A deployment during 2008. Our EV-DO Rev. A footprint covers approximately 2.5 million residents as of December 31, 2007 and we anticipate our EV-DO Rev. A footprint will cover approximately 6.0 million residents by the end of 2008. Lastly, we may decide to further increase our cell site expansion or EV-DO Rev. A coverage, either or both of which may increase our anticipated capital expenditures and operating expense beyond our current plans. Furthermore, unforeseen changes in technology and changes in our plans to upgrade or expand our network may require us to spend more money than we expected and have a negative effect on our cash flow.

  •
  Our revenue from customers of resellers, or MVNO's, continues to increase, growing 34% in 2007 as compared to 2006. Resellers, such as Virgin, Qwest and Embarq, are subject to a number of risks, including high churn, high bad debt expense, increased competition, dependence on fourth quarter gross additions and reliance, in many cases, on specific segments of the market, for example, the youth segment. In the past two years, a number of resellers, including Disney Mobile and ESPN Mobile, ceased providing service, reflecting the increasingly competitive environment for resellers. We are not party to the underlying agreements that the resellers have with Sprint Nextel and therefore are unable to set prices or otherwise monitor the performance of the reseller. If any reseller, particularly Virgin or Qwest, has a disruption in its business plan, experiences financial difficulties, ceases to grow or service its customer base or contracts with another wireless provider for its service, we may lose the related revenue and it may make it more difficult for us to obtain sufficient revenue to achieve and sustain profitability.

  •
  Continuing efforts by Sprint to integrate the Sprint and Nextel businesses have had, and will continue to have, a negative impact on our business and prospects. As Sprint continues to integrate the marketing and sales of Sprint products and services with legacy Nextel products and services, more conflicts arise with how we conduct business in our territory. Additionally, Sprint is migrating its subscribers to a new billing platform called Ensemble. In connection with our recent amendments with Sprint, we expect that our subscribers will be migrated to Ensemble starting in the first quarter of 2008. Any problems associated with the migration may result in delays or inaccuracies in the financial information we receive from Sprint, difficulty in gaining access to subscriber information, and increased customer dissatisfaction leading to increased churn and fewer gross additions; each of which could have a material adverse effect on our financial statements and operations.

    Until subscribers based in our territory have been migrated to Ensemble, we believe that it is more difficult and time-consuming for third-party national retailers (such as Radio Shack, Wal-Mart and Best Buy) and Sprint-controlled distribution channels (such as the Sprint website and Sprint customer care) to activate or upgrade subscribers in our market. Additionally, we believe that Sprint PCS subscribers based in our territory are not receiving the same level of customer support and care as Sprint PCS subscribers who have been migrated to Ensemble. Consequently, we believe that use of these two platforms has led to a decline in our customer additions and an increase in our churn.

  •
  Our primary subscriber base is composed of individual consumers, and in the event of a prolonged economic downturn in the United States in which spending by individual consumers drops significantly, our current and potential subscribers, especially our sub-prime subscribers, may be unable or unwilling to purchase wireless services or pay their wireless bills and our business may be negatively affected.

  •
  The final outcome of our litigation with Sprint is unknown. The decision of the Illinois Circuit Court was appealed by Sprint and has been "stayed" pending appeal. We expect the Appellate Court to render its decision in 2008. We cannot predict the outcome of the appeal. If we do not prevail on appeal, Sprint may be permitted to operate the legacy Nextel business in our territory in a manner that adversely affects our business and operations.

  Commitments and Contingencies

        As discussed in "Part I, Item 3. Litigation—Sprint/Nextel Litigation", on September 28, 2006, Sprint appealed the ruling of the Illinois Circuit Court to the Illinois Appellate Court, First Judicial District, and, at Sprint's request, the Circuit Court's ruling was stayed by the Appellate Court pending the appeal. On February 14, 2008, the parties presented oral arguments to the Appellate Court. The Appellate Court has not yet rendered its decision. We cannot predict the outcome of the appeal. If we do not prevail on appeal, Sprint may be permitted to operate the legacy Nextel business in iPCS Wireless's service area in a manner that has an adverse effect on our business and operations.

Contractual Obligations

        We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the senior secured notes, capital leases and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2007, are as follows (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt	$475,000	$—	$—	$—	$475,000
Cash interest(1)	211,430	37,018	73,157	69,850	31,405
Operating leases(2)	128,082	37,750	64,656	20,118	5,558
Capital lease obligations	795	86	181	193	335
Purchase obligations	5,100	5,100	—	—	—

Total	$820,407	$79,954	$137,994	$90,161	$512,298

(1)
Cash interest reflects interest payments on $300.0 million of our long-term variable rate debt subject to our interest rate swap and consequently fixed through July 31, 2010. It also includes interest payments on our remaining $175.0 million of variable rate debt as well as interest payments on the $300.0 million after the term of the swap based on interest rates at December 31, 2007.

(2)
Does not include payments due under renewals to the original lease terms.

        Secured Notes:    Our Secured Notes are senior secured obligations and are unconditionally guaranteed on a senior secured basis by all our existing and future domestic restricted subsidiaries. The First Lien Notes are secured by a first priority security interest, subject to permitted liens, in substantially all of our and our subsidiary guarantor assets, including, but not limited to: (1) all the capital stock of each restricted subsidiary owned by us, or any subsidiary guarantor; (2) all deposit accounts, security accounts, accounts receivable, inventory, investment property, inter-company notes, general intangible assets, equipment, instruments, contract rights, chattel paper, promissory notes and leases; (3) all fixtures; (4) patents, trademarks, copyrights and other intellectual property; and (5) all proceeds of, and all other amounts arising from, the collection, sale, lease, exchange, assignment, licensing, or other disposition or realization of the foregoing assets (collectively the "Collateral"); provided that the security documents provide that a portion of the capital stock of any subsidiary shall automatically be deemed released from, and not to have been a part of, the Collateral to the extent necessary so as not to require the preparation and filing with the SEC of separate audited financial statements of such subsidiary pursuant to Rule 3-16 of the SEC's accounting rules and regulations. The Second Lien Notes are secured by a second priority security interest, subject to permitted liens, in the Collateral.

        Our Secured Notes contain covenants which restrict our ability to incur or guarantee additional indebtedness, merge, pay dividends, dispose of our assets, and certain other matters as defined in the indentures.

        Upon a change of control as defined in the indentures, we will be required to make an offer to purchase the Secured Notes at a price equal to 101% of the aggregate principal amount of Secured Notes repurchased plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

        First Lien Notes:    Interest on the First Lien Notes accrues at an annual rate equal to three-month LIBOR plus 2.125% and is payable quarterly in cash on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2007.

        On or after May 1, 2007, we may redeem all or a part of the First Lien Notes issued under the indenture upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, on the First Lien Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on May 1 of the years indicated below, subject to the rights of holders of First Lien Notes on the relevant record date to receive interest on the relevant interest payment date:

Year	Percentage
2007	102.000%
2008	101.000%
2009 and thereafter	100.000%

        Second Lien Notes:    Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 3.25% and is payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2007. Following the first interest payment on August 1, 2007, we may elect to pay interest on the Second Lien Notes entirely in cash or entirely by increasing the principal amount of the Second Lien Notes ("PIK Interest"). PIK Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 4.0%.

        At any time prior to May 1, 2008, we may redeem up to 35% of the aggregate principal amount of the Second Lien Notes at a redemption price of 100.00% of the principal amount thereof, plus a premium equal to the accrued and unpaid interest and liquidated damages (as defined in the indenture), if applicable, to the redemption date with the net cash proceeds of a sale of our equity interests or a contribution to our common equity capital; provided that:

  •
  at least 65% of aggregate principal amount of Second Lien notes originally issued remains outstanding immediately after the redemption; and

  •
  the redemption occurs within 90 days of the date of the closing of such sale of equity interests or contribution.

        Except pursuant to the preceding paragraph, the Second Lien Notes will not be redeemable at our option prior to May 1, 2008.

        On or after May 1, 2008, we may redeem all or a part of the Second Lien Notes issued under the indenture upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, on the Second Lien Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on May 1 of the years indicated below, subject to the rights of holders of Second Lien Notes on the relevant record date to receive interest on the relevant interest payment date:

Year	Percentage
2008	102.000%
2009	101.000%
2010 and thereafter	100.000%

        At December 31, 2007, the Company was in compliance with the indentures governing the Secured Notes.

  Nortel Networks Equipment Agreements

        On December 29, 2006, we signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling $17.1 million in aggregate. As of December 31, 2007, we have paid $12.0 million of the $17.1 million of commitments and have received equipment totaling $12.0 million. The remaining $5.1 million of equipment is expected to be purchased and received during 2008.

Off-Balance Sheet Arrangements

        Other than the operating lease commitments included above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.

Inflation

        We believe that inflation has not had a significant impact in the past and is not likely to have a significant impact in the foreseeable future on our results of operations.

Critical Accounting Policies

        Our financial statements are prepared in conformity with accounting principles generally accepted in the United States and require us to select appropriate accounting policies. The assumptions and judgments we use in applying our accounting policies have a significant impact on our reported amounts of assets, liabilities, revenue and expense. While we believe that the assumptions and judgments used in our estimates are reasonable, actual results may differ from these estimates under different assumptions or conditions.

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

        Revenue recognition.    We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. We recognize service revenue from subscribers as they use the service. Likewise, we recognize roaming revenue from customers of Sprint and other PCS Affiliates of Sprint as well as from customers of other wireless carriers as they use their service on our network.

        Due to the numerous bill cycle cutoffs throughout the month, we are required to estimate the unbilled but earned revenue from the bill cutoff date to the end of the reporting period. These estimates are based on the number of days in a month from each bill cycle cutoff date to the end of the reporting period assuming customers use their service equally each day throughout the month.

        A change in usage that would have changed the unbilled revenue by 10% for the year ended December 31, 2007 would have changed service and roaming revenue by approximately $0.3 million and $0.5 million, respectively.

        Allowance for doubtful accounts.    We establish an allowance for doubtful accounts to cover probable losses. This allowance is based on a number of factors, including historical write-off and collection experience, historical trends of the collectibility of our accounts receivable by aging category, changes in the percentage of our customers based on their credit classification of prime or subprime, as determined by various credit scoring matrices, along with general economic trends. Using this information, we estimate allowances for uncollectibility by the various aging categories.

        Write-offs and collections can both be affected by changes in the general economic and business climate which can be difficult to predict. In addition, Sprint PCS handles all of our collection activity for us and gives us little visibility into changes in the collection process or regular reporting from third-party collection activity.

        At December 31, 2007, if each of our reserve percentages by aging category had changed by 2%, bad debt expense would have changed by approximately $0.5 million.

        Long-lived asset recovery.    Long-lived assets, excluding intangibles, consist of property and equipment. We record depreciation on a straight-line basis based on our estimates of the useful economic life of these assets. For property and equipment, changes in technology or in our intended use of these assets could cause the estimated life or the value of these assets to be reduced. In addition, changes in general industry conditions could cause the value of certain of these assets to be reduced. Under Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", whenever events or conditions change such that the carrying amount may not be recoverable, the asset values must be reviewed for impairment. Because of our history of net operating losses since emerging from bankruptcy in 2004, we perform, at least annually, an impairment test of our long-lived assets to be held and used. This impairment analysis is performed by comparing the carrying value of a group of assets to future net cash flows. This analysis requires a significant amount of judgment in determining growth rates for the company, future economic conditions, and future requirements of technological upgrades and advances. During the year ended December 31, 2007, we recognized a $0.4 million impairment charge related to assets held for sale (see Note 5, Property and Equipment, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K).

        Besides impairment analysis, estimates of estimated useful life can change rapidly with changes in technology or changes in equipment vendors, as we experienced in 2005 and 2006. Because of our decisions to change the network equipment in our Michigan markets from Lucent to Nortel and the network equipment in the legacy Horizon PCS markets from Motorola to Nortel, we accelerated the useful lives on these assets and, as a result, we recorded additional depreciation of approximately $1.4 million and $16.4 million for the years ended December 31, 2006 and September 30, 2005, respectively.

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

        A significant amount of judgment is involved in the estimates used with some of these valuation methods, including projected revenue growth, market and industry growth rates, competition, and working capital and capital expenditure requirements. In addition, intangibles are subject to certain judgments when completing impairment analysis under SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of the assets. During the year ended December 31, 2007, we recognized a $1.2 million impairment charge related to our FCC license in Ohio (see Note 6, Goodwill and Intangible Assets, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K).

        We record amortization expense of our definite life assets on a straight-line basis over the estimated remaining economic useful life of these assets. If we were to increase the estimated economic useful life of these assets by 10%, our amortization expense for the year ended December 31, 2007 would have decreased by approximately $1.0 million. If we were to decrease the estimated economic useful life of these assets by 10%, our amortization expense for the year ended December 31, 2007 would have increased by approximately $2.5 million.

        Interest rate swap.    We use an interest rate swap to manage interest rate risks associated with a portion of our variable rate debt (see Note 8, Derivative Financial Instruments, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K). The interest rate swap agreement qualifies and is designated as a cash flow hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As such, the swap is accounted for as an asset or liability in the consolidated balance sheet at fair value. Changes in fair value of the effective portion of the swap are recorded in other comprehensive income (loss), net of income tax, until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffective changes in the value of the swap are recognized currently in interest expense in the consolidated statement of operations.

        Accounting for an interest rate swap as a hedge requires that, at inception and over the term of the arrangement, the hedged item and related swap meet the requirements for hedge accounting. The rules and interpretations related to hedge accounting are complex. Failure to apply this complex guidance correctly will result in all changes in the fair value of the swap being reported currently in the Statement of Operations, without regard to offsetting changes in the fair value of the hedged item. The fair values of the interest rate swap is determined based on observable market assumptions within a standardized derivative pricing model.

        Income taxes.    As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions of our operations. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent recovery is not likely, we must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent we establish a valuation allowance or change this allowance in a period, an expense/benefit is recorded within the tax provision in the consolidated statement of operations.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance that could materially impact our financial condition and results of operations.

        In addition, we adopted the provisions of Financial Accounting Standards Board Interpretation 48 ("FIN 48") on January 1, 2007. FIN 48 requires significant judgment and estimates in determining how to account for uncertain tax positions the Company has taken or expects to take. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations or cash flow. Pursuant to FIN 48, no liability has been recorded for uncertain tax positions.

        Stock-based compensation.    SFAS No. 123R (Revised 2004) "Share-Based Payment" requires significant judgment and the use of estimates in the assumptions for the model used to value the share-

based payment awards, including stock price volatility, and expected option terms. In addition, expected forfeiture rates for the share-based awards must be estimated. Because of our small number of option grants, the relatively short period of time that we have operated as a public company, and the limited trading of our stock, we are limited in our historical experience to use as a basis for these assumptions. While we believe that the assumptions and judgments used in our estimates are reasonable, actual results may differ from these estimates under different assumptions or conditions.

New Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to fair-value measurements that are already required or permitted by existing standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and nullifies the Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model. SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB deferred the effective date for all non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We do not anticipate that implementation of SFAS 157 will have a material impact on our financial position, results of operations and cash flows.

        In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). We do not anticipate adopting the provisions of SFAS 159.

        In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, SFAS 141R amends FASB SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. (Such changes arise through the increase or reduction of the acquirer's valuation allowance on its previously existing deferred tax assets because of the business combination.) Previously, SFAS No. 109 required a reduction of the acquirer's valuation allowance because of a business combination to be recognized through a corresponding reduction to goodwill or certain noncurrent assets. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. We are currently evaluating the impact of SFAS 141R on our consolidated financial statements.

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

        In July 2007, we entered into an interest rate swap agreement that effectively fixes the interest rate on $300.0 million of our variable rate indebtedness at 7.47% for three years starting August 1, 2007. The fair value of our interest rate swap was a $11.6 million liability at December 31, 2007. A hypothetical increase of 100 basis points in average market interest rates would increase the fair value of our interest rate swap by approximately $8.0 million. A decrease of 100 basis points in average market interest rates would decrease the fair value of our interest rate swap by approximately $8.2 million. A prospective increase of 100 basis points in the interest rate applicable to the remaining $175.0 million of variable rate indebtedness would result in an increase of approximately $1.8 million in our annual interest expense. At December 31, 2007, after consideration of the interest rate swap described above, approximately 37% of our debt is subject to variable interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements required by this item are submitted as a separate section of this annual report on Form 10-K. See "Index to Consolidated Financial Statements," commencing on page F-1 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

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

        We place reliance on Sprint PCS to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS Affiliates of Sprint. To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70. This report was provided bi-annually to us in 2007.

        There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was effective.

        Deloitte & Touche LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting. Their report appears below.

/s/ Timothy M. Yager Timothy M. Yager President and Chief Executive Officer March 7, 2008	/s/ Stebbins B. Chandor, Jr. Stebbins B. Chandor, Jr. Executive Vice President and Chief Financial Officer March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iPCS, Inc. and subsidiaries
Schaumburg, Illinois

We have audited the internal control over financial reporting of iPCS, Inc. and subsidiaries (the Company) as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 7, 2008 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Davenport, Iowa
March 7, 2008

ITEM 9B.    OTHER INFORMATION

        On January 30, 2008, in connection with the Compensation Committee's annual review of compensation paid to our named executive officers, the Committee set base salaries and target bonus percentages for 2008 for each of our named executive officers and for our Executive Vice President and Chief Operating Officer, Conrad J. Hunter. Mr. Yager's base salary was increased 10% and his target bonus was set at 100% of his base salary. The base salaries for Messrs. Chandor, Peterman and Quatmann were increased by less than 5% each, and Mr. Hunter's base salary was unchanged. Mr. Hunter's target bonus was set at 65% and the target bonus for Messrs. Quatmann and Peterman was set at 50%. Mr. Chandor's target bonus was unchanged. The Compensation Committee also increased the percentage of base salary to be paid in the event of a severance following a change of control as follows: Messrs. Chandor and Hunter will now receive 200% of their respective base salaries and Messrs. Quatmann and Peterman will receive 150% of their respective base salaries. Mr. Yager's percentage was unchanged. On February 22, 2008, the Company amended the employment agreements of the named executive officers and Mr. Hunter to reflect the above described compensation changes, which became effective January, 1, 2008.

        Also on January 30, 2008, the Compensation Committee of our Board of Directors set 2008 compensation terms for our Board of Directors at the same terms as 2007, except that the retainer for the Chairman of the Board of Directors and the Chairman of the Audit Committee shall be $25,000 per year and the Chairman of the Executive Committee shall not receive an additional retainer.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated by reference to our proxy statement relating to our 2008 annual meeting of stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference to our proxy statement relating to our 2008 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference to our proxy statement relating to our 2008 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference to our proxy statement relating to our 2008 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated by reference to our proxy statement relating to our 2008 annual meeting of stockholders.

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

iPCS, Inc.
By:	/s/ TIMOTHY M. YAGER Timothy M. Yager President and Chief Executive Officer Date: March 7, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Director, President and Chief
/s/ TIMOTHY M. YAGER Timothy M. Yager	Executive Officer (Principal Executive Officer)	March 7, 2008
/s/ TIMOTHY G. BILTZ Timothy G. Biltz	Director	March 7, 2008
/s/ JEFFREY W. JONES Jeffrey W. Jones	Director	March 7, 2008
/s/ RYAN L. LANGDON Ryan L. Langdon	Director	March 7, 2008
/s/ KEVIN M. ROE Kevin M. Roe	Director	March 7, 2008
/s/ MIKAL J. THOMSEN Mikal J. Thomsen	Director	March 7, 2008
/s/ NICHOLAS J. VANTZELFDE Nicholas J. Vantzelfde	Director	March 7, 2008
/s/ ERIC L. ZINTERHOFER Eric L. Zinterhofer	Director	March 7, 2008
Executive Vice President and
/s/ STEBBINS B. CHANDOR, JR. Stebbins B. Chandor, Jr.	Chief Financial Officer (Principal Financial Officer)	March 7, 2008
/s/ PATRICIA M. GRETEMAN Patricia M. Greteman	Vice President and Controller (Principal Accounting Officer)	March 7, 2008

iPCS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the year ended September 30, 2005	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the year ended September 30, 2005	F-5
Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the year ended September 30, 2005	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iPCS, Inc. and subsidiaries
Schaumburg, Illinois

        We have audited the accompanying consolidated balance sheets of iPCS, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the year ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of iPCS, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Davenport, Iowa
March 7, 2008

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$77,599	$120,499
Accounts receivable, net	29,774	29,700
Receivable from Sprint (Note 4)	41,509	40,724
Inventories, net (Note 4)	5,277	4,291
Assets held for sale (Note 5)	2,680	—
Prepaid expenses	6,792	7,468
Other current assets	81	272

Total current assets	163,712	202,954
Property and equipment, net (Note 5)	128,677	139,641
Financing costs, net (Note 2)	7,794	7,724
Customer activation costs	4,728	3,252
Intangible assets, net (Note 6)	99,777	131,353
Goodwill (Note 6)	141,783	141,783
Other assets	353	364

Total assets	$546,824	$627,071

Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities:
Accounts payable	$6,136	$7,387
Accrued expenses	14,791	14,340
Payable to Sprint (Note 4)	49,205	58,196
Deferred revenue	11,176	11,065
Accrued interest	6,216	9,758
Current maturities of long-term debt and capital lease obligations (Note 7)	30	24

Total current liabilities	87,554	100,770
Customer activation fee revenue	4,728	3,252
Interest rate swap (Note 8)	11,607	—
Other long-term liabilities	7,331	6,819
Long-term debt and capital lease obligations, excluding current maturities (Note 7)	475,438	302,045

Total liabilities	586,658	412,886

Commitments and contingencies (Note 15)
Stockholders' Equity (Deficiency):
Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 17,112,244 and 16,774,060 shares issued and outstanding, respectively	171	168
Additional paid-in-capital	161,072	334,156
Accumulated deficiency	(189,470)	(120,139)
Accumulated other comprehensive loss (Note 13)	(11,607)	—

Total stockholders' equity (deficiency)	(39,834)	214,185

Total liabilities and stockholders' equity (deficiency)	$546,824	$627,071

See Notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Three Months Ended December 31, 2005	For the Year Ended September 30, 2005
Revenue:
Service revenue	$358,154	$316,513	$70,996	$189,177
Roaming revenue	166,349	161,848	36,071	82,959
Equipment and other	13,583	14,061	2,485	7,911

Total revenue	538,086	492,422	109,552	280,047

Operating Expense:
Cost of service and roaming (exclusive of depreciation and amortization, as shown separately below)	(313,629)	(285,979)	(62,766)	(153,058)
Cost of equipment	(51,358)	(41,707)	(9,150)	(27,260)
Selling and marketing	(75,626)	(74,293)	(18,216)	(44,424)
General and administrative	(26,915)	(20,944)	(7,907)	(13,189)
Depreciation (Note 5)	(46,097)	(50,522)	(12,039)	(53,700)
Amortization of intangible assets (Note 6)	(31,576)	(37,958)	(9,489)	(18,126)
Loss on disposal of property and equipment, net	(151)	(574)	(182)	(141)

Total operating expense	(545,352)	(511,977)	(119,749)	(309,898)

Operating loss	(7,266)	(19,555)	(10,197)	(29,851)
Interest income	4,930	5,490	1,104	1,782
Interest expense	(36,640)	(32,086)	(8,108)	(22,926)
Debt extinguishment costs (Note 7)	(30,501)	—	—	—
Other income, net	146	112	15	57

Loss before benefit from income taxes	(69,331)	(46,039)	(17,186)	(50,938)
Benefit from income taxes	—	—	—	—

Net loss	$(69,331)	$(46,039)	$(17,186)	$(50,938)

Basic and diluted loss per share of common stock
Loss available to common stockholders	$(4.08)	$(2.76)	$(1.03)	$(4.60)
Weighted average common shares outstanding	16,999,617	16,703,142	16,645,467	11,073,435

See Notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Three Months Ended December 31, 2005	For the Year Ended September 30, 2005
Cash Flows from Operating Activities:
Net loss	$(69,331)	$(46,039)	$(17,186)	$(50,938)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of property and equipment	151	574	182	141
Depreciation and amortization	77,673	88,480	21,528	71,826
Non-cash interest expense net of amortization of debt fair value adjustment	717	(650)	(162)	504
Debt extinguishment costs	30,501	—	—	—
Stock-based compensation expense	9,914	2,496	1,659	1,200
Provision for doubtful accounts	18,994	10,893	1,660	2,139
Purchases of investments	—	(22,447)	—	(2,650)
Sales of investments	—	22,447	16,700	2,750
Changes in assets and liabilities:
Accounts receivable	(19,068)	(9,565)	(7,174)	(1,373)
Receivable from Sprint	(785)	3,469	(13,357)	(9,935)
Inventories, net	(986)	(708)	(404)	(1,314)
Prepaid expenses, other current and long term assets	(593)	(2,667)	(414)	(150)
Accounts payable, accrued expenses and other long term liabilities	(3,455)	681	(1,743)	(5,715)
Payable to Sprint	(8,990)	(2,008)	19,069	5,375
Deferred revenue	1,587	2,325	503	1,039

Net cash flows provided by operating activities	36,329	47,281	20,861	12,899

Cash Flows from Investing Activities:
Cash acquired in acquisition, net of transaction costs	—	—	—	19,935
Purchases of property and equipment	(39,693)	(44,458)	(8,904)	(17,440)
Proceeds from disposition of property and equipment	878	4,127	333	17,370

Net cash flows (used in) provided by investing activities	(38,815)	(40,331)	(8,571)	19,865

Cash Flows from Financing Activities:
Proceeds from senior secured notes	475,000	—	—	—
Repayments of senior notes	(290,000)	—	—	—
Tender premium of senior notes	(34,155)	—	—	—
Payments on capital lease obligations	(24)	(11)	(9)	(21)
Debt financing costs	(8,711)	—	—	(306)
Proceeds from the exercise of stock options	4,020	2,723	449	9,536
Stock purchases and retirements	—	—	—	(1,626)
Payment of special cash dividend	(186,544)	—	—	—

Net cash flows (used in) provided by financing activities	(40,414)	2,712	440	7,583

Net increase (decrease) in cash and cash equivalents	(42,900)	9,662	12,730	40,347
Cash and cash equivalents at beginning of period	120,499	110,837	98,107	57,760

Cash and cash equivalents at end of period	$77,599	$120,499	$110,837	$98,107

Supplemental disclosure of cash flow information—cash paid for interest	$40,036	$33,194	$9,488	$26,137

Supplemental disclosure for non-cash investing activities:
Capitalized interest	$684	$578	$60	$191
Accounts payable and accrued expenses incurred for the acquisition of property, equipment and construction in progress	1,254	1,976	2,328	5,301
Capital lease obligations incurred for the acquisition of property and equipment	—	106	—	—
Acquisition of business through issuance of common stock, net of cash acquired and transaction costs (Note 3)	—	—	—	210,872
Adjustment to goodwill (Note 6)	—	4,608	—	—
Supplemental disclosure for non-cash financing activities: Dividends declared, but not paid	$471	$—	$—	$—

See Notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Dollars in thousands, except share data)

	Common Stock
			Additional Paid-in-Capital	Deferred Compensation	Accumulated Deficiency	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Balance at September 30, 2004	8,744,164	$87	$95,275	$(340)	$(5,976)	$—	$89,046
Net loss	—	—	—	—	(50,938)	—	(50,938)
Issuance of common stock in settlement of claims	400,002	4	(4)	—	—	—	—
Net shares issued for stock unit award	78,545	1	(1,627)	—	—	—	(1,626)
Grant of restricted stock	1,667	—	58	(58)	—	—	—
Forfeiture of restricted stock	(1,084)	—	(20)	20	—	—	—
Exercise of stock options	449,428	4	9,531	—	—	—	9,535
Modification of stock options	—	—	577	—	—	—	577
Shares issued in connection with merger	6,962,760	70	224,412	(1,618)	—	—	222,864
Amortization of deferred compensation and restricted stock	—	—	—	624	—	—	624

Balance at September 30, 2005	16,635,482	166	328,202	(1,372)	(56,914)	—	270,082

Net loss	—	—	—	—	(17,186)	—	(17,186)
Grant of restricted stock	800	—	—	—	—	—	—
Exercise of stock options	20,070	1	449	—	—	—	450
Reclassification from deferred compensation	—	—	(1,372)	1,372	—	—	—
Stock-based compensation expense	—	—	1,659	—	—	—	1,659

Balance at December 31, 2005	16,656,352	167	328,938	—	(74,100)	—	255,005

Net loss	—	—	—	—	(46,039)	—	(46,039)
Forfeiture of restricted stock	(1,042)	—	—	—	—	—	—
Exercise of stock options	118,750	1	2,722	—	—	—	2,723
Stock-based compensation expense	—	—	2,496	—	—	—	2,496

Balance at December 31, 2006	16,774,060	168	334,156	—	(120,139)	—	214,185

Comprehensive loss:
Net loss	—	—	—	—	(69,331)	—	(69,331)
Unrealized loss on interest rate swap	—	—	—	—	—	(11,607)	(11,607)

Comprehensive loss	—	—	—	—	(69,331)	(11,607)	(80,938)
Issuance of restricted stock	76,284	1	(1)	—	—	—	—
Exercise of stock options	261,900	2	4,018	—	—	—	4,020
Declaration of special cash dividend	—	—	(187,015)	—	—	—	(187,015)
Stock-based compensation expense	—	—	9,914	—	—	—	9,914

Balance at December 31, 2007	17,112,244	$171	$161,072	$—	$(189,470)	$(11,607)	$(39,834)

See Notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Business and Basis of Presentation

        iPCS, Inc. (the "Company" or "iPCS") is a holding company that operates as a PCS Affiliate of Sprint through three wholly owned subsidiaries: iPCS Wireless, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC. Each of these subsidiaries is a party to separate affiliation agreements with Sprint PCS, the operator of a 100% digital personal communications service ("PCS") wireless network with licenses to provide voice and data service to the entire United States population.

        iPCS, Inc. was formed in March 2000 as a holding company for iPCS Wireless. iPCS Wireless, as the successor to Illinois PCS, LLC, became a PCS affiliate of Sprint in 1999. Through this affiliation agreement, as amended, iPCS has the exclusive right to market and provide Sprint PCS products and services in approximately 40 markets in Illinois, Michigan, Iowa, and eastern Nebraska.

        On July 1, 2005, iPCS completed a merger with Horizon PCS, Inc. ("Horizon PCS"), another PCS Affiliate of Sprint, in which Horizon PCS merged with and into iPCS, Inc., with iPCS, Inc. as the surviving corporation (see Note 3). Through its two affiliation agreements with Sprint PCS, two wholly owned subsidiaries of Horizon PCS have the exclusive right to market and provide Sprint PCS products and services in approximately 40 markets in Ohio, Indiana, Tennessee, Michigan, New York, New Jersey, Maryland, Pennsylvania, and West Virginia.

        In February 2006, the Company changed its year-end from September 30 to December 31, commencing in 2006. The Company's 2005 year ended on September 30, 2005.

(2)   Summary of Significant Accounting Policies

  (a)    Principles of Consolidation

        The accompanying financial statements include the accounts of the Company and its subsidiaries, iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., Bright PCS Holdings, Inc. and Bright Personal Communications Services, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

  (b)    Cash and cash equivalents

        Cash and cash equivalents include cash on hand, demand deposits and investment grade commercial paper and money market funds with original maturities of three months or less. Cash equivalents are stated at cost which approximates fair market value. Included in cash equivalents is approximately $59.9 million and $89.9 million of commercial paper and money market funds at December 31, 2007 and 2006, respectively.

  (c)    Allowance for Doubtful Accounts

        Estimates are used in determining the allowance for doubtful accounts to cover probable losses. The Company's estimate of the allowance for doubtful accounts is based on a number of factors including historical write-off and collection experience, historical trends of the uncollectibility of the Company's accounts receivable by aging category, changes in the percentage of the Company's customers based on their credit classification of prime or subprime, as determined by various credit scoring matrices, along with general economic trends. Using this information, the Company estimates allowances for uncollectibility by the various aging categories. Bad debt expense as a percentage of service revenue for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the year ended September 30, 2005 and was 5.3%, 3.4%, 2.3%, and 1.1%

iPCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. The allowance for doubtful accounts as of December 31, 2007 and 2006 was $9.6 million and $6.7 million, respectively.

  (d)    Inventory

        Inventory consists of wireless handsets and related accessories held for resale. Inventories are carried at the lower of cost or market using the first-in, first-out method. Cost is based on prices paid to Sprint. Market is determined using replacement cost which is consistent with industry practices. The Company maintains a reserve for obsolete or excess handset inventory for models that remain in inventory after 90 days of being discontinued by Sprint PCS. The reserve for obsolescence was $0.2 million at both December 31, 2007 and 2006.

  (e)    Property and equipment, net

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets or related lease term. Useful lives for assets used by the Company are as follows:

Useful Life
Building	35 years
Network assets	5-15 years
Computer equipment	3 years
Furniture, fixtures and office equipment	3-5 years
Vehicles	3-5 years

        Leasehold improvements are amortized over the shorter of the remaining term of the lease or the estimated useful life of the improvement. Construction in progress includes expenditures for the purchase of capital equipment, design services, and construction services and testing of the Company's network. The Company capitalizes interest on its construction in progress activities. Interest capitalized for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the year ended September 30, 2005, totaled $0.7 million, $0.6 million, $0.1 million and $0.2 million, respectively. When the network assets are placed in service, the Company transfers the assets from construction in progress to network assets and depreciates those assets over their estimated useful life.

  (f)    Financing Costs

        Costs incurred in connection with the first and second lien senior secured floating rate notes due 2013 and 2014, respectively, were deferred and are amortized to interest expense over the term of each senior secured note issuance using the straight-line method (see Note 7). Costs incurred in connection with the 11 1/2% senior notes and the 11 3/8% senior notes were deferred and were amortized to interest expense over the eight year term of each senior note issuance using the straight-line method. In conjunction with issuance of the senior secured notes, the Company repurchased all of its outstanding 11 1/2% senior notes and 11 3/8% senior notes and wrote-off the unamortized amount of the deferred financing costs related to these senior notes to debt extinguishment costs (see Note 7). Accumulated amortization expense at December 31, 2007 and 2006 was $0.9 million and $3.5 million, respectively.

  (g)    Goodwill and Intangible Assets

        Goodwill and intangible assets have been recorded in accordance with fresh-start accounting as a result of the Company's reorganization in 2004 and also as a result of purchase accounting in connection with its merger with Horizon PCS in 2005. Identifiable intangibles consist of the Sprint affiliation agreements, the subscriber base at the time of the reorganization and merger with Horizon PCS and a Federal Communications Commission ("FCC") license for a small market in Ohio

iPCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

owned by Horizon Personal Communications, Inc. The intangible assets relating to the Sprint affiliation agreements are being amortized straight-line over the remaining life of the agreements. The subscriber base intangible assets are being amortized straight-line over the estimated life of the subscribers or approximately 30 months. The FCC license has an indefinite life and is not being amortized.

        In conformity with SFAS No. 142, "Goodwill and Other Intangibles", the Company does not amortize its indefinite life intangibles, which include goodwill and the FCC license in Ohio. Under SFAS No. 142, the Company is required to test these assets for impairment at least annually, or more frequently if indicators of impairment exist. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the net assets of the reporting unit to its carrying value. Fair value is determined using a discounted cash flow model. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value. If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment loss. The Company performed its annual goodwill impairment test in the third quarter of 2007 and determined no impairment was necessary. The impairment test for other indefinite life intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying amount exceeds its fair value, the excess is required to be recorded as an impairment loss. The Company tested the value assigned to the FCC license in the third quarter of 2007. As a result of this testing, the Company recognized a $1.2 million impairment charge for the year ended December 31, 2007 (see Note 6).

  (h)    Impairment of Long-lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company performed its annual impairment test of long-lived assets in the third quarter of 2007 and determined no impairment was necessary. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has engaged independent agents to sell the remaining Motorola equipment which was replaced with Nortel equipment. The Company reclassified this equipment from Property and equipment, net to Assets held for sale during the year ended December 31, 2007 and recognized a $0.4 million impairment charge to record these assets at fair market value in anticipation of their future sale (see Note 5).

  (i)    Interest Rate Swap

        The Company entered into an interest rate swap to manage interest rate risks associated with a portion of its variable rate debt (see Note 8). The interest rate swap agreement qualifies and is designated as a cash flow hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As such, the swap is accounted for as an asset or liability in the consolidated balance sheets at fair value. Changes in fair value of the effective portion of the swap are recorded in other comprehensive income (loss), net of income taxes, until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffective changes in the value of the swap are recognized currently as interest expense in the consolidated statements of operations.

        If, in the future, the swap is determined to no longer be effective as a hedge, is sold or terminated, or is de-designated from the hedge relationship, any net gain or loss remaining in Accumulated other

iPCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

comprehensive loss would be reclassified into earnings in the same periods during which the hedged debt payments affect earnings. If the cash flow hedge is discontinued in the future because it becomes probable that the hedged debt payments will not occur, the net gain or loss would be reclassified into earnings in that period.

  (j)    Income Taxes

        The Company is required to estimate its taxes in each of the jurisdictions of operation which involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent realization is not more likely than not, the Company must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statements of operations. Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

  (k)    Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Effective July 1, 2003, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The EITF guidance addresses accounting for arrangements that involve multiple revenue-generating activities. In applying this guidance, separate contracts with the same party, entered into at or near the same time, are presumed to be a bundled transaction. Prior to the adoption of EITF 00-21, the Company accounted for the sale of handsets and the subsequent service to the customer as a single unit of accounting because the wireless service provided by the Company is essential to the functionality of the customers' handsets under the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Accordingly, the Company deferred all activation fee revenue and its associated costs and amortized this revenue and these costs over the average life of its customers, which is estimated to be 30 months. Under EITF 00-21, the Company is not required to consider whether customers can use their handsets without the wireless service provided to them. Because the Company meets the criteria stipulated in EITF 00-21, the adoption of EITF 00-21 requires the Company to account for the sale of the handset as a separate unit of accounting from the subsequent service to the customer. With the adoption of EITF 00-21, the Company now recognizes activation fee revenue generated from its retail stores as equipment revenue. In addition, the Company recognizes the portion of the activation fee costs related to the handsets sold in its retail stores. The Company has continued to apply the provisions of SAB No. 101 and defers and amortizes activation fee revenue and costs generated by subscribers outside its retail stores.

        The Company recognizes service revenue, net of taxes, from its customers as they use the service. The Company recognizes a reduction of recorded revenue for billing adjustments, estimated uncollectible late payment fees and estimated uncollectible early cancellation fees.

        Roaming revenue includes roaming revenue when Sprint PCS customers and customers of other PCS Affiliates of Sprint use the Company's network and roaming revenue when non-Sprint PCS customers use the Company's network, and reseller revenue. Roaming revenue is recorded based on a per minute charge for voice services and a per kilobyte charge for data services.

iPCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Equipment revenue, net of any rebates or discounts, includes the proceeds from sales of handsets and accessories sold through channels directly controlled by the Company. Handset sales are recorded net of an allowance for sales returns. The allowance is estimated based on Sprint PCS's handset return policy that allows customers to return handsets for a full refund within 30 days of purchase. When handsets are returned, the Company may be able to resell the handsets to other customers at little additional cost. However, when handsets are returned to Sprint PCS for refurbishing, the Company is allocated a certain number of replacement refurbished phones which it can purchase at a reduced price. As mentioned above, effective July 1, 2003 with the issuance of EITF 00-21, equipment revenue also includes an allocation of the activation fee revenue as part of revenue arrangements with multiple deliverables.

        The Company participates in the Sprint PCS national and regional distribution programs in which national retailers, such as Radio Shack and Best Buy, sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint PCS for resale and receive compensation from Sprint PCS for products and services sold. For industry competitive reasons, Sprint PCS subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Sprint PCS agreements, when a national retailer sells a handset purchased from Sprint PCS to a subscriber in the Company's territory, the Company is obligated to reimburse Sprint PCS for the handset subsidy that Sprint PCS originally incurred. The national retailers sell Sprint PCS wireless services under the Sprint PCS brands and trademarks. The Company does not receive any revenue from the sale of wireless handsets by national retailers. The Company classifies these Sprint PCS wireless handset subsidy charges as a selling and marketing expense for a wireless handset sale to a new customer and classifies these subsidies as a cost of service for a wireless handset upgrade to an existing customer.

        Sprint PCS retains 8% of billed service revenue from Sprint PCS customers based in the Company's markets and from non-Sprint PCS customers who roam onto the Company's network. The amount retained by Sprint PCS is recorded as cost of service and roaming. Revenue generated from the sale of handsets and accessories and from roaming services provided to Sprint PCS's customers and customers of other PCS Affiliates of Sprint who are not based in the Company's markets are not subject to the 8% affiliation fee for Sprint PCS.

  (l)    Advertising Costs

        The Company expenses advertising costs when the advertisement occurs. For the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the year ended September 30, 2005, advertising expense was $16.2 million, $17.8 million, $4.1 million, and $10.4 million, respectively. Prepaid advertising expenses were not significant at December 31, 2007 and 2006.

  (m)    Comprehensive Loss

        Comprehensive loss includes net loss and the effective unrealized portion of the changes in the fair value of the Company's interest rate swap.

  (n)    Loss Per Share

        Basic and diluted loss per share are calculated by dividing the net loss available to common stockholders by the weighted average number of shares of common stock of the Company in accordance with SFAS No. 128, "Earnings Per Share." The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares from any assumed exercise of stock options is antidilutive. Potential common shares excluded from the loss per share computations for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the year ended September 30, 2005 were 851,431, 650,603, 773,086, and 837,784 common shares, respectively.

  (o)    Stock-Based Compensation

        As further discussed in Note 12, effective October 1, 2005, the Company adopted SFAS No. 123R, "Share-Based Payment", utilizing the modified prospective method. Under SFAS No. 123R, companies are required to record compensation expense for all share-based payment award transactions measured at fair value. Under the modified prospective method, SFAS No. 123R requires compensation cost to be recognized for 1) all share-based compensation expense arrangements granted after the adoption date and 2) all remaining unvested share-based compensation expense arrangements granted prior to the adoption date. Accordingly, prior periods have not been restated.

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

        If stock-based compensation expense for the stock option grants had been determined based on fair value at the grant date consistent with the requirements of SFAS No. 123, the Company's net loss applicable to common stockholders and net loss per share would have been the pro forma amounts below:

Year Ended September 30, 2005
Net loss applicable to common stockholders (in thousands):
As reported	$(50,938)
Add recorded stock-based compensation expense	528
Less stock-based compensation expense in accordance with SFAS No. 123	(1,992)

Pro forma	$(52,402)

Basic and diluted loss per common share:
As reported	$(4.60)
Pro forma	$(4.73)

        The Company's calculation of fair value of the options was made using the Black-Scholes model with the following assumptions:

Year Ended September 30, 2005
Risk free interest rate	3.52% to 4.24%
Volatility	36.2% to 83.7%
Dividend yield	0.0%
Expected life in years	1 to 4

  (p)    Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated balance sheets and revenue and expense during the reporting periods to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

  (q)    Segments

        The Company operates its business in one operating segment, the operation and management of its PCS network. The Company's chief operating decision maker evaluates financial information results based upon total Company results when making strategic decisions.

  (r)    Concentration of Risk

        The Company relies on Sprint PCS to provide certain back-office functions such as billing and customer care, activation of new subscribers, handset logistics and technology development. Should Sprint PCS be unable to provide these services, the Company could be negatively impacted (see Note 4).

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

        No single customer amounted to 10% or more of total revenue for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 and the year ended September 30, 2005.

  (s)    New Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements"("SFAS 157") which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to fair-value measurements that are already required or permitted by existing standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and nullifies the Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model. SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB deferred the effective date for all non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company does not anticipate that the implementation of SFAS 157 will have a material impact on the its financial position, results of operations and cash flows.

        In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not anticipate adopting the provisions of SFAS 159.

        In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, SFAS 141R amends FASB SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. (Such changes arise through the increase or reduction of the acquirer's valuation allowance on its previously existing deferred tax assets because of the business combination.) Previously, SFAS No. 109 required a reduction of the acquirer's valuation allowance because of a business combination to be recognized through a corresponding reduction to goodwill or certain noncurrent assets. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. The Company is currently evaluating the impact of SFAS 141R on its consolidated financial statements.

(3)   Merger with Horizon PCS, Inc.

        On July 1, 2005, (the "Effective Date") the Company completed its tax-free stock for stock merger transaction with Horizon PCS in which Horizon PCS merged with and into iPCS, Inc., with iPCS, Inc. as the surviving corporation. Horizon PCS was a PCS Affiliate of Sprint whose territory included approximately 40 markets in nine contiguous states. The transaction was accounted for under the purchase method and the results of Horizon PCS are included in the Company's consolidated financial statements from the Effective Date.

        The total purchase price of $230.8 million was calculated as follows: (in thousands except share and per share data).

Number of Horizon PCS's shares of common stock outstanding	9,013,317
Exchange ratio	0.7725
Number of common shares issued to Horizon PCS's stockholders	6,962,760
Average price of iPCS's common stock for the period five days prior to and through the five days after the March 17, 2005 date of the merger announcement	$31.07
Fair value of iPCS's common shares issued	$216,361
Fair value of vested Horizon PCS's stock options converted to options to purchase iPCS shares	4,341
Fair value of unvested Horizon PCS's stock options converted to options to purchase iPCS shares	3,780
Transaction costs	6,325

Purchase price	$230,807

        The fair value of the vested and unvested stock options was calculated using Black-Scholes using the following assumptions:

Risk free interest rate	2.2% to 3.6%
Volatility	29.9% to 85.1%
Dividend yield	0.0%
Expected life in months	1 to 27

        The intrinsic value allocated to the unvested options was approximately $1.6 million and was recorded to deferred compensation.

        The total purchase price of $230.8 million has been allocated to the net tangible and intangible assets acquired and liabilities assumed as follows:

Current assets	$65,615
Tangible noncurrent assets	75,008
Identifiable intangible assets	121,500
Goodwill	141,783
Current liabilities assumed	(34,187)
Long term liabilities assumed	(843)
Long-term debt assumed	(139,687)
Deferred compensation	1,618

$230,807

        The unaudited pro forma condensed consolidated statements of operations for the year ended September 30, 2005, set forth below, presents the results of operations as if the merger had occurred on October 1, 2004 and is not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such period.

For the Year Ended September 30, 2005
Total revenue	$413,133
Net loss	(92,521)
Basic and diluted loss per share of common stock	$(5.68)
Weighted average common shares outstanding	16,281,218

(4)   Sprint Agreements

        Each of iPCS Wireless, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC has entered into a set of affiliation agreements with Sprint. Under these agreements, which have been amended from time to time, Sprint provides the Company significant support services such as customer service, billing, long distance transport services, national network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution and product development.

        The costs incurred by the Company for the support services provided by Sprint are determined on a per average monthly cash cost per user ("CCPU") rate and on a monthly cost per gross addition ("CPGA") rate. Pursuant to the Company's affiliation agreements with Sprint PCS, the CCPU rate was set at $7.00 for 2005 and $6.75 for 2006 and the CPGA rate was set at $23.00 in iPCS Wireless's territory and $22.00 in the Horizon/Bright territory. The agreements also provide that, for each three-year period after December 31, 2006, these rates will be reset based on Sprint's reasonable costs. In February 2007, Sprint notified the Company that the CCPU rate would be $7.50 for 2007, $7.09 for 2008, and $6.81 for 2009, and the CPGA rate would be $20.00 for 2007, $19.41 for 2008, and $18.58 for

2009. Although the Company strongly disagreed with Sprint's new rates, and pursuant to the terms of its affiliation agreements with Sprint, on December 8, 2006, submitted the determination of the new rates to binding arbitration before the International Institute for Conflict Prevention and Resolution. The Company continued in 2007 to obtain the support services from Sprint at the rates proposed by Sprint in February 2007. On March 3, 2008, the Company amended its affiliation agreements with Sprint, whereby the CCPU and CPGA rates were changed (see Note 19).

        The Company derives substantial roaming revenue when wireless customers of Sprint and other PCS Affiliates of Sprint incur minutes of use in the Company's territories and incurs expense to Sprint and to other PCS Affiliates of Sprint when the Company's customers incur minutes of use in the territories of Sprint and other PCS Affiliates of Sprint. The Company's affiliation agreements with Sprint set the reciprocal roaming rate with Sprint PCS through December 31, 2006 at $0.0580 per minute for voice and 2G data, and $0.0020 per kilobyte for 3G data. Thereafter, the affiliation agreements provide that the reciprocal roaming rates are to be calculated based upon Sprint's retail yield for the prior year. With respect to certain of the Company's markets in western and eastern Pennsylvania, the Company receives the benefit of special reciprocal rate for voice and 2G data of $0.10 per minute. This special rate will terminate, with respect to each of these two sets of markets, on the earlier of December 31, 2011 or the first day of the calendar month which follows the first calendar quarter during which the Company achieves a subscriber penetration rate of at least 7% of the Company's covered populations in those markets. For 2007, Sprint set the reciprocal roaming rates at $0.0403 per minute for voice and 2G data and $0.0010 per kilobyte for 3G data, and for 2008, Sprint set the reciprocal roaming rates at $0.0400 per minute for voice and 2G data and $0.0003 per kilobyte for 3G data. On March 3, 2008, the Company amended its affiliation agreements with Sprint whereby the reciprocal roaming rates with Sprint for voice and 2G data were changed, and 3G data roaming with Sprint will no longer be settled separately provided, however, that the Company will continue to settle separately 3G data roaming with the other remaining PCS Affiliates of Sprint (see Note 19).

        The Company's affiliation agreements with Sprint also provide the Company with protective rights to decline to implement certain future program requirement changes that Sprint proposes that would adversely affect the Company's business. The Company also has a right of first refusal to build out new coverage within the Company's territory. If the Company does not exercise this right, then Sprint may build out the new coverage, or may allow another PCS affiliate of Sprint to do so, in which case Sprint has the right to manage the new coverage.

        Roaming expense is recorded in cost of service and roaming within the statements of operations. Cost of service and roaming transactions with Sprint include the 8% affiliation fee, long distance, roaming expense, billing support and customer care support. Cost of equipment relates to inventory sold by the Company that was purchased from Sprint under the Company's affiliation agreements with Sprint. Selling and marketing transactions relate to subsidized costs on wireless handsets and commissions under Sprint's national distribution program.

        For the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the year ended September 30, 2005, 97%, 97%, 98%, and 97%, respectively, of the Company's revenue was derived from data provided by Sprint. Of the Company's cost of service and roaming, 66%, 68%, 67%, and 69%, for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the year ended September 30, 2005, respectively, was derived from data provided by Sprint. The Company reviews all charges from Sprint and can dispute certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint can charge the Company for certain expenses under the terms of the Sprint affiliation agreements. At December 31, 2007 the Company did not have any invoices from Sprint which the Company was disputing; however, Sprint notified the Company that it is formally disputing certain amounts that Sprint charged the Company for data roaming for April through

October 2007. This dispute was settled on March 3, 2008, as part of the Company entering into amended affiliation agreements with Sprint (see Note 19).

        Amounts relating to the Sprint affiliation agreements are as follows (in thousands):

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Three Months Ended December 31, 2005	For the Year Ended September 30, 2005
Amounts included in the Consolidated Statements of Operations:
Service revenue	$358,154	$316,513	$70,996	$189,177

Roaming revenue	$166,349	$161,848	$36,071	$82,959

Cost of service and roaming:
Roaming	$103,781	$109,182	$22,043	$52,019
Customer service	59,012	45,031	10,655	27,187
Affiliation fees	28,106	24,788	5,676	15,136
Long distance	13,431	12,678	3,163	7,912
Other	2,222	2,224	713	3,597

Total cost of service and roaming	$206,552	$193,903	$42,250	$105,851

Cost of equipment	$51,358	$41,707	$9,150	$27,260

Selling and marketing	$15,769	$19,860	$6,028	$12,589

	December 31, 2007	December 31, 2006
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$41,509	$40,724
Inventories, net	5,277	4,291
Payable to Sprint	49,205	58,196

(5)   Property and Equipment, net

        Property and equipment, net consists of the following at December 31, 2007 and 2006 (in thousands):

	December 31, 2007	December 31, 2006
Network assets	$232,874	$212,782
Land	114	114
Building	1,566	1,566
Computer equipment	5,043	4,299
Furniture, fixtures and office equipment	8,086	7,117
Vehicles	2,167	294
Construction in progress	16,983	16,029

Total property and equipment	266,833	242,201
Less accumulated depreciation and amortization	(138,156)	(102,560)

Total property and equipment, net	$128,677	$139,641

        The following is a summary of property and equipment under capital leases included in the accompanying consolidated balance sheets as follows (in thousands):

	December 31, 2007	December 31, 2006
Network assets	$446	$446
Furniture, fixtures and office equipment	73	73
Vehicles	1,940	—
Less accumulated depreciation	(622)	(93)

Net	$1,837	$426

        During the year ended December 31, 2007, the Company acquired approximately $1.9 million of vehicles under capital lease and prepaid all future lease payments relating to these assets.

        The Company's decision to replace Lucent equipment in its Michigan markets with Nortel equipment, and to replace Motorola equipment in its Horizon markets with Nortel equipment, resulted in accelerated depreciation due to the retirement of assets before the end of their estimated useful life. For the years ended December 31, 2006 and September 30, 2005, the Company recorded $1.4 million and $16.4 million, respectively, of accelerated depreciation for these replacement projects.

        The Company has engaged independent agents to sell remaining Motorola equipment which was replaced with Nortel equipment. The Company reclassified $3.9 million from Property and equipment, net to Assets held for sale during the year ended December 31, 2007 and recognized a $0.4 million impairment charge related to these assets to reduce the carrying value in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The impairment charge is included in Depreciation and the reduction in carrying value records these assets at fair value less costs to sell in anticipation of their future sale. During the year ended December 31, 2007, the Company sold approximately $0.8 million of this equipment for an immaterial net loss included in Loss on disposal of property and equipment, net.

(6)   Goodwill and Intangible Assets

        As a result of the Company's reorganization in 2004 and in accordance with fresh-start accounting under SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", the Company revalued its assets to their estimated fair values and the Company recorded intangible assets of $19.0 million relating to the fair value of the customer base and $59.5 million relating to the fair value of the right to provide service under the Sprint affiliation agreements.

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

        Changes in the carrying value of goodwill are as follows (in thousands):

	December 31, 2007	December 31, 2006
Goodwill, beginning of period	$141,783	$146,391
Adjustment to goodwill	—	(4,608)

Goodwill, end of period	$141,783	$141,783

        The Company investigated business opportunities to use its FCC license in Ohio during 2007, but has been unable to build a viable business case for these opportunities. Therefore, the Company tested the value assigned to this asset for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets", using a market analysis approach. As a result of this testing, the Company recognized a $1.2 million impairment charge related to this intangible asset in the year ended December 31, 2007 and such amount is included in Amortization of intangible assets. The FCC license is for sale; however, the Company believes the sale of this asset is unlikely within the next year.

        The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at December 31, 2007 and 2006 are as follows (in thousands):

	December 31, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license	—	$300	$—	$300
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(27,044)	99,477
Customer base	30 months	71,956	(71,956)	—

	117 months	$198,777	$(99,000)	$99,777

	December 31, 2006
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license	—	$1,500	$—	$1,500
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(17,868)	108,653
Customer base	30 months	71,956	(50,756)	21,200

	117 months	$199,977	$(68,624)	$131,353

        The amortization expense for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, the year ended September 30, 2005, was $30.4 million, $38.0 million,

$9.5 million, and $18.1 million, respectively. Aggregate amortization expense relative to intangible assets for the periods shown below will be as follows:

Year ended December 31,
2008	$9,176
2009	9,176
2010	9,176
2011	9,176
2012	9,176
Thereafter	53,597

Total	$99,477

(7)   Long-Term Debt and Capital Lease Obligations

        Long-term debt and capital lease obligations consist of the following at December 31, 2007 and 2006 (in thousands):

	December 31, 2007	December 31, 2006
First lien senior secured floating rate notes	$300,000	$—
Second lien senior secured floating rate notes	175,000	—
$165 million 11 1/2% senior notes	—	165,000
$125 million 11 3/8% senior notes	—	125,000
Unamortized fair value adjustment for 11 3/8% senior notes	—	11,577
Capital lease obligations	468	492

Total long-term debt and capital lease obligations	475,468	302,069
Less: current maturities	(30)	(24)

Long-term debt and capital lease obligations, excluding current maturities	$475,438	$302,045

        At December 31, 2007, future minimum capital lease payments are as follows (in thousands):

Year	Capital Lease Obligations
2008	$86
2009	89
2010	92
2011	95
2012	98
Thereafter	335

Total minimum payments	795
Less: amount representing interest	(327)

Present value of minimum payments	468
Less: current maturities	(30)

Capital lease obligations, excluding current maturities	$438

First Lien and Second Lien Senior Secured Floating Rate Notes

        At December 31, 2007, the Company had $475.0 million in aggregate principal amount of senior secured notes, consisting of $300.0 million in aggregate principal amount of First Lien Senior Secured Floating Rate Notes due 2013 ("First Lien Notes") and $175.0 million in aggregate principal amount of Second Lien Senior Secured Floating Rate Notes due 2014 ("Second Lien Notes" and together with the First Lien Notes, the "Secured Notes").

        The Secured Notes are senior secured obligations of the Company and are unconditionally guaranteed on a senior secured basis by all the Company's existing and future domestic restricted subsidiaries. The First Lien Notes are secured by a first priority security interest, subject to permitted liens, in substantially all of the Company and its subsidiary guarantor assets, including, but not limited to: (1) all the capital stock of each restricted subsidiary owned by the Company, or any subsidiary guarantor; (2) all deposit accounts, security accounts, accounts receivable, inventory, investment property, inter-company notes, general intangible assets, equipment, instruments, contract rights, chattel paper, promissory notes and leases; (3) all fixtures; (4) patents, trademarks, copyrights and other intellectual property; and (5) all proceeds of, and all other amounts arising from, the collection, sale, lease, exchange, assignment, licensing, or other disposition or realization of the foregoing assets (collectively the "Collateral"); provided that the security documents provide that a portion of the capital stock of any subsidiary shall automatically be deemed released from, and not to have been a part of, the Collateral to the extent necessary so as not to require the preparation and filing with the SEC of separate audited financial statements of such subsidiary pursuant to Rule 3-16 of the SEC's accounting rules and regulations. The Second Lien Notes are secured by a second priority security interest, subject to permitted liens, in the Collateral.

        The indentures governing the Secured Notes contain covenants which restrict the Company's and its restricted subsidiaries' ability to incur additional indebtedness, merge, pay dividends, dispose of its assets, and certain other matters as defined in the indentures.

        At December 31, 2007, the Company was in compliance with the indentures governing the Secured Notes.

        Interest on the First Lien Notes accrues at an annual rate equal to three-month LIBOR plus 2.125% and is payable quarterly in cash on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2007. Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 3.25% and is payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2007. The Company may elect to pay interest on the Second Lien Notes entirely in cash or entirely by increasing the principal amount of the Second Lien Notes ("PIK Interest"). PIK Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 4.0%. For the year ended December 31, 2007, the Company paid all of its interest relating to the Second Lien Notes in cash. Three-month LIBOR for the Secured Notes resets on February 1, May 1, August 1 and November 1 of each year, commencing on August 1, 2007 and was 4.91% on December 31, 2007. Subsequent to December 31, 2007, on February 1, 2008, three-month LIBOR for the Secured Notes was 3.24%.

        On July 20, 2007, the Company entered into an interest rate swap agreement for a notional amount of $300.0 million associated with the interest on the Company's First Lien Notes effective August 1, 2007 for a period of three years. Under this agreement, the Company receives interest at a floating rate of three-month LIBOR and pays interest at a fixed rate of 5.34%, resulting in an effective rate in relation to the First Lien Notes of 7.47% throughout the term of the swap (see Note 8).

        The Company used a portion of the proceeds of the Secured Notes offering to repurchase all of its outstanding 11 1/2% notes and 11 3/8% notes, as well as to pay the related fees and expenses of the offering. The Company also used the remaining net proceeds from the Secured Notes offering, together with approximately $58.0 million of its available cash, to pay a special cash dividend to common stockholders (see Note 12). In connection with the Secured Notes offering, for the year ended December 31, 2007, the Company recorded debt extinguishment costs as follows (dollars in thousands):

Tender offer premium and consent costs	$34,155
Write off of remaining deferred financing costs of 11 1/2% and 11 3/8% senior notes	7,284
Acceleration of the unamortized balance of the purchase price fair value adjustment to the 11 3/8% senior notes	(10,938)

Total debt extinguishment costs	$30,501

  $165.0 Million 11 1/2% Senior Notes

        The offering of 11 1/2% senior notes closed on April 30, 2004 in connection with the Company's reorganization in that same year. As discussed above, the Company repurchased all of its outstanding 11 1/2% senior notes in connection with its Secured Notes offering in April 2007.

  $125.0 Million 11 3/8% Senior Notes

        In connection with the merger with Horizon PCS (see Note 3), iPCS, Inc. assumed the obligations for the $125.0 million of 11 3/8% senior notes previously issued by Horizon PCS as part of Horizon PCS's plan of reorganization. The allocation of the purchase price resulted in an increase of the value of the 11 3/8% senior notes of approximately $14.7 million, which was recorded as long-term debt in the Consolidated Balance Sheets. This amount was to be amortized over the remaining life of the senior notes as a reduction to interest expense. For the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 and the year ended September 30, 2005, the reduction to interest expense was approximately $0.6 million, $2.1 million, $0.5 million and $0.5 million, respectively. This amortization did not increase the principal amount due to the senior note holders or reduce the amount of interest owed to the senior note holders.

        As discussed above, in connection with its Secured Notes offering in April 2007, the Company repurchased all of its outstanding 11 3/8% senior notes and reduced the unamortized balance of the fair value adjustment for the 11 3/8% senior notes to zero.

  Capital Lease Obligations

        Interest on capital lease obligations are all at fixed rates, which, on a weighted average basis, approximated 12.4% per annum at December 31, 2007.

(8)   Interest Rate Swap

        On July 20, 2007, the Company entered into an interest rate swap agreement for a notional amount of $300.0 million associated with the interest on the Company's First Lien Notes effective August 1, 2007 for a period of three years. Under this agreement, the Company receives interest at a floating rate of three-month LIBOR and pays interest at a fixed rate of 5.34%, resulting in an effective rate in relation to the First Lien Notes of 7.47% throughout the term of the swap. The interest rate swap has been designated as a cash flow hedge. The fair value of the interest rate swap is recorded in Stockholders' Equity (Deficiency) under Accumulated other comprehensive loss, net of applicable income taxes.

        As of December 31, 2007, the fair value of the swap was approximately $11.6 million and is recorded on the consolidated balance sheet as a long-term liability and in Accumulated other comprehensive loss. The change in fair value of the swap for the year ended December 31, 2007 was $11.6 million. No component of the interest rate swap is excluded from the assessment of effectiveness and no ineffectiveness has been recognized on the swap since inception.

        The amount of loss recorded in Accumulated other comprehensive loss at December 31, 2007 that is expected to be reclassified to interest expense in the next twelve months if interest rates underlying the Company's fair value calculations remain unchanged is approximately $4.0 million.

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

	December 31, 2007		December 31, 2006
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
First lien senior secured floating rate notes (a)	300,000	282,750	—	—
Second lien senior secured floating rate notes (a)	175,000	163,625	—	—
11 1/2% $165 million senior notes (a)	—	—	165,000	183,563
11 3/8% $125 million senior notes (a)	—	—	125,000	139,531
Interest rate swap (b)	11,607	11,607	—	—

(a)
The fair value of the senior secured floating rate notes and the senior notes are based on quoted market prices.

(b)
The fair values of the interest rate swap is determined based on observable market assumptions within a standardized derivative pricing model.

(10) Income Taxes

        The income tax (expense) benefit for the period differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 35% as set forth below:

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Three Months Ended December 31, 2005	For the Year Ended September 30, 2005
U.S. Federal statutory rate	35.00%	35.00%	35.00%	35.00%
State income taxes, net of federal tax benefit	5.00	5.00	5.00	5.00
Other permanent nondeductible items	(0.10)	(0.12)	(0.08)	(0.06)
Change in valuation allowance for deferred tax assets	(39.90)	(39.88)	(39.92)	(39.94)

Effective tax rate	0.00%	0.00%	0.00%	0.00%

        The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2007	December 31, 2006
Deferred tax assets:
Accrued liabilities	$3,541	$3,389
Deferred transaction costs	357	357
Compensation expense	7,148	5,001
Net operating loss carryforwards	208,176	190,208
Allowance for bad debts	2,976	1,811
Accumulated other comprehensive loss	4,643	—
Other	9,639	14,221

Total gross deferred tax assets	236,480	214,987
Less valuation allowance	(205,540)	(171,992)

Deferred tax assets	30,940	42,995

Deferred tax liabilities—property, equipment and intangible assets	30,940	42,995

Net deferred tax assets	$—	$—

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and for the year ended September 30, 2005, as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is considered more likely than not that these benefits will not be realized due to the Company's losses since inception.

        An "ownership change" (as defined in Internal Revenue Code Section 382 ("Section 382") occurred with respect to the Company's stock issued under a plan of reorganization in 2004. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation's stock by more than 50 percentage points in the shorter of any three-year period or the period beginning the day after the day of the last ownership change. Section 382 will limit the Company's future ability to utilize any remaining net operating losses generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The Company's ability to utilize new net operating losses arising after the ownership change will not be affected.

        At December 31, 2007, the Company has net operating loss carryforwards for federal income tax purposes of approximately $520.4 million that will expire between 2021 and 2027. There are three components of the net operating losses: approximately $231.3 million related to the ownership change in connection with the Company's reorganization in July of 2004; approximately $197.3 million related to Horizon PCS net operating losses as of the date of merger; and approximately $91.8 million that have been generated since the Company's reorganization. The utilization of the $231.3 million net operating loss existing as of the Company's reorganization has an annual limitation of approximately $4.5 million. The utilization of the $197.3 million net operating loss carryforward of Horizon PCS is subject to two separate IRC Section 382 limitations, one as a result of Horizon PCS's ownership change on October 1, 2004 (emergence from bankruptcy) and the second based on Horizon PCS's merger with the Company in July of 2005. Net operating loss carryovers of approximately $189.3 million related to the first ownership change are limited to approximately $7.0 million per year. The remaining $8.0 million of pre-acquisition net operating losses increase the annual limitation to $10.0 million per year until such losses are utilized, after which the annual limitation decreases back to $7.0 million per year. The utilization of the $91.8 million net operating loss generated after the plan of reorganization is unrestricted.

        Benefits realized by December 31, 2008, from net operating losses from the Company's reorganization will first reduce intangible assets and then be reported as a direct addition to paid-in-capital. In addition, benefits realized by December 31, 2008 from the valuation allowance established at the date of the Company's merger with Horizon PCS will first be utilized to reduce goodwill and intangible assets to zero and then will be utilized to reduce income tax expense. On January 1, 2009, the Company will adopt FASB No. 141R (see Note 2). After adoption, benefits realized from net operating losses relating to either the Company's reorganization or the Company's merger with Horizon PCS, will be utilized to reduce income tax expense.

        The Company adopted the provisions of Financial Accounting Standards Board Interpretation 48 ("FIN 48") on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company has analyzed filing positions with the Internal Revenue Service and all state tax jurisdictions where it files income tax returns. The Company is subject to routine audits by these jurisdictions; however, the Company is currently not under any audits for any tax periods. Tax years for the year ended September 30, 2004, the year ended September 30, 2005, the period ended December 31, 2005, and the year ended December 31, 2006 remain open and subject to examination for both federal and state returns.

        The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations or cash flow. Pursuant to FIN 48, no liability has been recorded for uncertain tax positions. As allowed under FIN 48, the Company would accrue, if applicable, income tax related interest and penalties in income tax expense in the Company's statement of operations.

(11) Employee Benefits

        The Company has established a 401(k) plan (the "Plan") in which substantially all employees may participate. The Plan allows eligible employees to contribute up to 50% of their eligible compensation up to the maximum amount allowed by law and provides that the Company will make matching contributions of 100% up to 4% of an employee's eligible compensation. In addition, the Company may make discretionary contributions to the Plan. In connection with the merger with Horizon PCS (see Note 3), the Company assumed the Horizon PCS's 401(k) Plan ("Horizon PCS Plan"), and in September 2005, merged it into the Plan. The Horizon PCS Plan allowed eligible employees to contribute up to 15% of their eligible compensation up to the maximum amount allowed by law and provided that the Company will make matching contributions of 100% up to 3% of an employee's compensation. Company contributions to the Plan and the Horizon PCS Plan were approximately $722,000, $568,000, $155,000, and $298,000 for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 and the year ended September 30, 2005, respectively.

(12) Stock-Based Compensation

        The Company has two long-term incentive plans. The iPCS 2004 long-term incentive plan, as amended (the "iPCS Plan"), was approved by the Company's Board of Directors as provided by the Company's plan of reorganization. The Horizon PCS 2004 stock incentive plan, as amended (the "Horizon Plan"), was assumed by the Company in its merger with Horizon PCS, Inc., effective July 1, 2005 (see Note 3). Both plans have been approved by the Company's stockholders.

        iPCS Plan.    Under the iPCS Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards and cash incentive awards. All of the stock options and restricted stock awarded to date under the iPCS Plan have a ten-year life with vesting on a quarterly basis over four years for employees, and generally over one year for directors. The iPCS Plan has been amended twice to increase the number of shares available for issuance thereunder. On May 5, 2005, the iPCS Plan was amended to increase the number of shares available for issuance by 250,000 shares, and on September 28, 2006, the iPCS Plan was amended to increase the number of shares available for issuance by 500,000 shares. In connection with the second amendment to the iPCS Plan, the Horizon Plan (discussed below) was amended to decrease the number of shares available for issuance thereunder by 211,227. Each of these amendments was approved by the Company's stockholders. In connection with a special cash dividend paid on May 16, 2007, as discussed below, on May 2, 2007, the Compensation Committee of the Board of Directors of the Company adjusted the outstanding options and increased the number of shares remaining available for award under the iPCS Plan by 342,630 shares. Giving effect to these amendments and the 2007 modification, the total number of shares that may be awarded under the iPCS Plan is 2,092,630 shares of common stock, of which amount, 649,514 shares remain available for awards as of December 31, 2007.

        Horizon Plan.    Under the Horizon Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive or non-qualified stock options or stock appreciation rights. All of the stock options issued to date under the Horizon Plan have a ten-year life and vest equally in six-month increments over three years from the date of grant. As discussed above, in connection with the most recent amendment to the iPCS Plan, the Horizon Plan was amended to decrease the number of shares available for issuance thereunder by 211,227. This amendment was approved by the Company's stockholders. On May 2, 2007, as discussed below, the Compensation

Committee of the Board of Directors of the Company increased the outstanding options and number of shares remaining available for award under the Horizon Plan by 7,602 shares. Giving effect to the amendment and the modification, the total number of shares that may be granted under the Horizon Plan is 558,602 shares of common stock, which equals the number of shares underlying awards previously made under the Horizon Plan.

        Effective October 1, 2005, the Company adopted SFAS No. 123R, "Share-Based Payment" utilizing the modified prospective method. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. Under the modified prospective method, SFAS No. 123R requires compensation cost to be recognized for 1) all share-based compensation expense arrangements granted after the adoption date and 2) all remaining unvested share-based compensation arrangements granted prior to the adoption date. Accordingly, prior periods have not been restated. The Company uses the Black-Scholes model to value its stock option grants.

        Prior to October 1, 2005, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its employee and director stock options. The Company did not record any stock-based compensation expense for stock option awards prior to October 1, 2005, because all stock option awards were granted with a fair market value strike price.

        On April 26, 2007, the Board of Directors declared a special cash dividend of $11.00 per share, approximately $187.0 million in the aggregate, payable to all holders of record of the Company's common stock on May 8, 2007. Of this amount, approximately $186.5 million was paid on May 16, 2007. The remaining unpaid dividend relates to restricted stock awards and is being paid out starting in July 2007 as these awards vest. On May 2, 2007, in connection with such dividend, the Compensation Committee of the Board of Directors of the Company resolved that each stock option that is outstanding under the iPCS Plan and the Horizon Plan, on the trading day immediately preceding the trading day designated by the NASDAQ Stock Market as the ex-dividend date (the "Adjustment Date") shall be adjusted as follows effective as of the opening of business on the Adjustment Date:

•
The number of shares of stock then subject to each option shall be adjusted by dividing the number of shares of stock then subject to the option by the Adjustment Factor; and

•
The exercise price of each option shall be adjusted by multiplying the exercise price by the Adjustment Factor.

        The "Adjustment Factor" was 0.78282 and is equal to one minus the percentage reduction in the closing sale price of a share of stock on the Adjustment Date reported by the NASDAQ Stock Market at the regular hours closing price ("Closing Price") as compared to the Closing Price of a share of stock on the Adjustment Date minus $11.00. In addition, on the Adjustment Date, the number of shares under the iPCS Plan and the Horizon Plan was adjusted by dividing the number of shares of stock reserved for issuance by the Adjustment Factor; thereby increasing the number of shares reserved for issuance. The modification resulted in an additional 184,537 shares to 72 employees and directors who had options outstanding on the modification date. With this modification, the Company will record additional stock-based compensation expense of approximately $6.5 million, of which approximately $3.2 million was recorded as of the date of modification and the remainder will be recognized over the remaining vesting period for the options. An additional $1.5 million of compensation expense related to the modification was recorded in the year ended December 31, 2007 with the quarterly vesting of stock options.

        Effective January 24, 2007, the Company's former Chief Operating Officer ceased his employment with the Company. As a result of his separation, the Company's former chief operating officer received an accelerated additional year of vesting of his options. With this agreement, the modification of his option awards resulted in a new measurement date. The fair value of the options prior to the modification was zero. The fair value of the options subsequent to the modification resulted in an additional $0.6 million of stock-based compensation expense recorded in the year ended December 31, 2007.

        The table below outlines the assumptions used for the option modifications:

	For the Year Ended December 31, 2007
	Range	Weighted Average
Risk free interest rate	4.32%-5.13%	4.47%
Volatility		38.00%
Dividend yield		0.00%
Expected life in years		4.21
Fair value price		$10.31

        During the year ended December 31, 2007, the Company awarded 312,550 stock options, respectively, to employees and the Board of Directors with exercise prices equal to the fair market value on the date of grants. The fair value of each grant is estimated at the grant date using the Black Scholes option pricing method. The table below outlines the assumptions used for the options granted during the year ended December 31, 2007:

	For the Year Ended December 31, 2007
	Range	Weighted Average
Risk free interest rate	3.63%-5.06%	4.54%
Volatility		39.93%
Dividend yield		0.00%
Expected life in years		5.93
Fair value price		$19.89

        The risk-free interest rate was determined using the then implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options. The expected volatility assumption used in the Black-Scholes option-pricing models was based on the historical volatility of peer companies as adjusted for the Company's volatility since its existence as a publicly traded company in 2004. Historical volatility was calculated using the historical weekly price changes of the Company's common stock since 2004 and of the peer companies' common stock over the most recent period equal to the expected life of the stock option on the date of grant. With the exception of the $11.00 special cash dividend paid in 2007 which was considered a return of capital, the Company does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. The expected life of the option was calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 107 using the vesting term and the contractual term of 10 years. The simplified method defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

        The Company did not grant any stock options for the period from October 1, 2005 through December 31, 2006.

        A summary of activity related to the Company's long-term incentive plans is as follows:

	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 31, 2006	650,603	$15.57
Modification for special cash dividend	184,537	5.56
Granted	312,550	43.95
Exercised	(261,900)	15.35
Forfeited	(16,677)	39.84
Expired	(17,682)	24.98

Options outstanding as of December 31, 2007	851,431	$22.01

Exercisable December 31, 2007	514,777	$17.42

        The following table shows stock-based compensation expense by type of share-based award for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the year ended September 30, 2005 included in the consolidated statements of operations (in thousands):

	For the Year ended December 31, 2007	For the Year ended December 31, 2006	For the Three Months ended December 31, 2005	For the Year ended September 30, 2005
Restricted stock	$883	$99	$27	$95
Amortization of deferred compensation of stock option awards	265	359	221	529
Fair value expense of stock option awards	3,406	2,038	1,411	—
Fair value expense of stock option modifications	643	—	—	576
Fair value expense of stock option modifications related to special cash dividend	4,717	—	—	—

Total stock-based compensation	$9,914	$2,496	$1,659	$1,200

        The following table shows the total remaining unrecognized compensation cost related to: restricted stock grants and the fair value expense of stock option awards; as well as the weighted average remaining required service period over which such costs will be recognized as of December 31, 2007:

	Total Remaining Unrecognized Compensation Cost (in millions)	Weighted Average Remaining Required Service Period (in years)
Restricted stock	$2.7	3.05
Fair value expense of stock option awards	6.4	2.82

        Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	For the Year ended December 31, 2007	For the Year ended December 31, 2006	For the Three Months ended December 31, 2005	For the Year ended September 30, 2005
Cost of service and roaming	$640	$123	$225	$63
Sales and marketing	1,339	524	208	83
General and administrative	7,935	1,849	1,226	1,054

Total stock-based compensation	$9,914	$2,496	$1,659	$1,200

        The following is a summary of options outstanding and exercisable at December 31, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$8.04	361,172	6.55	$8.04		286,511	6.55	$8.04
$14.80-$20.05	97,055	6.74	16.73		78,305	6.73	16.46
$27.40-$33.49	135,758	9.02	29.67		49,761	8.01	28.39
$38.19-$41.18	257,446	9.18	39.57		100,200	9.18	39.53

	851,431	7.76	$22.01	$12,822	514,777	7.23	$17.42	$9,915

        At December 31, 2007, the number of stock options vested or expected to vest was 841,416. For these stock options, the weighted average remaining contractual life in years, the weighted average exercise price and the aggregate intrinsic value was 7.74, $21.81 and $12.8 million, respectively.

        The total fair value of stock options vested in the years ended December 31, 2007 and 2006, and the three months ended December 31, 2005 was $6.5 million, $2.1 million, and $1.4 million, respectively. The intrinsic value of stock options exercised in the years ended December 31, 2007 and 2006, and the three months ended December 31, 2005 was $7.7 million, $3.3 million and $0.3 million, respectively.

        The following is a summary of restricted shares for the year ended December 31, 2007:

	Shares	Weighted Average Fair Value
Restricted shares at December 31, 2006	7,552	$22.67
Granted	76,700	44.93
Vested	(21,000)	41.82
Forfeited	(416)	18.90

Restricted shares at December 31, 2007	62,836	$43.47

        In connection with the closing of the Company's merger with Horizon PCS (see Note 3), four directors resigned from the Company's board of directors. Effective with their resignation, the Company amended each of these director's stock option award agreements to extend the termination date of these director's options from 90 days to 210 days post-resignation. As a result of these amendments, the Company recorded additional stock-based compensation expense of approximately $0.6 million during the year ended September 30, 2005. The amount of the stock-based compensation expense was calculated using the intrinsic value method.

        As part of the Company's reorganization in 2004, the Company awarded 250,000 stock and stock unit awards to the Company's chief executive officer. Per the terms of this award agreement, the Company's chief executive officer was allowed to surrender unit awards to the Company as payment for his withholding obligations. During the year ended September 30, 2005, the Company's chief executive officer received approximately 79,000 unit awards of the then remaining 125,000 unit awards not yet received and surrendered approximately 46,000 unit awards as payment for his tax withholding obligations of approximately $1.6 million.

(13) Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss, which includes all changes in the Company's equity, except net loss and transactions with stockholders, consisted of the following (in thousands)

December 31, 2007
Unrealized loss on interest rate swap:
Hedge loss (a)	$(11,816)
Reclassification of realized loss into net loss (a)	209

Net unrealized loss	(11,607)

Accumulated other comprehensive loss	$(11,607)

(a)
No benefit for income tax has been recorded for the year ended December 31, 2007, as the deferred asset generated, primarily from the temporary differences relating to the Company's net operating loss, was offset by a full valuation allowance because it is considered more likely than not that these benefits will not be recognized due to the Company's losses since inceptions.

        The Company had no other comprehensive income or loss for the year ended December 31, 2006, the three months ended December 31, 2005 or for the year ended September 30, 2005.

(14) Tower Sales

        On September 4, 2004, the Company signed an agreement with TCP Communications, LLC ("TCP") whereby the Company agreed to sell up to 92 of its owned towers to TCP. The towers were priced individually and, after the sale, the Company leases space on the towers sold to TCP at market rates and terms consistent with that of the Company's other tower leases. During the year ended September 30, 2005 the Company sold 76 towers to TCP for proceeds totaling approximately $13.6 million.

        On May 25, 2005, the Company signed an agreement with Global Tower, LLC ("Global Tower"), whereby the Company agreed to sell its remaining 16 owned towers to Global Tower. The towers were priced individually and, after the sale, the Company leases space on the towers sold to Global Tower at market rates and terms consistent with that of the Company's other tower leases. During the year ended September 30, 2005, the Company sold 16 towers to Global Tower for proceeds totaling approximately $2.8 million.

        Because the cost basis of these towers sold to TCP and Global Tower was adjusted to fair value as part of fresh-start accounting, no gain or loss on the sales was recorded.

        During the year ended December 31, 2006, the Company sold 4 towers acquired with the acquisition of Horizon PCS, Inc. (see Note 3) to Global Tower for proceeds of approximately $0.4 million. Because the cost basis of these towers was adjusted to fair value as part of purchase accounting, no gain or loss on the sales was recorded. After the sale, the Company leases space on the towers sold to Global Tower at market rates and terms consistent with that of the Company's other tower leases.

(15) Commitments and Contingencies

  (a)    Commitments

        On December 29, 2006, the Company signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling $17.1 million in aggregate. As of December 31, 2007, the Company has paid $12.0 million of the $17.1 million of commitments and has received equipment totaling $12.0 million. The remaining $5.1 million of equipment is expected to be purchased and received during 2008.

  (b)    Operating Leases

        The Company is obligated under non-cancelable operating lease agreements for offices, stores, network operating space and cell sites. These leases typically provide for automatic renewal options and escalation terms that are either fixed or tied to the Consumer Price Index. At December 31, 2007, the future minimum annual lease payments under these agreements are as follows (in thousands):

December 31,
2008	$37,750
2009	36,407
2010	28,249
2011	14,901
2012	5,217
Thereafter	5,558

Total	$128,082

        Rent expense was approximately $37.9 million, $35.2 million, $8.2 million and $18.3 million respectively, for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the year ended September 30, 2005.

  (c)    FCC Licenses

        Sprint PCS holds the licenses necessary to provide wireless services in the Company's territory. The FCC requires that licensees like Sprint PCS maintain control of their licensed spectrums and not delegate control to third-party operators or managers without FCC consent and are subject to renewal and revocation by the FCC. Certain Sprint PCS wireless licenses in the Company's territory were scheduled to expire in April and June 2007. All licenses that were scheduled to expire in April 2007 and June 2007 were renewed for additional ten-year terms, except that one such license was renewed for an additional eight years. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint PCS or the Company to comply with these standards could result in the non-renewal of the Sprint PCS licenses for the Company's territory. Additionally, if Sprint PCS does not demonstrate to the FCC that Sprint PCS has met the construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint PCS loses its licenses in the Company's territory for any of these reasons, the Company would not be able to provide wireless services without obtaining rights to other licenses.

        If Sprint PCS loses its licenses in another territory, Sprint PCS or the applicable PCS Affiliate or Sprint would not be able to provide wireless services without obtaining rights to other licenses and the Company's ability to offer nationwide calling plans would be diminished and potentially more costly.

  (d)    Litigation, Arbitration and Other Disputes

        Sprint/Nextel Merger Litigation.    On July 15, 2005, the Company's wholly owned subsidiary, iPCS Wireless, Inc., filed a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois. The complaint alleged, among other things, that Sprint's conduct following the consummation of the merger between Sprint and Nextel, would breach Sprint's exclusivity obligations to iPCS Wireless under its affiliation agreements with Sprint PCS. On August 14, 2006, the Circuit Court issued its decision and on September 20, 2006, the Circuit Court issued a final order effecting its decision. The final order provides that:

  •
  Within 180 days of the date of the final order, Sprint and those acting in concert with it must cease owning, operating, and managing the Nextel wireless network in iPCS Wireless's territory.

  •
  Sprint shall continue to comply with all terms and conditions of the Forbearance Agreement between us and Sprint setting forth certain limitations on Sprint's operations post-merger with Nextel.

        On September 28, 2006, Sprint appealed the ruling to the Appellate Court of Illinois, First Judicial District, and, at Sprint's request, the Circuit Court's ruling was stayed by the Appellate Court pending the appeal. On February 14, 2008, the parties presented oral arguments to the Appellate Court. The Appellate Court has not yet rendered its decision. The Company expects a decision from the Appellate Court in 2008.

        Sprint Arbitration.    In December 2006, the Company initiated arbitration against Sprint with respect to Sprint's proposed rates for providing back-office services to the Company for the three-year period commencing on January 1, 2007. On March 3, 2008, pursuant to the amendments to the affiliation agreements signed between them, the Company and Sprint PCS agreed to dismiss the ongoing arbitration between them relating to these back-office services rates (see Note 19).

        In addition to the foregoing, from time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. The Company is not currently a party to any such legal proceedings, the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company's business, financial condition or results of operations.

(16) Consolidating Financial Information

        The Secured Notes are fully, unconditionally and joint and severally guaranteed by the Company's domestic restricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., Bright PCS Holdings, Inc. and Bright Personal Communications Services, LLC, which are 100% owned subsidiaries of iPCS, Inc (see Note 7). The following consolidating financial information for iPCS, Inc. as of December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and for the year ended September 30, 2005 is presented for iPCS, Inc. and the Company's guarantor subsidiaries (in thousands):

Condensed Consolidating Balance Sheet
As of December 31, 2007

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$77,599	$—	$77,599
Other current assets	484,914	310,653	(709,454)	86,113

Total current assets	484,914	388,252	(709,454)	163,712
Property and equipment, net	—	128,677	—	128,677
Intangible assets, net	—	241,560	—	241,560
Other noncurrent assets	7,794	5,081	—	12,875
Investment in subsidiaries	186,048	—	(186,048)	—

Total assets	$678,756	$763,570	$(895,502)	$546,824

Current liabilities	$231,657	$565,351	$(709,454)	$87,554
Long-term debt	475,000	438	—	475,438
Other long-term liabilities	11,933	11,733	—	23,666

Total liabilities	718,590	577,522	(709,454)	586,658

Stockholders' equity (deficiency)	(39,834)	186,048	(186,048)	(39,834)

Total liabilities and stockholders' equity (deficiency)	$678,756	$763,570	$(895,502)	$546,824

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2007

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$538,086	$—	$538,086
Cost of revenue	—	(364,987)	—	(364,987)
Selling and marketing	—	(75,626)	—	(75,626)
General and administrative	(2,443)	(24,472)	—	(26,915)
Depreciation and amortization	—	(77,673)	—	(77,673)
Gain (loss) on disposal of property and equipment, net	—	(151)	—	(151)

Total operating expenses	(2,443)	(542,909)	—	(545,352)
Other, net	—	(62,065)	—	(62,065)
Loss in subsidiaries	(66,888)	—	66,888	—

Net loss	$(69,331)	$(66,888)	$66,888	$(69,331)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2007

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$(100,028)	$136,357	$—	$36,329
Investing activities	—	(38,815)	—	(38,815)
Financing activities	100,028	(140,442)	—	(40,414)

Net decrease in cash and cash equivalents	—	(42,900)	—	(42,900)
Cash and cash equivalents at beginning of year	—	120,499	—	120,499

Cash and cash equivalents at end of year	$—	$77,599	$—	$77,599

Condensed Consolidating Balance Sheet
As of December 31, 2006

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$120,499	$—	$120,499
Other current assets	139,294	96,089	(152,928)	82,455

Total current assets	139,294	216,588	(152,928)	202,954
Property and equipment, net	—	139,705	(64)	139,641
Intangible assets, net	—	273,136	—	273,136
Other noncurrent assets	4,790	6,550	—	11,340
Investment in subsidiaries	253,001	—	(253,001)	—

Total assets	$397,085	$635,979	$(405,993)	$627,071

Current liabilities	$17,900	$235,862	$(152,992)	$100,770
Long-term debt	165,000	137,045	—	302,045
Other long-term liabilities	—	10,071	—	10,071

Total liabilities	182,900	382,978	(152,992)	412,886

Stockholders' equity (deficiency)	214,185	253,001	(253,001)	214,185

Total liabilities and stockholders' equity (deficiency)	$397,085	$635,979	$(405,993)	$627,071

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2006

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$492,422	$—	$492,422
Cost of revenue	—	(327,686)	—	(327,686)
Selling and marketing	—	(74,293)	—	(74,293)
General and administrative	(2,219)	(18,725)	—	(20,944)
Depreciation and amortization	—	(88,480)	—	(88,480)
Loss on disposal of property and equipment, net	—	(574)	—	(574)

Total operating expenses	(2,219)	(509,758)	—	(511,977)
Other, net	(19,873)	(6,611)	—	(26,484)
Loss in subsidiaries	(23,947)	—	23,947	—

Net loss	$(46,039)	$(23,947)	$23,947	$(46,039)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$—	$47,281	$—	$47,281
Investing activities	—	(40,331)	—	(40,331)
Financing activities	—	2,712	—	2,712

Net increase in cash and cash equivalents	—	9,662	—	9,662
Cash and cash equivalents at beginning of year	—	110,837	—	110,837

Cash and cash equivalents at end of year	$—	$120,499	$—	$120,499

Condensed Consolidating Statement of Operations

For the Three Months Ended December 31, 2005

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$109,552	$—	$109,552
Cost of revenue	—	(71,916)	—	(71,916)
Selling and marketing	—	(18,216)	—	(18,216)
General and administrative	(529)	(7,378)	—	(7,907)
Depreciation and amortization	—	(21,528)	—	(21,528)
Loss on disposal of property and equipment, net	—	(182)	—	(182)

Total operating expenses	(529)	(119,220)	—	(119,749)
Other, net	(4,968)	(2,021)	—	(6,989)
Loss in subsidiaries	(11,689)	—	11,689	—

Net loss	$(17,186)	$(11,689)	$11,689	$(17,186)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended December 31, 2005

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$—	$20,861	$—	$20,861
Investing activities	—	(8,571)	—	(8,571)
Financing activities	—	440	—	440

Net increase in cash and cash equivalents	—	12,730	—	12,730
Cash and cash equivalents at beginning of period	—	98,107	—	98,107

Cash and cash equivalents at end of period	$—	$110,837	$—	$110,837

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2005

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$280,047	$—	$280,047
Cost of revenue	—	(180,318)	—	(180,318)
Selling and marketing	—	(44,424)	—	(44,424)
General and administrative	(986)	(12,203)	—	(13,189)
Depreciation and amortization	—	(71,826)	—	(71,826)
Loss on disposal of property and equipment, net	—	(141)	—	(141)

Total operating expenses	(986)	(308,912)	—	(309,898)
Other, net	(19,865)	(1,222)	—	(21,087)
Loss in subsidiaries	(30,087)	—	30,087	—

Net loss	$(50,938)	$(30,087)	$30,087	$(50,938)

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2005

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$1,549	$11,350	$—	$12,899
Investing activities	—	19,865	—	19,865
Financing activities	(1,549)	9,132	—	7,583

Net increase in cash and cash equivalents	—	40,347	—	40,347
Cash and cash equivalents at beginning of year	—	57,760	—	57,760

Cash and cash equivalents at end of year	$—	$98,107	$—	$98,107

(17) Valuation and Qualifying Accounts (in thousands):

	Balance at Beginning of Period	Acquired Reserves	Costs and Expenses	Other(a)	Write-Offs	Balance at End of Period
For the Year ended December 31, 2007 Allowance for doubtful accounts	$6,663	$—	$18,994	$17,446	$(33,468)	$9,635

For the Year ended December 31, 2006 Allowance for doubtful accounts	$3,650	$—	$10,893	$12,290	$(20,170)	$6,663

For the Three Months ended December 31, 2005 Allowance for doubtful accounts	$3,653	$—	$1,660	$2,862	$(4,525)	$3,650

For the Year ended September 30, 2005 Allowance for doubtful accounts	$1,217	$1,388	$2,139	$6,950	$(8,041)	$3,653

(a)
Other consists of increases to the allowance for doubtful accounts recorded as a reduction of revenue.

(18) Quarterly Results of Operations (Unaudited) (In thousands, except per share data):

	Quarter
	1st	2nd	3rd	4th
Year Ended December 31, 2007
Total revenue	$120,853	$133,233	$142,077	$141,923
Operating income (loss)	(12,733)	(5,685)	6,566	4,586
Net loss	(19,143)	(43,644)	(2,404)	(4,140)
Basic and diluted net loss per share	(1.13)	(2.58)	(0.14)	(0.24)
Year Ended December 31, 2006
Total revenue	$112,485	$120,373	$126,606	$132,957
Operating loss	(10,095)	(3,785)	(109)	(5,567)
Net loss	(17,000)	(10,374)	(6,683)	(11,982)
Basic and diluted net loss per share	(1.02)	(0.62)	(0.40)	(0.72)

(19) Subsequent Events

        On March 3, 2008, the Company amended its affiliation agreements between Sprint PCS and each of iPCS Wireless, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, and entered into a Limited Waiver and Consent Agreement granting Sprint a limited waiver with respect to certain provisions of the Company's July 2005 Forbearance Agreement with Sprint.

        The amendments to the Company's affiliation agreements with Sprint PCS resolve some of the ongoing operational and economic disputes between the parties, including the Company's arbitration of Sprint's proposed service bureau fees and the Company's disagreement with respect to Sprint's proposed reciprocal roaming rates, as well as disputed amounts relating to the settlement of data roaming expenses between the parties beginning in April 2007. The amendments do not address the Company's ongoing litigation with Sprint regarding Sprint's 2005 merger with Nextel, which includes

Sprint's currently pending appeal of the 2006 Illinois circuit court ruling that Sprint must cease owning, operating and managing the Nextel wireless network in iPCS Wireless's territory.

        Below is a description of the material terms and provisions of the amendments:

  •
  New rates for the back-office services that Sprint provides to the Company were set through 2010. The new CCPU rates are $6.50 for 2008 (retroactive to January 1, 2008), $6.15 for 2009 and $5.85 for 2010, in each case subject to reduction as described below. The new CPGA rate is $19.00 for 2008-2010 (retroactive to January 1, 2008). The rates that the Company paid to Sprint in 2007 for these services were not changed. The Company may elect to discontinue receiving customer care services or billing services or both upon 180 days prior written notice to Sprint.

  •
  The CCPU rate in 2008 through 2010 will be reduced from the then current rate by $0.15 if the Company hits certain milestones with respect to its voluntary EV-DO Rev. A deployment. Specifically, the rates set forth above will be reduced by $0.15 from the then current rate when the Company's EV-DO Rev. A deployment covers at least 6.0 million POPs (population); by another $0.15 from the then current rate when the Company covers at least 7.0 million POPs; and by another $0.15 from the then current rate when the Company covers at least 9.0 million POPs. As of December 31, 2007, the Company's EV-DO Rev. A deployment covered approximately 2.5 million POPs.

  •
  New reciprocal roaming rates with Sprint for voice and 2G data were set through 2010. The per-minute rate will be $0.0400 per minute for 2008 (retroactive to January 1, 2008) and 2009 and $0.0380 per minute for 2010. The per-minute voice and 2G data rate for 2007 was not changed.

  •
  From January 1, 2008, through December 31, 2010, 3G data roaming with Sprint will no longer be settled separately. The Company will no longer incur 3G data roaming expense with Sprint, nor will the Company receive 3G data roaming revenue from Sprint; provided, however, that the Company will continue to settle separately 3G data roaming with the other remaining PCS Affiliates of Sprint. Commencing on January 1, 2010, either Sprint or the Company may initiate a review to determine whether the 3G data roaming ratio between Sprint and the Company has changed by more than 20% from the calendar year that is two years prior. If the ratio has changed by more than 20%, then the parties will commence discussions as to whether an appropriate adjustment in other fees can be made to compensate for such change. If the parties cannot agree, then the parties will revert to settling 3G data roaming separately effective January 1 of the year in which such review was initiated. The per-kilobyte 3G data reciprocal roaming rate for 2007 was not changed.

  •
  Sprint will make available to the Company, and will migrate the subscribers based in the Company's territory to, Sprint's new billing and customer care platform, "Ensemble," as early as March 2008.

  •
  The parties agreed to a framework for the potential deployment of high performance push-to-talk CDMA service, known as Q-Chat® technology, in the Company's territory. When Sprint is prepared to launch Q-Chat service, the Company may, but is not required to, launch Q-Chat service in its markets. If the Company elects to launch Q-Chat, it may only do so in groupings of its markets where the Company has achieved EV-DO Rev. A coverage requirements determined by reference to Sprint's iDEN subscriber usage. The first grouping of markets will be the Grand Rapids, Michigan, markets. The Company will have the right to use the Nextel Direct Connect® brand or such other brand selected by Sprint in connection with the offering of Q-Chat.

  •
  Sprint will use commercially reasonable efforts to afford to the Company the right to offer Boost branded CDMA products and services in the Company's territory. If the parties are unable to reach agreement within 120 days, Sprint will permit the Company to offer an independent wireless prepaid plan in the Company's territory, subject to certain limitations.

  •
  The parties agreed to brand usage at NASCAR races and other related events held in the Company's territory.

  •
  Sprint will have the right to install an integrated wireless solution for a large national customer of Sprint at several facilities located in the Company's territory.

  •
  The parties have agreed to dismiss the ongoing arbitration proceedings between them relating to the establishment of fees for the CCPU rate and the CPGA rate, as well as the dispute regarding the reciprocal roaming rates. Additionally, Sprint has agreed to drop its formal dispute regarding data roaming expenses settled between the parties beginning in April 2007.

        In connection with the amendments to the Company's affiliation agreements with Sprint PCS, Sprint and the Company also entered into a Limited Waiver and Consent Agreement pursuant to which the Company waived various provisions of the Forbearance Agreement, including restrictions that would have restricted the Ensemble rollout and prevented the installation of the integrated wireless solution at certain facilities located in the Company's territory. The Forbearance Agreement was entered into by the Company and Sprint in July 2005 to outline Sprint's agreement not to take certain actions following Sprint's merger with Nextel.

        In January 2008, the Company awarded to directors and management a total of 10,000 options and 608,500 options, respectively, at fair value prices of $26.98 and $25.29, respectively, which were the fair values on the grant dates. Stock options for directors vest quarterly over one year, and for management vest quarterly over four years. Additionally, in January 2008, the Company awarded to employees 19,705 shares of restricted stock at a fair value price of $25.29, which was the fair value on the grant date. The restricted stock vests in three years.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of iPCS, Inc. (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by iPCS, Inc. on July 1, 2005)
3.2	Amended and Restated Bylaws of iPCS, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 10-QT filed by iPCS, Inc. on February 14, 2006)
3.3	Amendment to the Amended and Restated Bylaws of iPCS, Inc. (Incorporated by reference to Exhibit 99.1 to the Form 8- K filed by iPCS, Inc. on January 4, 2008)
3.4	Certificate of Incorporation of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.4 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)
3.5	Bylaws of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.5 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)
3.6	Certificate of Incorporation of iPCS Equipment, Inc. (Incorporated by reference to Exhibit 3.6 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)
3.7	Bylaws of iPCS Equipment, Inc. (Incorporated by reference to Exhibit 3.7 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)
3.8	Articles of Organization of Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 3.7 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)
3.9	Operating Agreement of Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 3.8 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)
3.10	Articles of Incorporation of Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 3.9 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)
3.11	Regulations of Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 3.10 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)
4.1
Amended and Restated Common Stock Registration Rights Agreement, dated as of June 30, 2005, by and among iPCS, Inc., affiliates of Silver Point Capital, affiliates of AIG Global Investment Corp., the Timothy M. Yager 2001 Trust, Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by iPCS, Inc. on July 1, 2005)
4.2
First Lien Indenture, dated as of April 23, 2007, by and among iPCS, Inc., the Guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.3 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)
4.3
Second Lien Indenture, dated as of April 23, 2007, by and among iPCS, Inc., the Guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.4 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)
4.4
First Lien Registration Rights Agreement, dated as of April 23, 2007, by and among iPCS, Inc., the Guarantors, Banc of America Securities LLC, UBS Securities LLC and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 99.5 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)
4.5
Second Lien Registration Rights Agreement, dated as of April 23, 2007, by and among iPCS, Inc., the Guarantors, Banc of America Securities LLC, UBS Securities LLC and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 99.6 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

4.6
First Lien Security Agreement, dated as of April 23, 2007, made by iPCS, Inc. and the Guarantors in favor of U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 99.7 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)
4.7
Second Lien Security Agreement, dated as of April 23, 2007, made by iPCS, Inc. and the Guarantors in favor of U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 99.8 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)
4.8
Intercreditor Agreement, dated as of April 23, 2007, between U.S. Bank National Association, as first lien collateral agent and U.S. Bank National Association, as second lien collateral agent. (Incorporated by reference to Exhibit 99.9 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)
4.9
First Amendment to the First Lien Security Agreement, dated as of October 10, 2007, made by iPCS, Inc. and the Guarantors in favor of U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by iPCS, Inc. on November 8, 2007)
4.10
First Amendment to the Second Lien Security Agreement, dated as of October 10, 2007, made by iPCS, Inc. and the Guarantors in favor of U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by iPCS, Inc. on November 8, 2007)
10.1	**
Sprint PCS Management Agreement, dated as of January 22, 1999, among WirelessCo, L.P., Sprint Spectrum, L.P., SprintCom, Inc., and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) as amended by Addendum I through Addendum V thereto (Incorporated by reference to Exhibit 10.1 to the Form S-4 filed by iPCS, Inc. on January 9, 2001)
10.2
Addendum VI to Sprint PCS Management Agreement, dated as of February 28, 2001, among Sprint Spectrum, L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.40 to the annual report on Form 10-K filed by iPCS, Inc. on March 29, 2001)
10.3
Addendum VII to Sprint PCS Management Agreement, dated as of August 26, 2002, among Sprint Spectrum, L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.3 to the Form S-4 filed by iPCS, Inc. on August 5, 2004)
10.4
Addendum VIII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as March 26, 2004, among Sprint Spectrum, L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.4 to the Form S-4 filed by iPCS, Inc. on August 5, 2004)
10.5
Amended and Restated Addendum VIII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of November 1, 2004, among Sprint Spectrum, L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by iPCS, Inc. on November 4, 2004)
10.6
Addendum IX to Sprint PCS Management Agreement, dated as of July 28, 2004, among Sprint Spectrum, L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.5 to the Form S-4 filed by iPCS, Inc. on August 5, 2004)
10.7	**
Sprint PCS Services Agreement dated as of January 22, 1999 by and between Sprint Spectrum, L.P. and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) (Incorporated by reference to Exhibits 10.2 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)

10.8	**
Sprint Trademark and Service Mark License Agreement dated as of January 22, 1999 between Sprint Communications Company, L.L.C. and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) (Incorporated by reference to Exhibit 10.3 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)
10.9	**
Sprint Spectrum Trademark and Service Mark License Agreement dated as of January 22, 1999 between Sprint Spectrum L.P. and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) (Incorporated by reference to Exhibit 10.4 to the Form S-4 filed by iPCS, Inc. on December 1, 2000)
10.10	**
Sprint PCS Management Agreement, dated June 8, 1998, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc. (includes Addenda I, II and III) (Incorporated by reference to Exhibit 10.3 to the Form S-4 filed by Horizon PCS, Inc. on December 15, 2000)
10.11	**
Addendum IV to Sprint PCS Management Agreement, dated as of March 16, 2005, by and between Sprint Spectrum L.P., Sprint Communications Company, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.7.1 to the registrations statement on Form S-4 filed by Horizon PCS, Inc. on March 17, 2005)
10.12	**
Addendum V to Sprint PCS Management Agreement, dated as of June 1, 2001, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc. (Incorporated herein by reference to Exhibit 10.3.1 to the Form 10-12G/A filed by Horizon Telcom, Inc. on June 25, 2001)
10.13
Addendum VI to Sprint PCS Management Agreement, dated as of August 20, 2001, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.3.2 to the Form 8-K filed by Horizon PCS, Inc. on August 24, 2001)
10.14
Addendum VII to Sprint PCS Management Agreement, dated as of June 16, 2004, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.3.4 to the annual report on Form 10-K filed by Horizon PCS, Inc. on March 31, 2005)
10.15
Addendum VIII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of March 16, 2005, among Horizon Personal Communications, Inc., SprintCom, Inc., Sprint Spectrum L.P., WirelessCo, L.P., PhillieCo, L.P., APC PCS, LLC and Sprint Communications Company, L.P. (Incorporated by reference to Exhibit 10.3.5 to the Form S-4 filed by Horizon PCS, Inc. on March 17, 2005)
10.16	**
Sprint PCS Services Agreement, dated as of June 8, 1998, by and between Sprint Spectrum, L.P. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.4 to the Form S-4 filed by Horizon PCS, Inc. on December 15, 2000)
10.17
Sprint Trademark and Service Mark License Agreement, dated as of June 8, 1998, by and between Sprint Communications Company, L.P. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.5 to the Form S-4 filed by Horizon PCS, Inc. on December 15, 2000)
10.18
Sprint Spectrum Trademark and Service Mark License Agreement, dated as of June 8, 1998, by and between Sprint Spectrum L.P. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.6 to the Form S-4 filed by Horizon PCS, Inc. on December 15, 2000)

10.19	**
Sprint PCS Management Agreement, dated as of October 13, 1999, by and between Sprint Spectrum, L.P., SprintCom, Inc., Wirelessco, L.P. and Bright Personal Communications Services, LLC (includes Addenda I, II and III) (Incorporated by reference to Exhibit 10.7 to the Form S-4 filed by Horizon PCS, Inc. on December 15, 2000)
10.20
Addendum IV to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of March 16, 2005, by and between Sprint Spectrum L.P., Sprint Communications Company, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.7.1 to the Form S-4 filed by Horizon PCS, Inc. on March 17, 2005)
10.21	**
Sprint PCS Services Agreement, dated as of October 13, 1999, by and between Sprint Spectrum, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.8 to the Form S-4 filed by Horizon PCS, Inc. on December 15, 2000)
10.22
Sprint Trademark and Service Mark License Agreement, dated as of October 13, 1999, by and between Sprint Communications Company, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.9 to the Form S-4 filed by Horizon PCS, Inc. on December 15, 2000)
10.23
Sprint Spectrum Trademark and Service Mark License Agreement, dated as of October 13, 1999, between Sprint Spectrum, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.10 to the Form S-4 filed by Horizon PCS, Inc. on December 15, 2000)
10.24
Master Lease Agreement, dated as of August 31, 2000, between iPCS Wireless, Inc. and Trinity Wireless Towers, Inc. (Incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K filed by iPCS, Inc. on March 29, 2001))
10.25
Master Tower Space Reservation and License Agreement, dated as of July 20, 2002, by and between American Towers, L.P., American Towers, Inc. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.10 to the Form S-4 filed by iPCS, Inc. on August 5, 2004)
10.26	*
First Amendment to Master Tower Space Reservation and License Agreement, dated as of March 20, 2007, by and between American Towers, L.P., American Towers, Inc., iPCS Wireless, Inc. and Horizon Personal Communications, Inc.
10.27	**
Master Site Agreement, dated as of July 1999, by and between SBA Towers, Inc. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.27 to the Form S-4 filed by Horizon PCS on December 15, 2000)
10.28	**
Master Site Agreement, dated as of October 1, 1999, by and between SBA Towers, Inc. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.29 to the Form S-4 filed by Horizon PCS, Inc. on December 15, 2000)
10.29	†	iPCS, Inc. Amended and Restated 2004 Long-Term Incentive Plan, (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by iPCS, Inc. on February 2, 2005)
10.30	†	Horizon PCS, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by iPCS, Inc. on September 28, 2006)
10.31	†	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.17 to the Form S-4 filed by iPCS, Inc. on August 5, 2004)
10.32	†	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to the Form S-4 filed by iPCS, Inc. on August 5, 2004)

10.33	†	Form of Director Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.19 to the Form S-4 filed by iPCS, Inc. on August 5, 2004)
10.34	†
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Employing Stockholder version) (Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by iPCS, Inc. on February 2, 2005)
10.35	†
Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the Horizon PCS, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K filed by Horizon PCS, Inc. on March 31, 2005)
10.36	†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.21 to the Form S-1 filed by iPCS, Inc. on October 5, 2004)
10.37	†*	Form of Restricted Stock Award (Three-year vesting schedule)
10.38	†	Timothy M. Yager's Amended and Restated Stock Unit Agreement, dated as of January 27, 2005 (Incorporated by reference to Exhibit 99.3 to the Form 8-K filed by iPCS, Inc. on February 2, 2005)
10.39	†	Employment Agreement, dated as of August 5, 2005 by and between iPCS Wireless, Inc. and Alan G. Morse (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by iPCS, Inc. on August 11, 2005)
10.40	†*	Agreement and General Release, dated as of February 12, 2007, by and between iPCS Wireless, Inc. and Alan G. Morse
10.41	†*	Amendment to Employment Agreement, dated February 20, 2007, by and between iPCS Wireless, Inc. and Alan G. Morse
10.42	†
Amended and Restated Employment Agreement, dated as of March 7, 2007, by and between Stebbins B. Chandor, Jr. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by iPCS, Inc. on March 13, 2007)
10.43	†
Amended and Restated Employment Agreement by and between iPCS Wireless, Inc. and John J. Peterman, dated as of March 7, 2007 (Incorporated by reference to Exhibit 99.3 to the Form 8-K filed by iPCS, Inc. on March 13, 2007)
10.44	†
Amended and Restated Employment Agreement by and between iPCS Wireless, Inc. and Edmund L. Quatmann, Jr. dated as of March 7, 2007 (Incorporated by reference to Exhibit 99.5 to the Form 8-K filed by iPCS, Inc. on March 13, 2007)
10.45	†
Employment Agreement, dated as of July 17, 2007, by and between Conrad J. Hunter and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by iPCS, Inc. on August 8, 2007)
10.46	†
Amendment to Employment Agreement, dated as of August 6, 2007, by and between Conrad J. Hunter and iPCS, Inc. (Incorporated by reference to Exhibit 99.3 to the Form 8-K filed by iPCS, Inc. on August 8, 2007)
10.47	†*	Amendment to Employment Agreement, dated as of February 22, 2008, between Timothy M. Yager and iPCS, Wireless, Inc.
10.48	†*	Amendment to Employment Agreement, dated as of February 22, 2008, between Stebbins B. Chandor, Jr. and iPCS, Wireless, Inc.
10.49	†*	Amendment to Employment Agreement, dated as of February 22, 2008, between Conrad J. Hunter and iPCS, Wireless, Inc.
10.50	†*	Amendment to Employment Agreement, dated as of February 22, 2008, between Edmund L. Quatmann, Jr. and iPCS, Wireless, Inc.

10.51	†*	Amendment to Employment Agreement, dated as of February 22, 2008, between John J. Peterman and iPCS, Wireless, Inc.
10.52	†*	Summary of iPCS, Inc. Board Compensation
10.53	*
Addendum X to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 3, 2008, among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P and iPCS Wireless, Inc.
10.54	*
Addendum IX to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 3, 2008, among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., PhillieCo, L.P., APC PCS, LLC, Sprint Communications Company L.P. and Horizon Personal Communications, Inc.
10.55	*
Addendum V to Sprint PCS Management Agreement and Services Agreement, dated March 3, 2008, among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P. and Bright Personal Communications Services, LLC
10.56	*
Limited Waiver and Consent Agerement, dated March 3, 2008, by and between Sprint Nextel Corporation, Sprint Spectrum L.P., WirelessCo L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P., Sprint PCS License, L.L.C., iPCS Wireless, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, L.L.C.
21.1	*	Subsidiaries of iPCS, Inc.
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

**
Confidential treatment has been granted on portions of these documents.

†
Indicates management contract or compensatory arrangement.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
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
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO EXHIBITS