Form 10-Q
period 2008-03-31
iPCS, INC
filed 2008-05-08
CIK 1108727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

As of May 2, 2008, there were 17,155,189 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

iPCS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(Dollars in thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007 (a)

Assets
Current Assets:
Cash and cash equivalents	$73,786	$77,599
Accounts receivable, net of allowance for doubtful accounts of $8,779 and $9,635, respectively	28,566	29,774
Receivable from Sprint (Note 3)	38,557	41,509
Inventories, net	7,745	5,277
Assets held for sale (Note 4)	2,350	2,680
Prepaid expenses	6,470	6,792
Other current assets	32	81
Total current assets	157,506	163,712
Property and equipment, net (Note 4)	139,064	128,677
Financing costs, net	7,450	7,794
Deferred customer activation costs	4,658	4,728
Intangible assets, net (Note 5)	97,483	99,777
Goodwill (Note 5)	141,783	141,783
Other assets	343	353
Total assets	$548,287	$546,824

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$4,913	$6,136
Accrued expenses	19,879	14,791
Payable to Sprint (Note 3)	46,874	49,205
Deferred revenue	11,588	11,176
Accrued interest	5,626	6,216
Current maturities of long-term debt and capital lease obligations (Note 6)	32	30
Total current liabilities	88,912	87,554
Deferred customer activation fee revenue	4,658	4,728
Interest rate swap (Note 7)	19,526	11,607
Other long-term liabilities	7,144	7,331
Long-term debt and capital lease obligations, excluding current maturities (Note 6)	475,429	475,438
Total liabilities	595,669	586,658

Commitments and contingencies (Note 11)

Stockholders’ Deficiency:
Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 17,145,045 and 17,112,244 shares issued and outstanding, respectively	171	171
Additional paid-in-capital	163,049	161,072
Accumulated deficiency	(191,076)	(189,470)
Accumulated other comprehensive loss	(19,526)	(11,607)
Total stockholders’ deficiency	(47,382)	(39,834)
Total liabilities and stockholders’ deficiency	$548,287	$546,824

(a)             Derived from the Company’s audited financial statements as of December 31, 2007.

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Revenue:
Service revenue	$92,099	$85,021
Roaming revenue	30,144	32,961
Equipment and other	3,415	2,871
Total revenue	125,658	120,853
Operating Expense:
Cost of service and roaming (exclusive of depreciation and amortization, as shown separately below)	68,184	73,415
Cost of equipment	11,663	13,179
Selling and marketing	17,859	20,574
General and administrative	7,088	6,927
Depreciation (Note 4)	11,661	11,838
Amortization of intangible assets (Note 5)	2,294	7,594
Loss on disposal of property and equipment	10	59
Total operating expense	118,759	133,586
Operating income (loss)	6,899	(12,733)
Interest income	720	1,543
Interest expense	(8,915)	(7,970)
Other income, net	15	17
Loss before provision for income tax	(1,281)	(19,143)
Provision for income tax (Note 8)	325	—
Net loss	$(1,606)	$(19,143)

Basic and diluted loss per share of common stock:
Loss available to common stockholders	$(0.09)	$(1.13)

Weighted average common shares outstanding	17,136,043	16,873,857

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net loss	$(1,606)	$(19,143)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of property and equipment	10	59
Depreciation and amortization	13,955	19,432
Non-cash interest expense, net of amortization of debt fair value adjustment	344	(162)
Stock-based compensation expense	1,841	1,913
Provision for doubtful accounts	5,384	2,651
Changes in assets and liabilities:
Accounts receivable	(4,176)	(2,013)
Receivable from Sprint	2,952	10,389
Inventories, net	(2,467)	(1,068)
Prepaid expenses, other current and long-term assets	451	(1,235)
Accounts payable, accrued expenses and other long-term liabilities	(4,218)	(3,237)
Payable to Sprint	(2,331)	(7,626)
Deferred revenue	341	684
Net cash flows provided by operating activities	10,480	644
Cash Flows from Investing Activities:
Purchases of property and equipment	(14,406)	(7,262)
Proceeds from disposition of property and equipment	19	3
Net cash flows used in investing activities	(14,387)	(7,259)
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	137	1,720
Payments on capital lease obligations	(7)	(6)
Payment of special cash dividend	(36)	—
Net cash flows provided by financing activities	94	1,714
Net decrease in cash and cash equivalents	(3,813)	(4,901)
Cash and cash equivalents at beginning of period	77,599	120,499
Cash and cash equivalents at end of period	$73,786	$115,598

Supplemental disclosure of cash flow information - cash paid for interest	$9,375	$7,109
Supplemental disclosure for non-cash investing activities:
Capitalized interest	$239	$196
Accounts payable and accrued expenses incurred for the acquisition of property, equipment and construction in progress	8,542	1,631

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Business and Basis of Presentation

iPCS, Inc. (the “Company” or “iPCS”) is a holding company that operates as a PCS Affiliate of Sprint through three wholly owned subsidiaries: iPCS Wireless, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC. Each of these subsidiaries is a party to separate affiliation agreements with Sprint PCS, the operator of a 100% digital personal communications service (“PCS”) wireless network with licenses to provide voice and data service to the entire United States population.  These affiliation agreements, as amended, grant iPCS the exclusive right to sell wireless mobility communications network products and services under the Sprint brand in 81 markets including markets in Illinois, Indiana, Iowa, Michigan, Pennsylvania, Ohio, Maryland, Nebraska, New York, New Jersey, Tennessee and West Virginia.

The unaudited consolidated balance sheets as of March 31, 2008 and December 31, 2007, the unaudited consolidated statements of operations for the three months ended March 31, 2008 and 2007, the unaudited consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2008 are not indicative of the results that may be expected for the full year 2008.

(2)  Summary of Significant Accounting Policies

Loss Per Share

Basic and diluted loss per share for the Company are calculated by dividing the net loss by the weighted average number of shares of common stock of the Company. The calculation was made in accordance with SFAS No. 128, “Earnings Per Share.” The basic and diluted loss per share are the same because the inclusion of the incremental potential shares of common stock from any assumed exercise of stock options is antidilutive. Potential shares of common stock excluded from the loss per share computations for each of the three months ended March 31, 2008 and 2007 were 1,464,919 and 742,616, respectively.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB released FASB Staff Position, (FSP) SFAS 157-2—Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company adopted SFAS 157 as it applies to financial assets and liabilities as of January 1, 2008.  The Company does not anticipate that the implementation of SFAS 157, as it relates to non-financial assets and liabilities will have a material impact on its financial position, results of operations and cash flows.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain assets and liabilities at fair value, including certain of the Company’s money market funds, commercial paper and interest rate swap.

The Company’s fair value measurements in connection with the Company’s adoption of SFAS 157 were as follows as of March 31, 2008 and are based on Level 2 inputs (in thousands):

Money market funds	$2,320
Commercial paper	$53,155
Interest rate swap	$19,526

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, SFAS 141R amends FASB SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. SFAS 141R is effective for the Company for any business combinations with an acquisition date on or after January 1, 2009. The Company will apply the provisions of SFAS 141R to any business combinations within the scope of SFAS 141R after its effective date.

 (3)  Sprint Agreements

Each of iPCS Wireless, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC has entered into a set of affiliation agreements with Sprint. Under these agreements, which have been amended from time to time, most recently on March 3, 2008, Sprint provides the Company significant support services such as customer service, billing, long distance transport services, national network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution and product development.

The costs incurred by the Company for the support services provided by Sprint are determined on a per average monthly cash cost per user (“CCPU”) rate and on a monthly cost per gross addition (“CPGA”) rate. For 2007, the CCPU rate was $7.50 and the CPGA rate was $20.00. For 2008, the CCPU rate is $6.50, subject to adjustment as described below, and the CPGA rate is $19.00.

The CCPU rate in 2008 will be reduced from the then current rate by $0.15 if the Company hits certain milestones with respect to its voluntary deployment of EV-DO Rev. A, the most recent version of the further evolution of code division multiple access (“CDMA”) high-speed data technology called Evolution Data Optimized (“EV-DO”). Specifically, the CCPU rates set forth above will be reduced by $0.15 from the then current rate when the Company’s EV-DO Rev. A deployment covers at least 6.0 million in population (“POPs”); by another $0.15 from the then current rate when the Company covers at least 7.0 million POPs; and by another $0.15 from the then current rate when the Company covers at least 9.0 million POPs. As of March 31, 2008, the Company’s EV-DO Rev. A deployment covered approximately 2.6 million POPs.

The Company receives roaming revenue when subscribers of Sprint and other PCS Affiliates of Sprint incur minutes of use in the Company’s territories, and the Company incurs expense to Sprint and to other PCS Affiliates of Sprint when its subscribers incur minutes of use in the territories of Sprint and other PCS Affiliates of Sprint. Prior to January 1, 2008, the Company settled voice and 2G data roaming and 3G data roaming separately with Sprint and the other remaining PCS Affiliates of Sprint.  Effective January 1, 2008, 3G data roaming is no longer settled separately with Sprint; however, the Company continues to settle 3G data roaming separately with the other remaining PCS Affiliates of Sprint. For 2007, reciprocal roaming rates were $0.0403 per minute for voice and 2G data, excluding certain markets as described below, and $0.0010 per kilobyte for 3G data. For 2008, reciprocal roaming rates are $0.0400 per minute for voice and 2G data, excluding certain markets as described below, and $0.0003 per kilobyte for 3G data.

With respect to certain of the Company’s markets in western and eastern Pennsylvania, the Company receives the benefit of a special reciprocal rate for voice and 2G data of $0.10 per minute. This special rate will terminate, with respect to each of these two sets of markets, on the earlier of December 31, 2011 or the first day of the calendar month which follows the first calendar quarter during which the Company achieves a subscriber penetration rate of at least 7% of the Company’s covered populations in those markets.  The Company does not anticipate reaching a 7% subscriber penetration rate in these markets in the foreseeable future.

The Company’s affiliation agreements with Sprint also provide the Company with protective rights to decline to implement certain future program requirement changes that Sprint proposes that would adversely affect the Company’s business. The Company also has a right of first refusal to build out new coverage within the Company’s territory. If the Company does not exercise this right, then Sprint may build out the new coverage, or may allow another PCS affiliate of Sprint to do so, in which case Sprint has the right to manage the new coverage.

Roaming expense is recorded in cost of service and roaming within the statements of operations. Cost of service and roaming transactions with Sprint include the 8% affiliation fee, long distance, roaming expense, billing support and customer care support. Cost of equipment relates to inventory sold by the Company that was purchased from Sprint under the Company’s affiliation agreements with Sprint. Selling and marketing transactions relate to subsidized costs on wireless handsets and commissions under Sprint’s national distribution program.

For the three months ended March 31, 2008 and 2007, approximately 97% and 98%, respectively, of the Company’s revenue was derived from data provided by Sprint.  For the three months ended March 31, 2008 and 2007, approximately 59% and 68%, respectively, of the Company’s cost of service and roaming was derived from data provided by Sprint.  The Company reviews all charges from Sprint and can dispute certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint can charge the Company for certain expenses under the terms of the Sprint affiliation agreements.

Amounts relating to the Sprint affiliation agreements for the three months ended March 31, 2008 and 2007 and as of March 31, 2008 and December 31, 2007 are as follows (in thousands):

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Amounts included in the Consolidated Statements of Operations:
Service revenue	$92,099	$85,021
Roaming revenue	$30,144	$32,961
Cost of service and roaming:
Roaming	$16,526	$24,204
Customer service	13,280	13,764
Affiliation fees	6,850	6,701
Long distance	3,334	3,249
Other	(25)	1,756
Total cost of service and roaming	$39,965	$49,674
Cost of equipment	$11,663	$13,179
Selling and marketing	$2,525	$5,433

	March 31, 2008	December 31, 2007
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$38,557	$41,509
Payable to Sprint	46,874	49,205

(4)  Property and Equipment

Property and equipment consists of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Network assets	$237,170	$232,874
Land	114	114
Building	1,566	1,566
Computer equipment	5,348	5,043
Furniture, fixtures, and office equipment	8,200	8,086
Vehicles	2,226	2,167
Construction in progress	33,842	16,983
Total property and equipment	288,466	266,833
Less accumulated depreciation and amortization	(149,402)	(138,156)
Total property and equipment, net	$139,064	$128,677

The Company has engaged independent agents to sell remaining Motorola equipment which was replaced with Nortel equipment. The Company carries these assets as Assets held for sale and, during the three months ended March 31, 2008, recognized a $0.3 million impairment charge related to these assets to reduce the carrying value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The impairment charge is included in Depreciation and the reduction in carrying value records these assets at fair value less costs to sell in anticipation of their future sale.

(5)  Intangible Assets and Goodwill

Goodwill, totaling $141.8 million, represents the excess of purchase price over the fair value of the net assets acquired, including identifiable intangible assets.  Goodwill is not deductible for income taxes.

Intangible assets represent the values assigned to the Company’s customer base, the right to provide service under the Sprint affiliation agreements and an FCC license for a small market in Ohio.

The intangible assets relating to the customer base were amortized over the estimated average life of a customer of 30 months.  The intangible asset related to the iPCS Wireless customer base was fully amortized as of December 31, 2006.  The intangible asset related to the Horizon and Bright customer bases was fully amortized as of December 31, 2007.  The intangible assets relating to the right to provide service under the Sprint affiliation agreements are being amortized over the remaining term of the respective agreements. The FCC license was determined to have an indefinite life as it is expected to be renewed with minimal effort and cost.  This FCC license is for sale; however, the Company believes the sale of this asset is unlikely within the next year.

The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$300	$—	$300
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(29,338)	97,183
Customer base	30 months	71,956	(71,956)	—
	117 months	$198,777	$(101,294)	$97,483

	December 31, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$300	$—	$300
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(27,044)	99,477
Customer base	30 months	71,956	(71,956)	—
	117 months	$198,777	$(99,000)	$99,777

The amortization expense for the three months ended March 31, 2008 and 2007 was $2.3 million and $7.6 million, respectively.  Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year Ended December 31
2008	$9,176
2009	9,176
2010	9,176
2011	9,176
2012	9,176
Thereafter	53,597
Total	$99,477

(6) Long-Term Debt

Long-term debt consists of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
First lien senior secured floating rate notes	$300,000	$300,000
Second lien senior secured floating rate notes	175,000	175,000
Capital lease obligations	461	468
Total long-term debt and capital lease obligations	475,461	475,468
Less: current maturities	(32)	(30)
Long-term debt and capital lease obligations, excluding current maturities	$475,429	$475,438

                                                First Lien and Second Lien Senior Secured Floating Rate Notes

The Company has outstanding $475.0 million in aggregate principal amount of senior secured notes, consisting of $300.0 million in aggregate principal amount of First Lien Senior Secured Floating Rate Notes due 2013 (“First Lien Notes”) and $175.0 million in aggregate principal amount of Second Lien Senior Secured Floating Rate Notes due 2014 (“Second Lien Notes” and together with the First Lien Notes, the “Secured Notes”).

The Secured Notes are senior secured obligations of the Company and are unconditionally guaranteed on a senior secured basis by all the Company’s existing and future domestic restricted subsidiaries. The First Lien Notes are secured by a first priority security interest, subject to permitted liens, in substantially all of the Company and its subsidiary guarantor assets, including, but not limited to: (1) all the capital stock of each restricted subsidiary owned by the Company, or any subsidiary guarantor; (2) all deposit accounts, security accounts, accounts receivable, inventory, investment property, inter-company notes, general intangible assets, equipment, instruments, contract rights, chattel paper, promissory notes and leases; (3) all fixtures; (4) patents, trademarks, copyrights and other intellectual property; and (5) all proceeds of, and all other amounts arising from, the collection, sale, lease, exchange, assignment, licensing, or other disposition or realization of the foregoing assets (collectively the “Collateral”); provided that the security documents provide that a portion of the capital stock of any subsidiary shall automatically be deemed released from, and not to have been a part of, the Collateral to the extent necessary so as not to require the preparation and filing with the SEC of separate audited financial statements of such subsidiary pursuant to Rule 3-16 of the SEC’s accounting rules and regulations. The Second Lien Notes are secured by a second priority security interest, subject to permitted liens, in the Collateral.

The indentures governing the Secured Notes contain covenants which restrict the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, merge, pay dividends, dispose of its assets, and certain other matters as defined in the indentures.

Interest on the First Lien Notes accrues at an annual rate equal to three-month LIBOR plus 2.125% and is payable quarterly in cash on February 1, May 1, August 1 and November 1 of each year. Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 3.25% and is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The Company may elect to pay interest on the Second Lien Notes entirely in cash or entirely by increasing the principal amount of the Second Lien Notes (“PIK Interest”). PIK Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 4.0%. For the year ended December 31, 2007, the Company paid all of its interest relating to the Second Lien Notes in cash. Three-month LIBOR for the Secured Notes resets on February 1, May 1, August 1 and November 1 of each year and was 3.24% on March 31, 2008. On May 1, 2008, three-month LIBOR for the Secured Notes was 2.87%.

$165.0 Million 11 1/2% Senior Notes

The offering of 11 1/2% senior notes closed on April 30, 2004 in connection with the Company’s reorganization in that same year. The Company repurchased all of its outstanding 11 1/2% senior notes with the proceeds of its Secured Notes offering in April 2007.

$125.0 Million 11 3/8% Senior Notes

In connection with the merger with Horizon PCS in 2005, iPCS, Inc. assumed the obligations for the $125.0 million of 11 3/8% senior notes previously issued by Horizon PCS as part of Horizon PCS’s plan of reorganization. The allocation of the purchase price resulted in an increase of the value of the 11 3/8% senior notes of approximately $14.7 million, which was recorded as long-term debt in the Consolidated Balance Sheets. This amount was to be amortized over the remaining life of the senior notes as a reduction to interest expense. For the three months ended March 31, 2007, the reduction to interest expense was approximately $0.5 million. This amortization did not increase the principal amount due to the senior note holders or reduce the amount of interest owed to the senior note holders.

With the proceeds of its Secured Notes offering in April 2007, the Company repurchased all of its outstanding 11 3/8% senior notes and reduced the unamortized balance of the fair value adjustment for the 11 3/8% senior notes to zero.

                                                Capital Lease Obligations

Interest on capital lease obligations are all at fixed rates, which, on a weighted average basis, approximated 12.4% per annum at March 31, 2008.

 (7)  Interest Rate Swap

On July 20, 2007, the Company entered into an interest rate swap agreement for a notional amount of $300.0 million associated with the interest on the Company’s First Lien Notes effective August 1, 2007 for a period of three years. Under this agreement, the Company receives interest at a floating rate of three-month LIBOR and pays interest at a fixed rate of 5.34%, resulting in an effective rate in relation to the First Lien Notes of 7.47% throughout the term of the swap. The interest rate swap has been designated as a cash flow hedge. The fair value of the interest rate swap is recorded in Stockholders’ Deficiency under Accumulated other comprehensive loss, net of applicable income taxes.

As of March 31, 2008 and December 31, 2007, the fair value of the swap was approximately $19.5 million and $11.6 million, respectively, and is recorded on the consolidated balance sheet as a long-term liability and in Accumulated other comprehensive loss. The change in fair value of the swap for the three months ended March 31, 2008 was $7.9 million. No component of the interest rate swap is excluded from the assessment of effectiveness and no ineffectiveness has been recognized on the swap since inception.

The amount of loss recorded in Accumulated other comprehensive loss at March 31, 2008 that is expected to be reclassified to interest expense in the next twelve months if interest rates underlying the Company’s fair value calculations remain unchanged is approximately $9.1 million.

 (8)  Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three months ended March 31, 2008 and 2007 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is considered more likely than not that these benefits will not be realized due to the Company’s losses since inception.  The current year tax provision relates to state income taxes which are estimated based upon the taxable income generated in each state.

(9)  Stock-Based Compensation

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

iPCS Plan.  Under the iPCS Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards and cash incentive awards. The stock options and restricted stock awarded to date under the iPCS Plan have a ten-year life with vesting on a quarterly basis over four years for employees, vesting over one year for directors, and, with respect to the 2008 award of restricted stock to certain employees, cliff vesting at the end of three years.  The total number of shares that may be awarded under the iPCS Plan is 2,092,630 shares of common stock, of which amount, 3,225 shares remain available for awards as of March 31, 2008.  The Company has submitted a proposal to stockholders to increase the number of shares available for grant under the iPCS Plan by 600,000 shares to be voted on at the annual stockholders’ meeting on May 22, 2008.

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

During the three months ended March 31, 2008, the Company awarded 628,500 stock options to management and the board of directors at exercise prices between $16.77 and $26.98, which were the closing prices on the date of grants.  The fair value of each grant is estimated at the grant date using the Black Scholes option pricing method.  The table below outlines the assumptions used for the options granted during the three months ended March 31, 2008:

	For the Three Months Ended March 31, 2008
	Range	Weighted Average
Risk free interest rate	2.62% to 3.27%	3.24%
Volatility		38.00%
Dividend yield		0.00%
Expected life in years		5.95
Fair value price		$10.53

The Company uses the simplified method for calculating the expected life for stock options in place of using historical exercise data.  The Company’s stock has been publicly traded since August 2004 and the Company cannot provide a reasonable basis upon which to estimate the expected term of options granted.  Additionally, the types of employees that received stock option grants have varied during this same period and also cannot provide a reasonable basis upon which to estimate the expected term of options granted.

The following table shows stock-based compensation expense by type of share-based award for the three months ended March 31, 2008 and 2007 included in the consolidated statements of operations (in thousands):

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Restricted stock	$280	$201
Amortization of deferred compensation of stock option awards	—	207
Fair value of stock option awards	1,099	862
Fair value expense of stock option modifications	—	643
Fair value expense of stock option modifications related to special cash dividend	462	—
Total stock-based compensation	$1,841	$1,913

The following table shows the total remaining unrecognized compensation cost related to: restricted stock grants, and fair value expense of stock option awards; as well as the weighted average remaining required service period over which such costs will be recognized:

	Total Remaining Unrecognized Compensation Cost (in millions)	Weighted Average Remaining Required Service Period (in years)
Restricted stock	$2.9	2.82
Fair value expense of stock option awards	11.4	3.27

Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Cost of service and roaming	$163	$88
Selling and marketing	213	147
General and administrative	1,465	1,678
Total stock-based compensation	$1,841	$1,913

The following is a summary of options outstanding and exercisable at March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2007	851,431	$22.01
Granted	628,500	25.18
Exercised	(13,096)	10.45
Forfeited	(1,916)	38.47
Outstanding at March 31, 2008	1,464,919	$23.45	8.52	$6,069
Exercisable at March 31, 2008	616,412	$18.26	7.25	$5,378

The following is a summary of restricted shares for the three months ended March 31, 2008:

	Shares	Weighted Average Fair Value Price
Restricted shares at December 31, 2007	62,836	$43.47
Granted	19,705	25.29
Vested	(5,852)	(40.71)
Restricted shares at March 31, 2008	76,689	$39.01

(10)  Comprehensive Loss

Comprehensive loss, which includes all changes in the Company’s equity during the period except transactions with stockholders, consisted of the following for the three months ended March 31, 2008 and 2007 (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Net loss	$(1,606)	$(19,143)
Other comprehensive loss — Hedge loss (a)	(7,919)	—
Comprehensive loss	$(9,525)	$(19,143)

(a)                                  No benefit for income tax has been recorded for the three months ended March 31, 2008, as the deferred asset generated, primarily from the temporary differences relating to the Company’s net operating loss, was offset by a full valuation allowance because it is considered more likely than not that these benefits will not be recognized due to the Company’s losses since inception.

(11)  Commitments and Contingencies

(a)  Commitments

On December 29, 2006, the Company signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling $17.1 million in aggregate. As of March 31, 2008, the Company has paid $12.0 million of the $17.1 million of commitments and has received equipment totaling $17.1 million. The remaining $5.1 million is expected to be paid in the second quarter of 2008.

(b)  FCC Licenses

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

(c)  Litigation and Arbitration

Sprint/Nextel Merger Litigation.  On July 15, 2005, the Company’s wholly owned subsidiary, iPCS Wireless, Inc., filed a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois. The complaint alleged, among other things, that Sprint’s conduct following the consummation of the merger between Sprint and Nextel, would breach Sprint’s exclusivity obligations to iPCS Wireless under its affiliation agreements with Sprint PCS. On August 14, 2006, the Circuit Court issued its decision and on September 20, 2006, the Circuit Court issued a final order effecting its decision. The final order provides that:

•                  Within 180 days of the date of the final order, Sprint and those acting in concert with it must cease owning, operating, and managing the Nextel wireless network in iPCS Wireless’s territory.

•                  Sprint shall continue to comply with all terms and conditions of the Forbearance Agreement between us and Sprint setting forth certain limitations on Sprint’s operations post-merger with Nextel.

On September 28, 2006, Sprint appealed the ruling to the Appellate Court of Illinois, First Judicial District, and, at Sprint’s request, the Circuit Court’s ruling was stayed by the Appellate Court pending the appeal. On March 31 2008, the Appellate Court unanimously affirmed the 2006 Circuit Court decision.  On May 5, 2008, Sprint filed a petition for leave to appeal with the Supreme Court of Illinois.  The Circuit Court’s final order remains stayed pending the conclusion of the appeals process.

Sprint Arbitration.  In December 2006, the Company initiated arbitration against Sprint with respect to Sprint’s proposed rates for providing back-office services to the Company for the three-year period commencing on January 1, 2007. On March 3, 2008, pursuant to the amendments to the affiliation agreements signed between them, the Company and Sprint PCS agreed to dismiss the ongoing arbitration between them relating to these back-office services rates.

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

 (12) Consolidating Financial Information

The Secured Notes are fully, unconditionally and joint and severally guaranteed by the Company’s domestic restricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., Bright PCS Holdings, Inc. and Bright Personal Communications Services, LLC, which are 100% owned subsidiaries of iPCS, Inc (see Note 6). The following consolidating financial information for iPCS, Inc. as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 is presented for iPCS, Inc. and the Company’s guarantor subsidiaries (in thousands):

Condensed Consolidating Balance Sheet

As of March 31, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$73,786	$—	$73,786
Other current assets	498,220	318,520	(733,020)	83,720
Total current assets	498,220	392,306	(733,020)	157,506
Property and equipment, net	—	139,064	—	139,064
Intangible assets, net	—	239,266	—	239,266
Other noncurrent assets	7,450	5,001	—	12,451
Investment in subsidiaries	182,943	—	(182,943)	—
Total assets	$688,613	$775,637	$(915,963)	$548,287
Current liabilities	$241,179	$580,753	$(733,020)	$88,912
Long-term debt	475,000	429	—	475,429
Other long-term liabilities	19,816	11,512	—	31,328
Total liabilities	735,995	592,694	(733,020)	595,669
Stockholders’ equity (deficiency)	(47,382)	182,943	(182,943)	(47,382)
Total liabilities and stockholders’ equity (deficiency)	$688,613	$775,637	$(915,963)	$548,287

Condensed Consolidating Balance Sheet

As of December 31, 2007

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$77,599	$—	$77,599
Other current assets	484,914	310,653	(709,454)	86,113
Total current assets	484,914	388,252	(709,454)	163,712
Property and equipment, net	—	128,677	—	128,677
Intangible assets, net	—	241,560	—	241,560
Other noncurrent assets	7,794	5,081	—	12,875
Investment in subsidiaries	186,048	—	(186,048)	—
Total assets	$678,756	$763,570	$(895,502)	$546,824
Current liabilities	$231,657	$565,351	$(709,454)	$87,554
Long-term debt	475,000	438	—	475,438
Other long-term liabilities	11,933	11,733	—	23,666
Total liabilities	718,590	577,522	(709,454)	586,658
Stockholders’ equity (deficiency)	(39,834)	186,048	(186,048)	(39,834)
Total liabilities and stockholders’ equity (deficiency)	$678,756	$763,570	$(895,502)	$546,824

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$125,658	$—	$125,658
Cost of revenue	—	79,847	—	79,847
Selling and marketing	—	17,859	—	17,859
General and administrative	712	6,376	—	7,088
Depreciation and amortization	—	13,955	—	13,955
Gain (loss) on disposal of property and equipment, net	—	10	—	10
Total operating expense	712	118,047	—	118,759
Other, net	2,211	(10,391)	—	(8,180)
Loss in subsidiaries	(3,105)	—	3,105	—
Loss before provision for income tax	(1,606)	(2,780)	3,105	(1,281)
Provision for income tax	—	325	—	325
Net loss	$(1,606)	$(3,105)	$3,105	$(1,606)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2007

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$120,853	$—	$120,853
Cost of revenue	—	86,594	—	86,594
Selling and marketing	—	20,574)	—	20,574
General and administrative	549	6,378	—	6,927
Depreciation and amortization	—	19,432	—	19,432
Gain (loss) on disposal of property and equipment, net	—	59	—	59
Total operating expense	549	133,037	—	133,586
Other, net	(4,968)	(1,442)	—	(6,410)
Loss in subsidiaries	(13,626)	—	13,626	—
Loss before provision for income tax	(19,143)	(13,626)	13,626	(19,143)
Provision for income tax	—	—	—	—
Net loss	$(19,143)	$(13,626)	$13,626	$(19,143)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$(101)	$10,581	$—	$10,480
Investing activities	—	(14,387)	—	(14,387)
Financing activities	101	(7)	—	94
Net decrease in cash and cash equivalents	—	(3,813)	—	(3,813)
Cash and cash equivalents at beginning of period	—	77,599	—	77,599
Cash and cash equivalents at end of period	$—	$73,786	$—	$73,786

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$—	$644	$—	$644
Investing activities	—	(7,259)	—	(7,259)
Financing activities	—	1,714	—	1,714
Net decrease in cash and cash equivalents	—	(4,901)	—	(4,901)
Cash and cash equivalents at beginning of period	—	120,499	—	120,499
Cash and cash equivalents at end of period	$—	$115,598	$—	$115,598

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements about future events and expectations that are “forward-looking statements.” These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative use of these terms or other comparable terminology. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include:

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

•                  the impact and final outcome of our litigation with Sprint regarding its merger with Nextel, including the scope of our exclusivity, and Sprint’s plans for the Nextel business going forward;

•                  changes in Sprint’s affiliation strategy as a result of Sprint’s merger with Nextel and Sprint’s acquisition of other PCS Affiliates of Sprint;

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

•                  changes in government regulation;

•                  changes in the relative attractiveness of Sprint PCS’s phones, pricing plans, customer service and coverage as well as the market’s overall perception of the Sprint PCS brand;

•                  our subscriber credit quality;

•                  the potential for us to experience a continued high rate of subscriber turnover;

•                  inaccuracies or delays in our financial information provided to us by Sprint PCS;

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

Definitions of Operating Metrics

In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we provide certain financial measures that are calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and as adjusted to GAAP (“non-GAAP”) to assess our financial performance. In addition, we use certain non-financial terms that are not measures of financial performance under GAAP. Terms such as net subscriber additions and churn are terms used in the wireless telecommunications industry. The non-GAAP financial measures of average revenue per user (“ARPU”) and cost per gross addition (“CPGA”) reflect standard measures of performance commonly used in the wireless telecommunications industry. The non-financial terms and the non-GAAP measures reflect wireless telecommunications industry conventions and are commonly used by the investment community for comparability purposes. The non-GAAP financial measures included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are reconciled below in “Reconciliation of Non-GAAP Financial Measures” and, together with the non-financial terms, are summarized as follows:

•                  Gross subscriber additions for the period represent the number of new activations during the period.

•                  Net subscriber additions for the period represented is calculated as the gross subscribers additions  in the period less the number of subscribers deactivated plus the net subscribers transferred in or out of our markets during the period.

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

Business Overview

As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in 81 markets including markets in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. The territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our PCS network is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, co-branded dealers, major national retailers and local third party distributors. As of March 31, 2008, our licensed territory had a total population of approximately 15.1 million residents, of which our wireless network covered approximately 12.0 million residents, and we had approximately 640,600 subscribers.

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

We have been, and continue to be, engaged in litigation with Sprint regarding its merger with Nextel.  Sprint’s operation of the legacy Nextel business in our territory must comply with the ruling of the Delaware Court of Chancery.  The favorable ruling we received from the Illinois Circuit Court requiring Sprint to cease owning, operating and managing the Nextel wireless network in iPCS Wireless’s territory has been “stayed” pending Sprint’s appeal.  We do not know the final outcome of our litigation against Sprint. If we do not prevail, Sprint may engage in conduct that has a material adverse effect on our business and operations. If we do prevail, we do not know Sprint’s intentions for complying with the Circuit Court’s order and its impact on our business. We intend to continue to enforce our rights to the fullest extent, but there is no assurance that we will prevail.  For a detailed discussion of our litigation with Sprint, see “—Commitments and Contingencies” below.

On March 3, 2008, we amended our affiliation agreements with Sprint PCS. These amendments resolve some of the ongoing operational disputes between the parties, including our arbitration of Sprint’s proposed CCPU and CPGA fees and our disagreement with respect to Sprint’s proposed reciprocal roaming rates, as well as disputed amounts related to the settlement of 3G data roaming expenses between the parties beginning in April 2007. The new rates provided for in the amendments were made effective January 1, 2008. The amendments do not address our ongoing Illinois litigation with Sprint.

The costs we incur for the support services provided by Sprint are determined on a per average monthly cash cost per user (“CCPU”) rate and on a monthly cost per gross addition (“CPGA”) rate. Pursuant to the recent amendments of our affiliation agreements with Sprint PCS, the rates through 2010 are as follows:

Year	CCPU		CPGA
2007	$7.50		$20.00

2008	$6.50	*	$19.00

2009	$6.15	*	$19.00

2010	$5.85	*	$19.00

*                                          Subject to adjustment as described below.

Beginning on January 1, 2011, the rates will be reset each year based on the amount necessary to recover Sprint PCS’s reasonable costs for providing these services to us and the other PCS Affiliates of Sprint.

The CCPU rate in 2008 through 2010 will be reduced from the then current rate by $0.15 if we hit certain milestones with respect to our voluntary deployment of EV-DO Rev. A, the most recent version of the further evolution of code division multiple access (“CDMA”) high-speed data technology called Evolution Data Optimized (“EV-DO”). Specifically, the CCPU rates set forth above will be reduced by $0.15 from the then current rate when our EV-DO Rev. A deployment covers at least 6.0 million in population (“POPs”), by another $0.15 from the then current rate when we cover at least 7.0 million POPs; and by another $0.15 from the then current rate when we cover at least 9.0 million POPs. As of March 31, 2008, our EV-DO Rev. A deployment covered approximately 2.6 million POPs.

We receive roaming revenue when subscribers of Sprint and other PCS Affiliates of Sprint incur minutes of use in our territories, and we incur expense to Sprint and to other PCS Affiliates of Sprint when our subscribers incur minutes of use in the territories of Sprint and other PCS Affiliates of Sprint. Prior to January 1, 2008, we settled voice and 2G data roaming and 3G data roaming separately with Sprint and the other remaining PCS Affiliates of Sprint.  Effective January 1, 2008 through December 31, 2010, subject to potential change as described below, 3G data roaming is no longer settled separately with Sprint; however, we will continue to settle 3G data roaming separately with the other remaining PCS Affiliates of Sprint.  Pursuant to the recent amendments of our affiliation agreements with Sprint PCS, the reciprocal roaming rates through 2010 are as follows:

Year	Voice & 2G Data Per Minute of Use		3G Data Per Kilobyte of Use
2007	$0.0403	*	$0.0010

2008	$0.0400	*	$0.0003

2009	$0.0400	*	$0.0001

2010	$0.0380	*	$0.0001

*                                         Excluding certain markets as described below.

Beginning on January 1, 2011, the rates will be reset each year to an amount equal to 90% of Sprint’s average monthly retail yield for the first nine months of the immediately preceding calendar year; provided, however, that such amount for any period will not be less than our network costs.

With respect to certain of the our markets in western and eastern Pennsylvania, we receive the benefit of a special reciprocal rate for voice and 2G data of $0.10 per minute. This special rate will terminate, with respect to each of these two sets of markets, on the earlier of December 31, 2011 or the first day of the calendar month which follows the first calendar quarter during which we achieve a subscriber penetration rate of at least 7% of our covered POPs in those markets. We do not anticipate reaching a 7% subscriber penetration rate in these markets in the foreseeable future.

                                                Commencing on January 1, 2010, either Sprint or we may initiate a review to determine whether the 3G data roaming ratio between us has changed by more than 20% from the calendar year that is two years prior. If the ratio has changed by more than 20%, then the parties will commence discussions as to whether an appropriate adjustment in other fees can be made to compensate for such change. If the parties cannot agree, then the parties will revert to settling 3G data roaming separately effective January 1 of the year in which such review was initiated.

The following table sets forth the effect of these new CCPU and CPGA rates and reciprocal roaming rates, including the provision providing for the elimination of 3G data roaming settlement between the parties, had they been in effect for the three months ended March 31, 2007:

	For the Three Months Ended March 31, 2007
	As Reported	Adjustments	Pro Forma
Total revenue	$120.9	$(6.6)	$114.3
Cost of service and roaming (exclusive of depreciation and amortization)	$73.4	(10.1)	$63.3
Selling and marketing	$20.6	(0.1)	$20.5

The effect was to reduce revenue by $6.6 million and to reduce expense by $10.2 million.

Consolidated Results of Operations

Summary

For the three months ended March 31, 2008 and 2007, our net loss was $1.6 million and $19.1 million, respectively.  The lower net loss for the three months ended March 31, 2008 reflected higher revenue, primarily attributable to our larger subscriber base, lower amortization expense and lower customer acquisition expenses.  Additionally contributing to our smaller net loss for the three months ended March 31, 2008 was our improved reciprocal roaming margin, reflecting improvement in our inbound to outbound ratio due to an increase in inbound voice minutes of use on our network and the cessation of data roaming settlement with Sprint, offset by the impact of lower reciprocal roaming rates as compared to 2007.  These increased revenues, decreased expenses and roaming margin improvements were partially offset by increases in operating expenses, including bad debt, and an increase in net interest expense.

Presented below is more detailed comparative data and discussion regarding our consolidated results of operations for the three months ended March 31, 2008 versus the three months ended March 31, 2007.

For the Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

Results of operations for any period less than one year are not necessarily indicative of results of operations for a full year. Results for the three months ended March 31, 2008 give effect to the new amendments and are not comparable to the prior year quarter.

Key Performance Metrics.

Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics that we use for the relevant time periods:

	As of and for the Three Months Ended March 31,
	2008	2007	Increase/ (Decrease)		Percent Change
Total Subscribers	640,600	590,900	49,700		8.4%
Gross Subscriber Additions	59,200	75,700	(16,500)		(21.8)
Net Subscriber Additions	10,700	29,700	(19,000)		(64.0)
Churn	2.3%	2.3%	—	pts	—
ARPU	$48.44	$49.30	$(0.86)		(1.7)
CPGA	$399	$371	$28		7.5

Subscriber Additions.     Gross subscriber additions slowed in the three months ended March 31, 2008 as compared to the 2007 quarter despite a growth in additions coming from Nextel customers within our territory switching to Sprint.  This slowing of gross additions reflects reduced performance from all of our sales channels, but primarily from our national third party and Sprint controlled channels and can be attributed to tightened credit standards, issues related to the billing system conversion at Sprint, increased overall wireless penetration in our markets and an overall weakening economic environment.  Net subscriber additions were also negatively impacted by higher deactivations reflecting an equivalent overall churn percentage on our larger average subscriber base in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Churn.     Churn for the three months ended March 31, 2008 remained flat with the three months ended March 31, 2007 as improvements in voluntary churn were offset by churn from credit-related deactivations. At March 31, 2008 approximately 88% of our subscribers were under contract compared to 90% at March 31, 2007.

Average Revenue Per User.     ARPU continues to be negatively affected by our decreasing voice revenue per subscriber.  Average monthly voice revenue per subscriber was $36.67 for the three months ended March 31, 2008 compared to $38.02 for the same three months in 2007, a decrease of 4%.  This decrease can be largely attributed to the continued growth of the family add-a-phone plans.  While these customers are not as likely to switch to another wireless company, or churn, their ARPU is lower due to the lower monthly recurring charge on add-a-phone rate plans.  Average monthly data revenue was $11.24 in the three months ended March 31, 2008 compared to $11.12 for the three months ended March 31, 2007.

Cost Per Gross Addition.     Fixed costs per gross addition increased $36 in the three months ended March 31, 2008 compared to the prior year quarter, due to a decrease in gross subscriber additions of 22% in the three months ended March 31, 2008 compared to the same period of 2007.  Offsetting this increase in fixed costs per gross addition, the variable costs of commissions and handset subsidy costs decreased by $8 per gross addition in the three months ended March 31, 2008 compared to the same period in 2007.  At March 31, 2008, we operated 43 retail stores and managed 100 exclusive co-branded dealers compared to 38 retail stores and 94 exclusive co-branded dealers at March 31, 2007.

Revenue.

The following table sets forth a breakdown of revenue by type:

	For the Three Months Ended March 31,
	2008	2007	Increase/ (Decrease)	Percent Change
Service revenue	$92,099	$85,021	$7,078	8.3%
Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint	22,622	26,518	(3,896)	(14.7)
Roaming revenue from other wireless carriers	3,540	2,336	1,204	51.5
Reseller revenue	3,982	4,107	(125)	(3.0)
Equipment and other revenue	3,415	2,871	544	18.9
Total revenue	$125,658	$120,853	$4,805	4.0

•                    Service revenue. Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes over plan, long distance, roaming usage charges, other feature revenue and late payment fee and early cancellation fee revenues. Deductions for billing adjustments and promotional credits are recorded as a reduction to service revenue. Our service revenue growth over the three month period consists of $8.7 million from additional subscribers, offset by a decrease in ARPU of $1.6 million.

•                    Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint. We receive revenue on a per minute basis for voice traffic when subscribers of Sprint PCS and other PCS Affiliates of Sprint use our network.  Through December 31, 2007, we similarly received revenue on a per kilobyte basis for data traffic when subscribers of Sprint PCS and other PCS Affiliates of Sprint used our network.  In addition, we receive toll revenue for any long distance calls made by these subscribers while roaming on our network.

For 2007, the reciprocal roaming rate was $0.0403 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania).   Effective January 1, 2008, these rates were reset to $0.0400 per minute for voice traffic (with certain markets in eastern and western Pennsylvania remaining at $0.10 per minute).  For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, voice roaming revenue from subscribers of Sprint and other PCS Affiliates of Sprint, including toll revenue, increased by $2.8 million reflecting an increase in roaming minutes, offset by the decrease in the per minute rate.

For 2007, the reciprocal roaming rate was $0.0010 per kilobyte for data traffic.  Effective January 1, 2008 through December 31, 2010, data roaming with Sprint is not settled separately, however, we continue to settle separately 3G data roaming with the other remaining PCS Affiliates of Sprint.  Effective January 1, 2008, these rates were reset to $0.0003 per kilobyte for data traffic with the other remaining PCS Affiliates of Sprint.  Data roaming revenue with Sprint totaled $6.5 million for the three months ended March 31, 2007.

•                    Roaming revenue from other wireless carriers. We receive roaming revenue from wireless carriers other than Sprint and other PCS Affiliates of Sprint when subscribers of such other wireless carriers roam in our territory.  We do not have agreements with these other wireless carriers.  Instead, we rely on roaming arrangements Sprint PCS has negotiated with them.  We are paid on a per minute and per kilobyte basis for voice traffic pursuant to these agreements.  For the three months ended March 31, 2008, roaming minutes were 70.1 million compared to 42.3 million for the same period in 2007, an increase of 66%.  The average per minute rate decreased from $0.055 per minute for the three months ended March 31, 2007 to $0.051 per minute for the three months ended March 31, 2008.

•                    Reseller revenue. Through Sprint PCS we allow resellers, known as MVNOs, such as Virgin Mobile, to use our network. Pursuant to these arrangements, we are paid on a per minute and per kilobyte basis. The slight decrease in reseller revenue for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 reflects decreased ARPU offset by an increase in reseller subscribers.  For the three months ended March 31, 2008, reseller ARPU was $5.32 compared to $5.75 for the 2007 period.  Average reseller subscribers were approximately 249,500 for the three months ended March 31, 2008, compared to approximately 238,000 for the three months ended March 31, 2007.

•                     Equipment and other revenue. Equipment and other revenue is derived primarily from the sale of handsets and accessories to new customers and from current customers who upgrade their handsets through our retail and local distribution channels, in each case, net of sales incentives, rebates and an allowance for returns. The increase in the three months ended March 31, 2008 as compared to the 2007 period reflects higher revenue per handset and a slightly higher number of upgrades.  These increasing factors are offset slightly by lower activations.

Operating Expense.

The following table sets forth a breakdown of operating expense by type (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007	Increase/ (Decrease)	Percent Change
Cost of service and roaming	$68,184	$73,415	$(5,231)	(7.1)%
Cost of equipment	11,663	13,179	(1,516)	(11.5)
Selling and marketing	17,859	20,574	(2,715)	(13.2)
General and administrative	7,088	6,927	161	2.3
Depreciation and amortization	13,955	19,432	(5,477)	(28.2)
Loss on disposal of property and equipment, net	10	59	(49)	(83.1)
Total operating expense	$118,759	$133,586	$(14,827)	(11.1)

Cost of Service and Roaming. Cost of service and roaming includes network operations expense, roaming expense relating to when our subscribers roam either on other Sprint PCS networks or other wireless carriers’ networks, back-office customer services provided by Sprint PCS, the provision for doubtful accounts, long distance expense, the 8% affiliation fee due to Sprint PCS for collected revenue and stock-based compensation expense. Network operations expense includes salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost of our subscribers using Sprint PCS and other wireless carriers’ networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under “—Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.” Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. Effective January 1, 2008 through December 31, 2010, data roaming with Sprint is not settled separately, however, we continue to settle separately 3G data roaming with the other remaining PCS Affiliates of Sprint. The decrease for the three months ended March 31, 2008 reflects the cessation of settlement of data roaming with Sprint.  Data roaming expense with Sprint totaled $8.3 million for the three months ended March 31, 2007.  Effective January 1, 2008, the rate for our cash cost per user fee decreased from $7.50 per subscriber per month to $6.50 per subscriber per month, lowering cost of service and roaming by $1.9 million for the three months ended March 31, 2008 as compared to the 2007 period.  Offsetting this decrease is the $1.3 million effect of higher average subscribers on which we incur Sprint’s CCPU and affiliation charges. In the three months ended March 31, 2008 compared to the comparable 2007 period, bad debt expense increased $2.7 million from $2.7 million in the three months ended March 31, 2007 to $5.4 million in the three months ended March 31, 2008.  This increase is due to higher average write-offs per subscriber, lower recoveries as a percentage of write-offs and an overall deterioration of our customer accounts receivable aging.  The remaining increase was due to the related costs of servicing a larger network and larger subscriber base.

At March 31, 2008, our network consisted of 1,696 leased cell sites and five switches.  At March 31, 2007, our network consisted of 1,621 leased cell sites and five switches.

Cost of Equipment. Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment for new activations decreased $1.4 million, or 13%, in the three months ended March 31, 2008, compared to the same period in 2007 primarily reflecting a decrease of 5% in new activations from our retail and local distribution channels as well as a lower average cost per phone. The remaining decrease was due to lower equipment costs related to upgrades.

Selling and Marketing. Selling and marketing expense includes the costs to operate our retail stores, advertising and promotional expenses, commissions, equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint-controlled channels and stock-based compensation expense.  The decrease in 2008 was due to lower variable costs related to commissions and fees paid to Sprint for each new activation, all of which totaled $2.9 million.  This decrease was a direct result of a 22% decrease in subscriber additions in the three months ended March 31, 2008 compared to 2007. For the three months ended March 31, 2008, compared to the three months ended March 31, 2007, salaries and benefits increased $0.3 million due to an additional 26 average employees in the three months ended March 2008 as compared to 2007 hired to support the growth in our retail and exclusive branded dealer channels.

General and Administrative. General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense, other professional expenses and stock-based compensation expense.  The increase for the three months ended March 31, 2008 generally reflects the costs of more employees to service our larger subscriber base.  Offsetting this increase, Sprint litigation expense decreased $0.4 million, from $0.7 million in the three months ended March 31, 2007 to $0.3 million for the three months ended March 31, 2008.

Depreciation and Amortization. Amortization of intangible assets totaled $2.3 million for the three months ended March 31, 2008 compared to $7.6 million for the three months ended March 31, 2007, a decrease of $5.3 million for the period. At December 31, 2007, the intangible asset related to the Horizon PCS acquired customer base was fully amortized. Depreciation expense totaled $11.7 million for the three months ended March 31, 2008 compared to $11.8 million for the three months ended March 31, 2007, a decrease of  $0.1 million.  The Company has engaged independent agents to sell remaining Motorola equipment which was replaced with Nortel equipment. The Company carries these assets as Assets held for sale and, during the three months ended March 31, 2008, recognized a $0.3 million impairment charge related to these assets to reduce the carrying value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The impairment charge is included in Depreciation and the reduction in carrying value records these assets at fair value less costs to sell in anticipation of their future sale.

Non-Operating Income and Expense.

The following table sets forth a breakdown of non-operating income and expense by type (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007	Increase/ (Decrease)	Percent Change
Interest income	$720	$1,543	$(823)	(53.3)%
Interest expense	8,915	7,970	945	11.9
Other income, net	15	17	(2)	(11.8)

Interest Income.  The decrease in interest income in the three months ended March 31, 2008 as compared to the 2007 quarter reflects lower average cash and cash equivalents during 2008 and lower average yields on these deposits and investments.

Interest Expense. Interest expense consists of interest on our outstanding long-term debt (see Note 6, Long-Term Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q), including amortization of financing costs and net of capitalized interest.  Prior to April 23, 2007, interest expense also included amortization of the fair value adjustment for the 11 3/8% senior notes.  Since August 1, 2007, interest expense also includes the effect of our interest rate swap (see Note 7, Interest Rate Swap, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q).  The increase in interest expense in the three months ended March 31, 2008 primarily reflects higher borrowings as compared to the 2007 period.  These higher borrowings were partially offset by a lower weighted average interest rate, net of our interest rate swap, of 7.32% on our outstanding long-term debt during the three months ended March 31, 2008 as compared to the weighted average interest rate of 11.34% on our outstanding long-term debt during the three months ended March 31, 2007.  We capitalized interest of approximately $0.2 million in both the three months ended March 31, 2008 and 2007.

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

	For the Three Months Ended March 31,
	2008	2007
ARPU
Service revenue (in thousands)	$92,099	$85,021
Average subscribers	633,800	574,800
ARPU	$48.44	$49.30

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenue.

	For the Three Months Ended March 31,
	2008	2007
CPGA
Selling and Marketing (in thousands):	$17,859	$20,574
plus: Equipment costs, net of cost of upgrades	8,893	10,250
less: Equipment revenue, net of upgrade revenue	(2,900)	(2,577)
less: Stock-based compensation expense	(213)	(147)
CPGA costs	23,639	28,100
Gross additions	59,200	75,700
CPGA	$399	$371

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

Liquidity and Capital Resources

We believe our cash and cash equivalents and operating cash flow will be sufficient to operate our business and fund our capital needs for at least the next twelve months. Although we have certain limited additional borrowings allowed under our current debt agreements, we are dependent on cash and cash equivalents and operating cash flow to operate our business and fund our capital needs. However, our future liquidity is dependent on a number of factors influencing our expected earnings and operating cash flows, including those discussed below in —“Recent Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources”.

Significant Sources of Cash

We generated $10.5 million in net cash flows from operating activities for the three months ended March 31, 2008, compared to $0.6 million for the three months ended March 31, 2007, an increase of $9.9 million. For the three months ended March 31, 2008, operating activities provided $19.9 million of cash, compared to $4.8 million for the three months ended March 31, 2007, generally reflecting increased earnings from our larger subscriber base, lower customer acquisition costs and an improved roaming margin.  For the three months ended March 31, 2008, non-Sprint related working capital used cash of $10.0 million, reflecting customer account write-offs and an increased investment in inventory.  For the three months ended March 31, 2007, non-Sprint related working capital used cash of $6.9 million generally reflecting customer account write-offs.  Sprint related working capital provided cash of $0.6 million and $2.8 million for the three months ended March 31, 2008 and 2007, respectively.

For the three months ended March 31, 2008, we received $0.1 million from the exercise of options representing approximately 13,100 shares.  This is compared to $1.7 million in proceeds from the exercise of options representing approximately 108,500 shares in the three months ended March 31, 2007.

Significant Uses of Cash

Cash flows used for investing activities for the three months ended March 31, 2008 included $14.4 million for capital expenditures.  Included in this total was $13.8 million for new cell site construction and other network-related capital expenditures, of which $0.2 million was for EV-DO Rev. A equipment, and $0.6 million was for new stores, store improvements,  IT and other corporate-related capital expenditures.

Cash flows used for investing activities for the three months ended March 31, 2007 included $7.3 million for capital expenditures.  Included in this total was $5.7 million for new cell site construction and other network-related capital expenditures including $2.7 million for EV-DO Rev. A equipment, and $1.6 million for new stores, store improvements,  IT and other corporate-related capital expenditures.

On April 26, 2007, our Board of Directors declared a special cash dividend of $11.00 per common share, approximately $187.0 million in the aggregate, payable to all holders of record of our common stock on May 8, 2007.  Of this, approximately $186.5 million was paid on May 16, 2007.  The remaining unpaid dividends relate to restricted stock awards and are being paid out starting in July 2007 as these awards vest.  During the three months ended March 31, 2008, we used approximately $36,000 to pay dividends related to these restricted stock award vestings.

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

We continually evaluate our capital and debt capacity and how to prioritize the use of our excess cash, including for any or a combination of the following strategic options:  increase capital expenditures, pursue strategic acquisitions, pay cash dividends or distributions, repurchase of our stock, or payoff or repurchase of our debt.

Recent Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources

We have identified the following important trends and factors (as well as risks and uncertainties associated with such items) that could impact our future financial performance.  This section should be read in conjunction with the “Risks Related to Our Business, Strategy and Operations” section found in Item 1A of Part I of our annual report on Form 10-K, filed with the SEC on March 7, 2008.

•                  Despite increased gross additions coming from Nextel subscribers switching to Sprint in our territory, overall gross additions continued to slow in the first quarter of 2008 reflecting tightened credit standards, issues related to the billing system conversion at Sprint, and increased overall wireless penetration in our markets. Additionally, gross additions were negatively impacted by the weakening economic environment, increased competitive advertising, the relative attractiveness of competitors’ phones, pricing plans, coverage and customer service, as well as continuing concerns about the strength of the “Sprint” brand.  We believe that these factors will continue to negatively affect gross additions in the remainder of 2008.  To the extent we are unable to maintain, or choose to slow, our subscriber growth, it may make it more difficult for us to obtain sufficient revenue to achieve and sustain profitability.

•                  Our churn may increase in the future or remain high due to the weakening economic environment. If churn continues to remain high or increases over the long-term, we would lose the cash flows attributable to these subscribers and may incur higher net losses.

•                  Competition in the wireless industry remains intense as more competitors enter the market via relationships with existing carriers or through the acquisition of new wireless spectrum, such as the FCC’s 700 MHz Band auction in early 2008 and additional auctions of spectrum. Prepaid plans, which we do not currently offer, continue to increase in popularity, offering consumers more alternatives. Similarly, unlimited minute plans, including those offered by Sprint, us, and several other national wireless carriers, also continue to increase in popularity, which may potentially put more downward pressure on wireless service pricing as well as potentially increase our expense of providing service. Incumbent carriers, including us, may incur higher per subscriber acquisition expenses and/or offer more aggressive rate plans in order to maintain or achieve subscriber growth. We expect to see continued pressure in pricing in the future as a result of this increased competition and, among other things, continued focus on unlimited, family and bundled plans. Although we believe that these plans improve churn, these plans tend to lower voice revenue on a per subscriber basis. Declining voice ARPU resulting in lower overall ARPU will have a negative effect on our cash flow.

•                  Our cost per gross addition, or CPGA, increased in the first quarter of 2008 as compared to the previous four quarters of 2007.  We may continue to experience higher costs to acquire subscribers in the future. To the extent that we increase our distribution infrastructure, we will increase the fixed costs in our sales and marketing organization. Also, more aggressive promotional efforts have historically led, and may continue to lead, to higher handset subsidies and rebates. In addition, we may increase our marketing expenses and pay higher commissions in an effort to attract and acquire new subscribers. With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

•                  Certain portions of our operating expense continue to increase and may continue to increase in the future due to, among other reasons:

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

Notwithstanding the foregoing, we have and expect to continue to see a significant decrease in our roaming expense as a result of our change, effective January 1, 2008, to no longer settle 3G data roaming expense (and revenue) with Sprint separately. At the same time, a portion of our ongoing network and general and administrative expenses is fixed. We believe that we need to add more subscribers to recognize increased economies of scale in our business. If we are unable to add more subscribers or continue to improve the efficiencies in our operating costs, results will be negatively affected.

•                  A substantial portion of our revenue is derived from voice roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint based outside our territory. The voice roaming rate for 2008 is lower than 2007 and, accordingly, the new rate has and will negatively impact our roaming revenue. Since the ratio of inbound to outbound voice roaming fluctuates from period to period and year to year, the margin we earn from the difference between voice roaming revenue and voice roaming expense is difficult to predict. If this roaming margin with Sprint PCS declines due to less roaming revenue, more roaming expense, or both, our results of operations will be negatively affected.

•                  As we continue to add capacity and coverage and to upgrade our PCS network, we will incur significant capital expenditures. We incurred approximately $14.4 million in capital expenditures in the three months ended March 31, 2008, including approximately $0.2 million for EV-DO Rev. A deployment. We anticipate that total capital expenditures for 2008 will be between $60.0 million and $65.0 million. These expenditures include a significant increase in the number of new cell sites for 2008 as compared to 2007. At the same time, we expect to expand our EV-DO Rev. A deployment during 2008. As a result of our recent amendments with Sprint PCS, our CCPU rates are reduced by $0.15 when we reach certain EV-DO Rev. A coverage levels. Our EV-DO Rev. A footprint covers approximately 2.6 million residents as of March 31, 2008 and we anticipate our EV-DO Rev. A footprint will cover approximately 6.0 million residents by September of 2008. Lastly, we may decide to further increase our cell site expansion or EV-DO Rev. A coverage, either or both of which may increase our anticipated capital expenditures and operating expense beyond our current plans. Furthermore, unforeseen changes in technology and changes in our plans to upgrade or expand our network may require us to spend more money than we expected and have a negative effect on our cash flow.

•                  Resellers, such as Virgin, are subject to a number of risks, including high churn, high bad debt expense, increased competition, dependence on fourth quarter gross additions and reliance, in many cases, on specific segments of the market, for example, the youth segment. In the past few years, a number of resellers, including Disney Mobile and ESPN Mobile, ceased providing service, reflecting the increasingly competitive environment for resellers. We are not party to the underlying agreements that the resellers have with Sprint Nextel and therefore are unable to set prices or otherwise monitor the performance of the resellers. Additionally, the resellers using the Sprint network change from time to time and such changes are outside of our control. If a reseller, particularly Virgin, has a disruption in its business plan, experiences financial difficulties, ceases to grow or service its customer base or contracts with another wireless provider for its service, we may lose the related revenue and it may make it more difficult for us to obtain sufficient revenue to achieve and sustain profitability.

•                  Continuing efforts by Sprint to integrate the Sprint and Nextel businesses have had, and will continue to have, a negative impact on our business and prospects. As Sprint continues to integrate the marketing and sales of Sprint products and services with legacy Nextel products and services, more conflicts arise with how we conduct business in our territory. Additionally, Sprint is migrating its subscribers to a new billing platform called Ensemble. Subscribers based in our territory began migrating to Ensemble in March of 2008 and, as of March 31, 2008, more than half have been migrated to Ensemble and all new subscribers are being added into the new billing system.  We expect that all Sprint subscribers based in our territory will be migrated by June 30, 2008.  Any problems associated with the migration may result in delays or inaccuracies in the financial or subscriber information we receive from Sprint, difficulty in gaining access to subscriber information, and increased customer dissatisfaction leading to increased churn and fewer gross additions; each of which could have a material adverse effect on our financial statements and operations.

We believe that Sprint PCS subscribers based in our territory who have not been migrated to Ensemble are not receiving the same level of customer support and care as Sprint PCS subscribers who have been migrated to Ensemble. Consequently, we believe that use of these two platforms has and will continue to increase our churn until this migration is complete.

•                  Our primary subscriber base is composed of individual consumers.  We believe the current economic downturn in the United States has affected the behavior of consumers in our territories in ways that have negatively affected our business.  In the event of a prolonged economic downturn in the United States in which spending by individual consumers drops significantly, our current and potential subscribers, especially our sub-prime subscribers, may be unable or unwilling to purchase wireless services or pay their wireless bills and our business may continue to be negatively affected.

•                  The final outcome of our litigation with Sprint is unknown.  As discussed below in “Commitments and Contingencies”, on March 31, 2008, the Appellate Court of Illinois unanimously affirmed the 2006 Circuit Court’s decision.  On May 5, 2008, Sprint filed a petition of leave to appeal with the Supreme Court of Illinois.  The Circuit Court’s final order remains stayed pending the conclusion of the appeals process.  We cannot predict the outcome of the appeal process. If we do not prevail, Sprint may be permitted to operate the legacy Nextel business in our territory in a manner that adversely affects our business and operations.  If we do prevail, we do not know Sprint’s intentions for complying with the Circuit Court’s order and its impact on our business.

Commitments and Contingencies

Sprint/Nextel Merger Litigation.  On July 15, 2005, our wholly owned subsidiary, iPCS Wireless, Inc., filed a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois. The complaint alleged, among other things, that Sprint’s conduct following the consummation of the merger between Sprint and Nextel, would breach Sprint’s exclusivity obligations to iPCS Wireless under its affiliation agreements with Sprint PCS. On August 14, 2006, the Circuit Court issued its decision and on September 20, 2006, the Circuit Court issued a final order effecting its decision. The final order provides that:

•                  Within 180 days of the date of the final order, Sprint and those acting in concert with it must cease owning, operating, and managing the Nextel wireless network in iPCS Wireless’s territory.

•                  Sprint shall continue to comply with all terms and conditions of the Forbearance Agreement between us and Sprint setting forth certain limitations on Sprint’s operations post-merger with Nextel.

On September 28, 2006, Sprint appealed the ruling to the Appellate Court of Illinois, First Judicial District, and, at Sprint’s request, the Circuit Court’s ruling was stayed by the Appellate Court pending the appeal. On March 31 2008, the Appellate Court unanimously affirmed the 2006 Circuit Court decision.  On May 5, 2008, Sprint filed a petition for leave to appeal with the Supreme Court of Illinois.  The Circuit Court’s final order remains stayed pending the conclusion of the appeals process.

                                                Sprint Arbitration.  Pursuant to the recent amendments of our affiliation agreements with Sprint PCS, we and Sprint agreed to dismiss the arbitration proceedings relating to Sprint’s proposed rates for providing back-office services to us for the three-year period commencing on January 1, 2007.

In addition to the foregoing, from time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not currently a party to any such legal proceedings, the adverse outcome to which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

Nortel Networks Equipment Agreements

On December 29, 2006, we signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling $17.1 million in aggregate. As of March 31, 2008, we have paid $12.0 million of the $17.1 million of commitments and have received equipment totaling $17.1 million. The remaining $5.1 million is expected to be paid in the second quarter of 2008.

Contractual Obligations and Off-Balance Sheet Arrangements

For information regarding contractual obligations and off-balance sheet arrangements, see the captions “Contractual Obligations” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  At March 31, 2008, there had not been a material change to the contractual obligations or off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 except as follows (in thousands):

•                  3-month LIBOR decreased approximately 200 basis points, from approximately 4.7% at December 31, 2007 to approximately 2.7% at March 31, 2008.  Based on this reduction in LIBOR, cash interest related to our long-term variable rate debt would decrease by $2,442, $8,693, $19,429 and $8,384 for 2008, 2009-2010, 2011-2012 and thereafter, respectively.

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

•                    Revenue recognition

•                    Allowance for doubtful accounts

•                    Long-lived asset recovery

•                    Intangible assets

•                    Interest rate swap

•                    Income taxes

•                    Stock-based compensation

Additional information regarding these critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 7, 2008.

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

In July 2007, we entered into an interest rate swap agreement that effectively fixes the interest rate on $300.0 million of our variable rate indebtedness at 7.47% for three years starting August 1, 2007. The fair value of our interest rate swap was a $19.5 million liability at March 31, 2008. A hypothetical increase of 100 basis points in average market interest rates would increase the fair value of our interest rate swap by approximately $7.5 million. A decrease of 100 basis points in average market interest rates would decrease the fair value of our interest rate swap by approximately $7.7 million. A prospective increase of 100 basis points in the interest rate applicable to the remaining $175.0 million of variable rate indebtedness would result in an increase of approximately $1.8 million in our annual interest expense. At March 31, 2008, after consideration of the interest rate swap described above, approximately 37% of our debt is subject to variable interest rates.

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

We place reliance on Sprint PCS to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS Affiliates of Sprint. To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70. This report is provided to us annually.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K are not the only ones facing us. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

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
4.1

Amended and Restated Common Stock Registration Rights Agreement, dated as of June 30, 2005, by and among iPCS, Inc., affiliates of Silver Point Capital, affiliates of AIG Global Investment Corp., the Timothy M. Yager 2001 Trust, Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by iPCS, Inc. on July 1, 2005)

4.2

First Lien Indenture, dated as of April 23, 2007, by and among iPCS, Inc., the Guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.3 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

4.3

Second Lien Indenture, dated as of April 23, 2007, by and among iPCS, Inc., the Guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.4 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

4.4

First Lien Registration Rights Agreement, dated as of April 23, 2007, by and among iPCS, Inc., the Guarantors, Banc of America Securities LLC, UBS Securities LLC and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 99.5 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

4.5

Second Lien Registration Rights Agreement, dated as of April 23, 2007, by and among iPCS, Inc., the Guarantors, Banc of America Securities LLC, UBS Securities LLC and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 99.6 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

4.6

First Lien Security Agreement, dated as of April 23, 2007, made by iPCS, Inc. and the Guarantors in favor of U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 99.7 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

4.7

Second Lien Security Agreement, dated as of April 23, 2007, made by iPCS, Inc. and the Guarantors in favor of U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 99.8 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

4.8

Intercreditor Agreement, dated as of April 23, 2007, between U.S. Bank National Association, as first lien collateral agent and U.S. Bank National Association, as second lien collateral agent. (Incorporated by reference to Exhibit 99.9 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

4.9

First Amendment to the First Lien Security Agreement, dated as of October 10, 2007, made by iPCS, Inc. and the Guarantors in favor of U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by iPCS, Inc. on November 8, 2007)

4.10

First Amendment to the Second Lien Security Agreement, dated as of October 10, 2007, made by iPCS, Inc. and the Guarantors in favor of U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by iPCS, Inc. on November 8, 2007)

10.1†

Amendment to Employment Agreement, dated as of February 22, 2008, between Timothy M. Yager and iPCS, Wireless, Inc. (Incorporated by reference to Exhibit 10.47 to the Form 10-K filed by iPCS, Inc. on March 7, 2008)

10.2†

Amendment to Employment Agreement, dated as of February 22, 2008, between Stebbins B. Chandor, Jr. and iPCS, Wireless, Inc. (Incorporated by reference to Exhibit 10.48 to the Form 10-K filed by iPCS, Inc. on March 7, 2008)

10.3†

Amendment to Employment Agreement, dated as of February 22, 2008, between Conrad J. Hunter and iPCS, Wireless, Inc. (Incorporated by reference to Exhibit 10.49 to the Form 10-K filed by iPCS, Inc. on March 7, 2008)

10.4†

Amendment to Employment Agreement, dated as of February 22, 2008, between Edmund L. Quatmann, Jr. and iPCS, Wireless, Inc. (Incorporated by reference to Exhibit 10.50 to the Form 10-K filed by iPCS, Inc. on March 7, 2008)

10.5†

Amendment to Employment Agreement, dated as of February 22, 2008, between John J. Peterman and iPCS, Wireless, Inc. (Incorporated by reference to Exhibit 10.51 to the Form 10-K filed by iPCS, Inc. on March 7, 2008)

10.6

Addendum X to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 3, 2008, among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.53 to the Form 10-K filed by iPCS, Inc. on March 7, 2008)

10.7

Addendum IX to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 3, 2008, among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., PhillieCo, L.P., APC PCS, LLC, Sprint Communications Company L.P. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.54 to the Form 10-K filed by iPCS, Inc. on March 7, 2008)

10.8

Addendum V to Sprint PCS Management Agreement and Services Agreement, dated March 3, 2008, among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.55 to the Form 10-K filed by iPCS, Inc. on March 7, 2008)

10.9

Limited Waiver and Consent Agerement, dated March 3, 2008, by and between Sprint Nextel Corporation, Sprint Spectrum L.P., WirelessCo L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P., Sprint PCS License, L.L.C., iPCS Wireless, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, L.L.C. (Incorporated by reference to Exhibit 10.56 to the Form 10-K filed by iPCS, Inc. on March 7, 2008)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith.

†                                          Indicates management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPCS, Inc.

	By:	/s/ TIMOTHY M. YAGER
Timothy M. Yager
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2008
	By:	/s/ STEBBINS B. CHANDOR, JR.
Stebbins B. Chandor, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2008