Form 10-Q
period 2008-06-30
iPCS, INC
filed 2008-08-01
CIK 1108727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☒ No ☐

As of July 31, 2008, there were 17,158,973 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(In thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007 (a)

Assets
Current Assets:
Cash and cash equivalents	$65,554	$77,599
Accounts receivable, net of allowance for doubtful accounts of $8,334 and $9,635, respectively	34,569	29,774
Receivable from Sprint (Note 3)	39,484	41,509
Inventories, net	5,597	5,277
Assets held for sale (Note 4)	1,996	2,680
Prepaid expenses	6,062	6,792
Other current assets	221	81
Total current assets	153,483	163,712
Property and equipment, net (Note 4)	150,961	128,677
Financing costs, net	7,106	7,794
Deferred customer activation costs	4,468	4,728
Intangible assets, net (Note 5)	95,190	99,777
Goodwill (Note 5)	141,783	141,783
Other assets	345	353
Total assets	$553,336	$546,824

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$5,874	$6,136
Accrued expenses	19,301	14,791
Payable to Sprint (Note 3)	50,015	49,205
Deferred revenue	12,154	11,176
Accrued interest	5,612	6,216
Current maturities of long-term debt and capital lease obligations (Note 6)	33	30
Total current liabilities	92,989	87,554
Deferred customer activation fee revenue	4,468	4,728
Interest rate swap (Note 7)	11,101	11,607
Other long-term liabilities	6,859	7,331
Long-term debt and capital lease obligations, excluding current maturities (Note 6)	475,420	475,438
Total liabilities	590,837	586,658

Commitments and contingencies (Note 13)

Stockholders’ Deficiency:
Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 17,155,685 and 17,112,244 shares issued and outstanding, respectively	171	171
Additional paid-in-capital	165,151	161,072
Accumulated deficiency	(191,722)	(189,470)
Accumulated other comprehensive loss (Note 11)	(11,101)	(11,607)
Total stockholders’ deficiency	(37,501)	(39,834)
Total liabilities and stockholders’ deficiency	$553,336	$546,824

(a)             Derived from the Company’s audited financial statements as of December 31, 2007.

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue:
Service revenue	$94,174	$89,924	$186,273	$174,945
Roaming revenue	31,657	40,036	61,801	72,997
Equipment and other	3,540	3,273	6,955	6,144
Total revenue	129,371	133,233	255,029	254,086
Operating Expense:
Cost of service and roaming (exclusive of depreciation and amortization, as shown separately below)	70,463	78,739	138,647	152,154
Cost of equipment	12,874	12,770	24,537	25,949
Selling and marketing	16,444	19,108	34,303	39,682
General and administrative	7,992	8,670	15,080	15,597
Depreciation (Note 4)	11,556	12,031	23,217	23,869
Amortization of intangible assets (Note 5)	2,293	7,594	4,587	15,188
Loss on disposal of property and equipment, net	248	6	258	65
Total operating expense	121,870	138,918	240,629	272,504
Operating income (loss)	7,501	(5,685)	14,400	(18,418)
Interest income	384	1,555	1,104	3,098
Interest expense	(8,221)	(9,128)	(17,136)	(17,098)
Debt extinguishment costs (Note 6)	—	(30,501)	—	(30,501)
Other income, net	15	115	30	132
Loss before provision for income tax	(321)	(43,644)	(1,602)	(62,787)
Provision for income tax (Note 8)	325	—	650	—
Net loss	$(646)	$(43,644)	$(2,252)	$(62,787)

Basic and diluted loss per share of common stock:
Loss available to common stockholders	$(0.04)	$(2.58)	$(0.13)	$(3.71)

Weighted average basic and diluted common shares outstanding	17,154,237	16,938,265	17,145,140	16,906,242

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(2,252)	$(62,787)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Loss on disposal of property and equipment, net	258	65
Depreciation and amortization	27,804	39,057
Non-cash interest expense, net of amortization of debt fair value adjustment	688	35
Debt extinguishment costs	—	30,501
Stock-based compensation expense	3,660	6,730
Provision for doubtful accounts	10,149	6,975
Changes in assets and liabilities:
Accounts receivable	(14,945)	(8,844)
Receivable from Sprint	2,025	5,504
Inventories, net	(319)	54
Prepaid expenses, other current and long term assets	1,068	448
Accounts payable, accrued expenses and other long term liabilities	(1,179)	(5,955)
Payable to Sprint	810	(6,680)
Deferred revenue	717	1,111
Net cash flows provided by operating activities	28,484	6,214
Cash flows from investing activities:
Purchases of property and equipment	(40,990)	(19,921)
Proceeds from disposition of property and equipment	163	300
Net cash flows used in investing activities	(40,827)	(19,621)
Cash flows from financing activities:
Proceeds from senior secured notes	—	475,000
Proceeds from the exercise of stock options	396	3,064
Repayments of senior notes	—	(290,000)
Tender premium on senior notes	—	(34,155)
Payments on capital lease obligations	(15)	(12)
Debt financing costs	—	(7,977)
Stock purchases and retirements	(11)	—
Payment of special cash dividend (Note 10)	(72)	(186,471)
Net cash flows provided by (used in) financing activities	298	(40,551)
Net decrease in cash and cash equivalents	(12,045)	(53,958)
Cash and cash equivalents at beginning of period	77,599	120,499
Cash and cash equivalents at end of period	$65,554	$66,541

Supplemental disclosure of cash flow information- cash paid for interest	$17,815	$20,046
Supplemental disclosure for non-cash investing activities:
Capitalized interest	$811	$365
Accounts payable and accrued expenses incurred for the acquisition of property, equipment and construction in progress	5,326	4,409
Supplemental disclosure for non-cash financing activities:
Dividends declared, but not paid	$—	$544

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Business and Basis of Presentation

iPCS, Inc. (the “Company” or “iPCS”) is a holding company that operates as a PCS Affiliate of Sprint through three wholly owned subsidiaries: iPCS Wireless, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC. Each of these subsidiaries is a party to separate affiliation agreements with Sprint PCS, the operator of a 100% digital personal communications service (“PCS”) wireless network with licenses to provide voice and data service to the entire United States population.  These affiliation agreements, as amended, grant iPCS the exclusive right to sell wireless mobility communications network products and services under the Sprint brand in 81 markets, including markets in Illinois, Indiana, Iowa, Michigan, Pennsylvania, Ohio, Maryland, Nebraska, New York, New Jersey, Tennessee and West Virginia.

The unaudited consolidated balance sheets as of June 30, 2008 and December 31, 2007, the unaudited consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, the unaudited consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2008 are not indicative of the results that may be expected for the full year 2008.

(2)  Summary of Significant Accounting Policies

Loss Per Share

Basic and diluted loss per share for the Company are calculated by dividing the net loss by the weighted average number of shares of common stock of the Company. The calculation was made in accordance with SFAS No. 128, “Earnings Per Share.” The basic and diluted loss per share are the same because the inclusion of the incremental potential shares of common stock from any assumed exercise of stock options is antidilutive. Potential shares of common stock excluded from the loss per share computations for both of the three and six months ended June 30, 2008 and 2007 were 1,384,377 and 841,670, respectively.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB released FASB Staff Position, (FSP) SFAS 157-2—Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company adopted SFAS 157 as it applies to financial assets and liabilities as of January 1, 2008.  The Company does not anticipate that the implementation of SFAS 157, as it relates to non-financial assets and liabilities will have a material impact on its financial position, results of operations and cash flows.  See Note 12 for further discussion of fair value measurements.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (GAAP) (“SFAS 162”).  SFAS 162 provides a consistent framework for determining which accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material effect on the Company’s consolidated financial statements.

(3)  Sprint Agreements

Each of iPCS Wireless, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC has entered into affiliation agreements with Sprint. Under these agreements, which have been amended from time to time, most recently on March 3, 2008, Sprint provides the Company significant support services such as customer service, billing, long distance transport services, national network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution and product development.

The costs incurred by the Company for the support services provided by Sprint are determined on a per average monthly cash cost per user (“CCPU”) rate and on a monthly cost per gross addition (“CPGA”) rate. For 2007, the CCPU rate was $7.50 and the CPGA rate was $20.00. For 2008, the CCPU rate is $6.50, subject to adjustment as described below, and the CPGA rate is $19.00.

The CCPU rate in 2008 through 2010 will be reduced from the then current rate by $0.15 if the Company hits certain milestones with respect to its voluntary deployment of EV-DO Rev. A, the most recent version of the further evolution of code division multiple access (“CDMA”) high-speed data technology called Evolution Data Optimized (“EV-DO”). Specifically, the CCPU rates set forth above will be reduced by $0.15 from the then current rate when the Company’s EV-DO Rev. A deployment covers at least 6.0 million in population (“POPs”); by another $0.15 from the then current rate when the Company covers at least 7.0 million POPs; and by another $0.15 from the then current rate when the Company covers at least 9.0 million POPs. During June 2008, the Company’s  EV-DO Rev. A deployment exceeded 6.0 million POPs.  As a result, the CCPU rate will be reduced to $6.35 starting July 1, 2008 for the remainder of 2008, and will be reduced to $6.00 and $5.70 for 2009 and 2010, respectively subject to any further adjustments related to incremental EV-DO Rev. A coverage.

The Company receives roaming revenue when subscribers of Sprint and other PCS Affiliates of Sprint incur minutes of use in the Company’s territories, and the Company incurs expense payable to Sprint and to other PCS Affiliates of Sprint when the Company’s subscribers incur minutes of use in the territories of Sprint and other PCS Affiliates of Sprint. Prior to January 1, 2008, the Company settled voice and 2G data roaming and 3G data roaming separately with Sprint and the other remaining PCS Affiliates of Sprint.  Effective January 1, 2008, 3G data roaming is no longer settled separately with Sprint; however, the Company continues to settle 3G data roaming separately with the other remaining PCS Affiliates of Sprint. For 2007, reciprocal roaming rates were $0.0403 per minute for voice and 2G data, excluding certain markets as described below, and $0.0010 per kilobyte for 3G data. For 2008, reciprocal roaming rates are $0.0400 per minute for voice and 2G data, excluding certain markets as described below, and $0.0003 per kilobyte for 3G data.

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

For the three and six months ended June 30, 2008, approximately 97% of the Company’s revenue was derived from data provided by Sprint, compared to 98% for the comparative periods ended June 30, 2007.  For each of the three and six months ended June 30, 2008, approximately 58% of the Company’s cost of service and roaming was derived from data provided by Sprint.  For the three and six months ended June 30, 2007, approximately 66% and 67%, respectively, of the Company’s cost of service and roaming was derived from data provided by Sprint.  The Company reviews all charges from Sprint and can dispute certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint can charge the Company for certain expenses under the terms of the Sprint affiliation agreements.

Amounts relating to the Sprint affiliation agreements for the three and six months ended June 30, 2008 and 2007 and as of June 30, 2008 and December 31, 2007 are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Amounts included in the Consolidated Statements of Operations:
Service revenue	$94,174	$89,924	$186,273	$174,945
Roaming revenue	$31,657	$40,036	$61,801	$72,997
Cost of service and roaming:
Roaming	$18,304	$25,731	$34,830	$49,935
Customer service	13,559	15,398	26,839	29,161
Affiliation fees	7,516	7,308	14,366	14,009
Long distance and other	1,750	3,668	5,059	8,673
Total cost of service and roaming	$41,129	$52,105	$81,094	$101,778
Cost of equipment	$12,874	$12,770	$24,537	$25,949
Selling and marketing	$2,521	$5,058	$5,045	$10,491

	June 30, 2008	December 31, 2007
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$39,484	$41,509
Payable to Sprint	50,015	49,205

(4)  Property and Equipment

Property and equipment consists of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Network assets	$245,323	$232,874
Land	114	114
Building	1,566	1,566
Computer equipment	5,656	5,043
Furniture, fixtures, and office equipment	8,083	8,086
Vehicles	2,335	2,167
Construction in progress	48,260	16,983
Total property and equipment	311,337	266,833
Less accumulated depreciation and amortization	(160,376)	(138,156)
Total property and equipment, net	$150,961	$128,677

The Company has engaged independent agents to sell remaining Motorola equipment which was replaced with Nortel equipment. The Company classifies these assets as Assets held for sale.  During the six months ended June 30, 2008, the Company recognized a $0.3 million impairment charge related to these assets to reduce the carrying value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The impairment charge is included in Depreciation and the reduction in carrying value records these assets at fair value less costs to sell in anticipation of their future sale.

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

The intangible assets relating to the customer base were amortized over the estimated average life of a customer of 30 months.  The intangible assets related to customer bases were fully amortized as of December 31, 2007.  The intangible assets relating to the right to provide service under the Sprint affiliation agreements are being amortized over the remaining term of the respective agreements. The FCC license was determined to have an indefinite life as it is expected to be renewed with minimal effort and cost.  This FCC license is for sale; however, the Company believes the sale of this asset is unlikely within the next year.

The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$300	$—	$300
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(31,631)	94,890
Customer base	30 months	71,956	(71,956)	—
	117 months	$198,777	$(103,587)	$95,190

	December 31, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license		$300	$—	$300
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(27,044)	99,477
Customer base	30 months	71,956	(71,956)	—
	117 months	$198,777	$(99,000)	$99,777

Amortization expense for the three months ended June 30, 2008 and 2007 was $2.3 million and $7.6 million, respectively.  Amortization expense for the six months ended June 30, 2008 and 2007 was approximately $4.6 million and $15.2 million, respectively.  Aggregate amortization expense relative to existing intangible assets for the periods shown are currently estimated to be as follows:

Year Ended December 31
2008	$9,176
2009	9,176
2010	9,176
2011	9,176
2012	9,176
Thereafter	53,597
Total	$99,477

(6)  Long-Term Debt

Long-term debt consists of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
First lien senior secured floating rate notes	$300,000	$300,000
Second lien senior secured floating rate notes	175,000	175,000
Capital lease obligations	453	468
Total long-term debt and capital lease obligations	475,453	475,468
Less: current maturities	(33)	(30)
Long-term debt and capital lease obligations, excluding current maturities	$475,420	$475,438

First Lien and Second Lien Senior Secured Floating Rate Notes

The Company has outstanding $475.0 million in aggregate principal amount of senior secured notes, consisting of $300.0 million in aggregate principal amount of First Lien Senior Secured Floating Rate Notes due 2013 (“First Lien Notes”) and $175.0 million in aggregate principal amount of Second Lien Senior Secured Floating Rate Notes due 2014 (“Second Lien Notes” and together with the First Lien Notes, the “Secured Notes”).  The offering of the Secured Notes closed April 23, 2007.

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

Interest on the First Lien Notes accrues at an annual rate equal to three-month LIBOR plus 2.125% and is payable quarterly in cash on February 1, May 1, August 1 and November 1 of each year. Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 3.25% and is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The Company may elect to pay interest on the Second Lien Notes entirely in cash or entirely by increasing the principal amount of the Second Lien Notes (“PIK Interest”). PIK Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 4.0%. Since issuance, the Company has paid all of its interest relating to the Second Lien Notes in cash. Three-month LIBOR for the Secured Notes resets on February 1, May 1, August 1 and November 1 of each year and was 2.87% on June 30, 2008. On August 1, 2008, three-month LIBOR for the Secured Notes was 2.80%.

 The Company used a portion of the proceeds of the Secured Notes offering to repurchase all of its outstanding 11 1/2% notes and 11 3/8% notes (see below), as well as to pay the related fees and expenses of the offering. The Company also used the remaining net proceeds from the Secured Notes offering, together with approximately $58.0 million of its available cash, to pay a special cash dividend to common stockholders (see Note 10).  In connection with the Secured Notes offering, for the three months ended June 30, 2007, the Company recorded debt extinguishment costs as follows (dollars in thousands):

Tender offer premium and consent costs	$34,155
Write off of remaining deferred financing costs of 11-1/2% and 11-3/8% senior notes	7,284
Acceleration of the unamortized balance of the purchase price fair value adjustment to the 11-3/8% senior notes	(10,938)
Total debt extinguishment costs	$30,501

$165.0 Million 11 1/2% Senior Notes

The offering of 11 1/2% senior notes closed on April 30, 2004 in connection with the Company’s reorganization in that same year. As discussed above, the Company repurchased all of its outstanding 11 1/2% senior notes with the proceeds of its Secured Notes offering in April 2007.

$125.0 Million 11 3/8% Senior Notes

In connection with the merger with Horizon PCS in 2005, iPCS, Inc. assumed the obligations for the $125.0 million of 11 3/8% senior notes previously issued by Horizon PCS as part of Horizon PCS’s plan of reorganization. The allocation of the purchase price resulted in an increase of the value of the 11 3/8% senior notes of approximately $14.7 million, which was recorded as long-term debt in the Consolidated Balance Sheet. This amount was to be amortized over the remaining life of the senior notes as a reduction to interest expense. For the three and six months ended June 30, 2007, the reduction to interest expense was approximately $0.1 million and $0.6 million, respectively. This amortization did not increase the principal amount due to the senior note holders or reduce the amount of interest owed to the senior note holders.

With the proceeds of its Secured Notes offering in April 2007, the Company repurchased all of its outstanding 11 3/8% senior notes and reduced the unamortized balance of the fair value adjustment for the 11 3/8% senior notes to zero.

Capital Lease Obligations

Interest on capital lease obligations are all at fixed rates, which, on a weighted average basis, approximated 12.4% per annum at June 30, 2008.

(7)  Interest Rate Swap

On July 20, 2007, the Company entered into an interest rate swap agreement for a notional amount of $300.0 million associated with the interest on the Company’s First Lien Notes effective August 1, 2007 for a period of three years. Under this agreement, the Company receives interest at a floating rate of three-month LIBOR and pays interest at a fixed rate of 5.34%, resulting in an effective rate for the First Lien Notes of 7.47% throughout the term of the swap. The interest rate swap has been designated as a cash flow hedge. The fair value of the interest rate swap is recorded in Stockholders’ Deficiency under Accumulated other comprehensive loss, net of applicable income taxes.

As of June 30, 2008 and December 31, 2007, the fair value of the swap was approximately $11.1 million and $11.6 million, respectively, and is recorded on the Consolidated Balance Sheet as a long-term liability and in Accumulated other comprehensive loss. The change in fair value of the swap for the three months ended June 30, 2008 was a decrease to the liability of $8.4 million.  The change in fair value of the swap for the six months ended June 30, 2008 was a decrease to the liability of $0.5 million.  No component of the interest rate swap is excluded from the assessment of effectiveness and no ineffectiveness has been recognized on the swap since inception.

The amount of loss recorded in Accumulated other comprehensive loss at June 30, 2008 that is expected to be reclassified to interest expense in the next twelve months if interest rates underlying the Company’s fair value calculations remain unchanged is approximately $6.8 million.

(8)  Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three and six months ended June 30, 2008 and 2007 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a valuation allowance because it is considered more likely than not that these benefits will not be realized due to the Company’s losses since inception.  The current year tax provision relates to state income taxes which are estimated based upon the taxable income generated in each state.

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

iPCS Plan.  Under the iPCS Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards and cash incentive awards. The stock options and restricted stock awarded to date under the iPCS Plan have a ten-year life with vesting on a quarterly basis over four years for employees, vesting over one year for directors, and, with respect to the 2008 award of restricted stock to certain employees, cliff vesting at the end of three years.  On May 22, 2008, the Company’s stockholders approved the Second Amended and Restated iPCS Plan, which included an increase of 600,000 in the number of shares available for issuance.  Giving effect to this amendment, the total number of shares that may be awarded under the iPCS Plan is 2,692,630 shares of common stock, of which amount, 671,942 shares remain available for awards as of June 30, 2008.

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

The Company did not award any stock options during the three months ended June 30, 2008.  During the six months ended June 30, 2008, the Company awarded 628,500 stock options to management and the board of directors at exercise prices between $16.77 and $26.98, which were the closing prices on the date of grants.  The fair value of each grant is estimated at the grant date using the Black Scholes option pricing method.  The table below outlines the assumptions used for the options granted during the six months ended June 30, 2008:

	For the Six Months Ended June 30, 2008
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

The following table shows stock-based compensation expense by type of share-based award for the three and six months ended June 30, 2008 and 2007 included in the consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Restricted stock	$274	$201	$554	$402
Amortization of deferred compensation of stock option awards	—	30	—	237
Fair value expense of stock option awards	1,087	853	2,186	1,715
Fair value expense of stock option modifications	—	—	—	643
Fair value expense of stock option modifications related to special cash dividend (Note 10)	458	3,733	920	3,733
Total stock-based compensation	$1,819	$4,817	$3,660	$6,730

The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized:

	Total Remaining Unrecognized Compensation Cost (in millions)	Weighted Average Remaining Required Service Period (in years)
Restricted stock	$2.5	2.60
Fair value expense of stock option awards	8.9	3.15

Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Cost of service and roaming	$163	$291	$326	$379
Selling and marketing	204	650	417	797
General and administrative	1,452	3,876	2,917	5,554
Total stock-based compensation	$1,819	$4,817	$3,660	$6,730

The following is a summary of options outstanding and exercisable at June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2007	851,431	$22.01
Granted	628,500	25.18
Exercised	(28,172)	14.04
Forfeited	(67,382)	29.36
Outstanding at June 30, 2008	1,384,377	$23.26	8.25	$11,268
Exercisable at June 30, 2008	713,108	$18.65	7.18	$9,096

The following is a summary of restricted shares for the six months ended June 30, 2008:

	Shares	Weighted Average Fair Value Price
Restricted shares at December 31, 2007	62,836	$43.47
Granted	19,705	25.29
Vested	(11,544)	40.84
Forfeited	(4,067)	49.05
Restricted shares at June 30, 2008	66,930	$38.23

(10)  Special Cash Dividend

On April 26, 2007, the Board of Directors declared a special cash dividend of $11.00 per share, approximately $187.0 million in the aggregate, payable to all holders of record of the Company’s common stock on May 8, 2007.  Of this amount, approximately $186.5 million was paid on May 16, 2007.  The remaining unpaid dividends relate to restricted stock awards and are being paid out starting in July 2007 as these awards vest.  On June 30, 2008, approximately $34,000 of the remaining unpaid dividends was forfeited along with the related restricted stock by a departing employee.

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

The “Adjustment Factor” was 0.78282 and is equal to one minus the percentage reduction in the closing sale price of a share of stock on the Adjustment Date reported by the NASDAQ Stock Market at the regular hours closing price (“Closing Price”) as compared to the Closing Price of a share of stock on the Adjustment Date minus $11.00. In addition, on the Adjustment Date, the number of shares under the iPCS Plan and the Horizon Plan was adjusted by dividing the number of shares of stock reserved for issuance by the Adjustment Factor; thereby increasing the number of shares reserved for issuance. The modification resulted in an additional 184,537 shares to 72 employees and directors who had options outstanding on the modification date. With this modification, the Company will record additional stock-based compensation expense of approximately $6.5 million, of which approximately $3.2 million was recorded as of the date of modification and the remainder will be recognized over the remaining vesting period for the options, subject to reduction for forfeitures. An additional $0.5 million and $0.9 million of compensation expense related to the modification was recorded in the three and six months ended June 30, 2008, respectively, and an additional $0.5 million was recorded in the three and six months ended June 30, 2007 with the quarterly vesting of stock options.

(11)  Comprehensive Income (Loss)

Comprehensive income (loss), which includes all changes in the Company’s equity during the period except transactions with stockholders, consisted of the following for the three and six months ended June 30, 2008 and 2007 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net loss	$(646)	$(43,644)	$(2,252)	$(62,787)
Other comprehensive income – Hedge gain (a)	8,425	—	506	—
Comprehensive income (loss)	$7,779	$(43,644)	$(1,746)	$(62,787)

(a)                                  No benefit for income tax has been recorded for the three and six months ended June 30, 2008, as the deferred asset generated, primarily from the temporary differences relating to the Company’s net operating loss, was offset by a valuation allowance because it is considered more likely than not that these benefits will not be recognized due to the Company’s losses since inception.

(12)  Fair Value Measurements

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

The Company’s fair value measurements in connection with the Company’s adoption of SFAS 157 were as follows as of June 30, 2008 and are based on Level 2 inputs (in thousands):

Money market funds (a)	$6,256
Commercial paper (a)	$39,539
Interest rate swap	$11,101

(a)                                  Included in Cash and cash equivalents on the Consolidated Balance Sheet.

(13)  Commitments and Contingencies

(a)  Commitments

On December 29, 2006, the Company signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling $17.1 million in aggregate. As of June 30, 2008, the Company has paid the full $17.1 million of this commitment.

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

On September 28, 2006, Sprint appealed the ruling to the Appellate Court of Illinois, First Judicial District, and, at Sprint’s request, the Circuit Court’s ruling was stayed by the Appellate Court pending the appeal. On March 31 2008, the Appellate Court unanimously affirmed the 2006 Circuit Court decision.  On May 5, 2008, Sprint filed a petition for leave to appeal with the Supreme Court of Illinois. A decision on that petition is expected in the fall of 2008. The Circuit Court’s final order remains stayed pending the conclusion of the appeals process.

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

Sprint Nextel Litigation with respect to the Sprint-Clearwire Transaction.  On May 7, 2008, Sprint Nextel announced a transaction between itself, Clearwire Corporation, and certain other parties related to WiMax (the “Sprint-Clearwire Transaction”).  The same day, Sprint Nextel filed a complaint for declaratory judgment against the Company and certain of its subsidiaries in the Court of Chancery of the State of Delaware.  In that lawsuit, Sprint Nextel seeks a declaration that the Sprint-Clearwire Transaction would not constitute a breach of the Sprint Nextel agreements with the Company.

On May 12, 2008, the Company and certain of its subsidiaries filed a lawsuit against Sprint Nextel Corporation and certain of its affiliates in the Circuit Court of Cook County, Illinois, seeking declaratory and injunctive relief with respect to the Sprint-Clearwire Transaction.  In that case, the Company and its affiliates seek a declaration that the Sprint-Clearwire Transaction, if consummated, would constitute a breach of the Sprint affiliation agreements with the Company, and also seek an injunction barring Sprint Nextel from closing on the Sprint-Clearwire Transaction, until it complies with the affiliation agreements. The case is currently stayed pending certain events in the Delaware litigation.  Sprint Nextel has moved to dismiss the case or, in the alternative, to continue the stay.  The Company has moved to lift the stay in the case.  The court has not yet ruled on either motion, both of which are currently scheduled to be heard on August 22, 2008.

On July 14, 2008, the Court of Chancery of the State of Delaware issued an opinion related to the Sprint-Clearwire Transaction.  The Delaware Court granted the motion to dismiss filed by two of the Company’s subsidiaries, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC and dismissed them from the Delaware litigation, and denied the motion to dismiss the Company and its subsidiary, iPCS Wireless, Inc.

On July 16, 2008, the Company filed an application to certify for appeal that portion of the Delaware Court’s ruling in which the Delaware Court refused to dismiss or stay the case in its entirety. On July 22, 2008, the Delaware Court denied that application. On July 23, 2008, the Company appealed that decision to the Supreme Court of Delaware. On July 28, 2008, iPCS Wireless, Inc. filed a counterclaim in the Delaware Court in which it seeks a declaration that the Sprint-Clearwire Transaction, if consummated, would constitute a breach of the Sprint affiliation agreements.  The same day, the Company and iPCS Wireless, Inc. filed a motion to dismiss the remainder of the case pending before it or, in the alternative, to transfer the case to the Superior Court of the State of Delaware.  The court has not yet ruled on that motion, which is currently scheduled to be heard on August 8, 2008.

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

(14)  Consolidating Financial Information

The Secured Notes are fully, unconditionally and joint and severally guaranteed by the Company’s domestic restricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., Bright PCS Holdings, Inc.

and Bright Personal Communications Services, LLC, which are 100% owned subsidiaries of iPCS, Inc (see Note 6). The following consolidating financial information for iPCS, Inc. as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 is presented for iPCS, Inc. and the Company’s guarantor subsidiaries (in thousands):

Condensed Consolidating Balance Sheet

As of June 30, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$65,554	$—	$65,554
Other current assets	508,913	332,014	(752,998)	87,929
Total current assets	508,913	397,568	(752,998)	153,483
Property and equipment, net	—	150,961	—	150,961
Intangible assets, net	—	236,973	—	236,973
Other noncurrent assets	7,107	4,812	—	11,919
Investment in subsidiaries	183,059	—	(183,059)	—
Total assets	$699,079	$790,314	$(936,057)	$553,336
Current liabilities	$250,246	$595,741	$(752,998)	$92,989
Long-term debt	475,000	420	—	475,420
Other long-term liabilities	11,334	11,094	—	22,428
Total liabilities	736,580	607,255	(752,998)	590,837
Stockholders’ equity (deficiency)	(37,501)	183,059	(183,059)	(37,501)
Total liabilities and stockholders’ equity (deficiency)	$699,079	$790,314	$(936,057)	$553,336

Condensed Consolidating Balance Sheet

As of December 31, 2007

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$77,599	$—	$77,599
Other current assets	484,914	310,653	(709,454)	86,113
Total current assets	484,914	388,252	(709,454)	163,712
Property and equipment, net	—	128,677	—	128,677
Intangible assets, net	—	241,560	—	241,560
Other noncurrent assets	7,794	5,081	—	12,875
Investment in subsidiaries	186,048	—	(186,048)	—
Total assets	$678,756	$763,570	$(895,502)	$546,824
Current liabilities	$231,657	$565,351	$(709,454)	$87,554
Long-term debt	475,000	438	—	475,438
Other long-term liabilities	11,933	11,733	—	23,666
Total liabilities	718,590	577,522	(709,454)	586,658
Stockholders’ equity (deficiency)	(39,834)	186,048	(186,048)	(39,834)
Total liabilities and stockholders’ equity (deficiency)	$678,756	$763,570	$(895,502)	$546,824

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$129,371	$—	$129,371
Cost of revenue	—	83,337	—	83,337
Selling and marketing	—	16,444	—	16,444
General and administrative	763	7,229	—	7,992
Depreciation and amortization	—	13,849	—	13,849
Loss on disposal of property and equipment, net	—	248	—	248
Total operating expense	763	121,107	—	121,870
Other, net	1	(7,823)	—	(7,822)
Income in subsidiaries	116	—	(116)	—
Income (loss) before provision for income tax	(646)	441	(116)	(321)
Provision for income tax	—	325	—	325
Net income (loss)	$(646)	$116	$(116)	$(646)

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2007

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$133,233	$—	$133,233
Cost of revenue	—	91,509	—	91,509
Selling and marketing	—	19,108	—	19,108
General and administrative	598	8,072	—	8,670
Depreciation and amortization	—	19,625	—	19,625
Loss on disposal of property and equipment, net	—	6	—	6
Total operating expense	598	138,320	—	138,918
Other, net	(31,780)	(6,179)	—	(37,959)
Loss in subsidiaries	(11,266)	—	11,266	—
Loss before provision for income tax	(43,644)	(11,266)	11,266	(43,644)
Benefit from income tax	—	—	—	—
Net loss	$(43,644)	$(11,266)	$11,266	$(43,644)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$255,029	$—	$255,029
Cost of revenue	—	163,184	—	163,184
Selling and marketing	—	34,303	—	34,303
General and administrative	1,475	13,605	—	15,080
Depreciation and amortization	—	27,804	—	27,804
Loss on disposal of property and equipment, net	—	258	—	258
Total operating expense	1,475	239,154	—	240,629
Other, net	2,212	(18,214)	—	(16,002)
Loss in subsidiaries	(2,989)	—	2,989	—
Loss before provision for income tax	(2,252)	(2,339)	2,989	(1,602)
Provision for income tax	—	650	—	650
Net loss	$(2,252)	$(2,989)	$2,989	$(2,252)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2007

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$254,086	$—	$254,086
Cost of revenue	—	178,103	—	178,103
Selling and marketing	—	39,682	—	39,682
General and administrative	1,147	14,450	—	15,597
Depreciation and amortization	—	39,057	—	39,057
Loss on disposal of property and equipment, net	—	65	—	65
Total operating expense	1,147	271,357	—	272,504
Other, net	(36,749)	(7,620)	—	(44,369)
Loss in subsidiaries	(24,891)	—	24,891	—
Loss before provision for income tax	(62,787)	(24,891)	24,891	(62,787)
Benefit from income tax	—	—	—	—
Net loss	$(62,787)	$(24,891)	$24,891	$(62,787)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$(312)	$28,796	$—	$28,484
Investing activities	—	(40,827)	—	(40,827)
Financing activities	312	(14)	—	298
Net decrease in cash and cash equivalents	—	(12,045)	—	(12,045)
Cash and cash equivalents at beginning of period	—	77,599	—	77,599
Cash and cash equivalents at end of period	$—	$65,554	$—	$65,554

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$(99,877)	$106,091	$—	$6,214
Investing activities	—	(19,621)	—	(19,621)
Financing activities	99,877	(140,428)	—	(40,551)
Net decrease in cash and cash equivalents	—	(53,958)	—	(53,958)
Cash and cash equivalents at beginning of period	—	120,499	—	120,499
Cash and cash equivalents at end of period	$—	$66,541	$—	$66,541

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

•      the impact and final outcome of our litigation with Sprint regarding Sprint’s proposed WiMax transaction with Clearwire, including the scape of our exclusivity, and Sprint’s plans for the Clearwire transaction going forward;

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

•                  inaccuracies or delays in our financial and other information provided to us by Sprint PCS;

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

•                  risk of a prolonged slowdown in general economic and business conditions from recession, the impact of elevated energy costs, including gas prices, to our existing and potential subscribers, terrorist attack or other macro economic and political events and its impact on our current and potential subscribers; and

•                  effects of mergers, consolidations and joint ventures within the wireless telecommunications industry, including business combinations involving Sprint Nextel or affiliates of Sprint Nextel, and unexpected announcements or developments from others in the wireless telecommunications industry.

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

Business Overview

As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in 81 markets including markets in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. The territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our PCS network is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, co-branded dealers, major national retailers and local third party distributors. As of June 30, 2008, our licensed territory had a total population of approximately 15.1 million residents, of which our wireless network covered approximately 12.2 million residents, and we had approximately 654,000 subscribers.

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

We have been, and continue to be, engaged in litigation with Sprint regarding its merger with Nextel and, more recently, its proposed Clearwire joint venture, which will combine Sprint’s and Clearwire’s broadband businesses to offer a nationwide mobile WiMax network.  Sprint’s operation of the legacy Nextel business in our territory must comply with the August 2006 ruling of the Delaware Court of Chancery.  The favorable ruling we received from the Illinois Circuit Court requiring Sprint to cease owning, operating and managing the Nextel wireless network in iPCS Wireless’s territory has been “stayed” pending Sprint’s appeal.  We do not know the final outcome of our litigation against Sprint. If we do not prevail, Sprint may engage in conduct that has a material adverse effect on our business and operations. If we do prevail, we do not know Sprint’s intentions for complying with the Circuit Court’s order, or any future ruling related to the proposed Clearwire joint venture, and the impact on our business. We intend to continue to enforce our rights to the fullest extent, but there is no assurance that we will prevail.  For a detailed discussion of our litigation with Sprint, see “—Commitments and Contingencies” below.

On March 3, 2008, we amended our affiliation agreements with Sprint PCS. These amendments resolve some of the ongoing operational disputes between the parties, including our arbitration of Sprint’s proposed CCPU and CPGA fees and our disagreement with respect to Sprint’s proposed reciprocal roaming rates, as well as disputed amounts related to the settlement of 3G data roaming expenses between the parties beginning in April 2007. The new rates provided for in the amendments were made effective January 1, 2008. The amendments do not address our ongoing Illinois litigation with Sprint, nor litigation related to Sprint’s proposed WiMax transaction with Clearwire.

The costs we incur for the support services provided by Sprint are determined on a per average monthly cash cost per user (“CCPU”) rate and on a monthly cost per gross addition (“CPGA”) rate. Pursuant to the recent amendments of our affiliation agreements with Sprint PCS, the rates through 2010 are as follows:

Year	CCPU		CPGA
2007	$7.50		$20.00

2008	$6.50/6.35	*	$19.00

2009	$6.00	*	$19.00

2010	$5.70	*	$19.00

*                                          Subject to further adjustment as described below.

Beginning on January 1, 2011, the rates will be reset each year based on the amount necessary to recover Sprint PCS’s reasonable costs for providing these services to us and the other PCS Affiliates of Sprint.

The CCPU rate in 2008 through 2010 will be reduced from the then current rate by $0.15 if we hit certain milestones with respect to our voluntary deployment of EV-DO Rev. A, the most recent version of the further evolution of code division multiple access (“CDMA”) high-speed data technology called Evolution Data Optimized (“EV-DO”). Specifically, the CCPU rates set forth above will be reduced by $0.15 from the then current rate when our EV-DO Rev. A deployment covers at least 6.0 million in population (“POPs”), by another $0.15 from the then current rate when we cover at least 7.0 million POPs; and by another $0.15 from the then current rate when we cover at least 9.0 million POPs.  Our EV-DO Rev. A deployment coverage exceeded 6.0 million POPs during June 2008, thereby reducing our CCPU rate for the remainder of 2008 to $6.35 and to $6.00 and $5.70 in 2009 and 2010, respectively.  As of June 30, 2008, our EV-DO Rev. A deployment covered approximately 6.6 million POPs and we expect to exceed 7.0 million POPs during the third quarter of 2008, which would, if achieved, further reduce our CCPU rate to $6.20 in the fourth quarter of 2008, $5.85 in 2009 and $5.55 in 2010.  Based on our subscriber count of 654,000 at June 30, 2008, each $0.15 reduction in the CCPU rate will result in an approximate $1.2 million reduction to our annual operating expense.

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

The following table sets forth the effect of these new CCPU and CPGA rates and reciprocal roaming rates, including the provision providing for the elimination of 3G data roaming settlement between the parties, had they been in effect for the three and six months ended June 30, 2007:

	For the Three Months June 30, 2007			For the Six Months Ended June 30, 2007
	As Reported	Adjustments	Pro Forma	As Reported	Adjustments	Pro Forma
Total revenue	$133.2	$(10.3)	$122.9	$254.1	$(16.9)	$237.2
Cost of service and roaming (exclusive of depreciation and amortization)	$78.7	(10.7)	$68.0	$152.2	(20.8)	$131.4
Selling and marketing	$19.1	—	$19.1	$39.7	(0.1)	$39.6

In the three months ended June 30, 2007, 3G data roaming revenue from Sprint exceeded 3G data roaming expense from Sprint by approximately $1.4 million.  In the six months ended June 30, 2007, 3G data roaming expense from Sprint exceeded 3G data roaming revenue from Sprint by approximately $0.4 million.

The effect of the amendments would have been to reduce revenue by $10.3 million and to reduce expenses by $10.7 million for the three months ended June 30, 2007 and to reduce revenue by $16.9 million and to reduce expenses by $20.9 million for the six months ended June 30, 2007.

Consolidated Results of Operations

Summary

For the three and six months ended June 30, 2008 our net loss was $0.6 million and $2.3 million, respectively, compared to a net loss of $43.6 million and $62.8 million for the same periods in 2007.  The higher net loss for the three and six months ended June 30, 2007 included $30.5 million of costs related to the repurchase of our 11-1/2% and 11-3/8% senior notes (see Note 6, Long-Term Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q).  The remaining lower net losses for the three and six months ended June 30, 2008 reflected higher revenue, primarily attributable to our larger subscriber base, lower amortization expense and lower customer acquisition expenses.  Additionally contributing to our smaller net loss for the six months ended June 30, 2008 was our improved reciprocal roaming margin, reflecting improvement in our inbound to outbound ratio due to an increase in inbound voice minutes of use on our network, offset by the impact of lower reciprocal roaming rates as compared to 2007.  These increased revenues, decreased expenses and roaming margin improvements were partially offset by increases in certain operating expenses, including bad debt.

Presented below is more detailed comparative data and discussion regarding our consolidated results of operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.

For the Three and Six Months Ended June 30, 2008 compared to the Three and Six Months Ended June 30, 2007

Results of operations for any period less than one year are not necessarily indicative of results of operations for a full year. Results for the three and six months ended June 30, 2008 give effect to the amendments to our Sprint affiliation agreements and are not comparable to the prior periods.

Key Performance Metrics.

Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics that we use for the relevant time periods:

	As of and for the Three Months Ended June 30,		Increase/		Percent
	2008	2007	(Decrease)		Change
Total Subscribers	654,000	612,000	42,000		6.9%
Gross Subscriber Additions	61,800	67,700	(5,900)		(8.7)
Net Subscriber Additions	13,400	21,000	(7,600)		(36.2)
Churn	2.3%	2.2%	0.1	pts	4.5
ARPU	$48.44	$49.80	$(1.36)		(2.7)
CPGA	$358	$364	$(6)		(1.6)

	As of and for the Six Months Ended June 30,		Increase/		Percent
	2008	2007	(Decrease)		Change
Total Subscribers	654,000	612,000	42,000		6.9%
Gross Subscriber Additions	121,000	143,300	(22,300)		(15.6)
Net Subscriber Additions	24,100	50,700	(26,600)		(52.5)
Churn	2.3%	2.2%	0.1	pts	4.5
ARPU	$48.44	$49.56	$(1.12)		(2.3)
CPGA	$378	$368	$10		2.7

Subscriber Additions.     Gross subscriber additions slowed in the three and six months ended June 30, 2008 as compared to the 2007 periods despite growth in additions coming from Nextel customers within our territory switching to Sprint.  This slowing of gross additions reflects reduced performance from all of our sales channels and can be attributed to tightened credit standards, an increasingly competitive landscape, increased overall wireless penetration in our markets, technical challenges related to the billing system conversion at Sprint and an overall weakening economic environment.  Net subscriber additions were also negatively impacted by higher deactivations reflecting a slightly higher overall churn percentage on our larger average subscriber base in the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007.

Churn.     Churn for the three and six months ended June 30, 2008 was slightly higher than the 2007 periods as improvements in churn from credit-related deactivations were more than offset by increased voluntary churn. At June 30, 2008 approximately 87% of our subscribers were under contract compared to 90% at June 30, 2007.

Average Revenue Per User.     ARPU was negatively affected by a decline in voice revenue per subscriber for the three and six months of 2008 as compared to the 2007 periods.  Average monthly voice revenue per subscriber was $37.72 and $37.20 for the three and six months ended June 30, 2008 compared to $38.12 and $38.07 for the three and six months ended June 30, 2007, decreases of 1% and 2%, respectively.  This decrease can be largely attributed to the continued growth of the family add-a-phone plans.  While these customers are not as likely to switch to another wireless company, or churn, their ARPU is lower due to the lower monthly recurring charge on add-a-phone rate plans.  Additionally, during the three months ended June 30, 2008, Sprint provided increased credits to customers in response to technical challenges related to the billing system conversion, which negatively impacted ARPU in 2008.  Average monthly data revenue was $11.49 and $11.37 in the three and six months ended June 30, 2008 compared to $10.75 and $10.93 for the three and six months ended June 30, 2007, respectively.

Cost Per Gross Addition.     Fixed costs per gross addition increased $22 and $29 in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to decreases in gross subscriber additions of 9% and 16% in the three and six months ended June 30, 2008 compared to the same periods of 2007.  Offsetting this increase in fixed costs per gross addition, variable costs per gross addition decreased by $28 and $19 in the three and six months ended June 30, 2008 compared to the same periods in 2007, primarily reflecting lower handset subsidy costs.  At June 30, 2008, we operated 43 retail stores and managed 104 exclusive co-branded dealers compared to 38 retail stores and 91 exclusive co-branded dealers at June 30, 2007.

Revenue.

The following tables sets forth a breakdown of revenue by type:

	For the Three Months Ended June 30,		Increase/	Percent
	2008	2007	(Decrease)	Change
Service revenue	$94,174	$89,924	$4,250	4.7%
Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint	23,530	33,059	(9,529)	(28.8)
Roaming revenue from other wireless carriers	4,216	3,004	1,212	40.3
Reseller revenue	3,911	3,973	(62)	(1.6)
Equipment and other revenue	3,540	3,273	267	8.2
Total revenue	$129,371	$133,233	$(3,862)	(2.9)

	For the Six Months Ended June 30,		Increase/	Percent
	2008	2007	(Decrease)	Change
Service revenue	$186,273	$174,945	$11,328	6.5%
Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint	46,152	59,576	(13,424)	(22.5)
Roaming revenue from other wireless carriers	7,756	5,341	2,415	45.2
Reseller revenue	7,893	8,080	(187)	(2.3)
Equipment and other revenue	6,955	6,144	811	13.2
Total revenue	$255,029	$254,086	$943	0.4

•                    Service revenue. Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes over plan, long distance, roaming usage charges, other feature revenue and late payment fee and early cancellation fee revenues. Deductions for billing adjustments and promotional credits are recorded as a reduction to service revenue. Our service revenue growth over the three and six month periods consists of $6.9 million and $15.6 million, respectively, from additional subscribers, offset by decreases in ARPU of $2.6 million and $4.3 million, respectively.

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

For 2007, the reciprocal roaming rate was $0.0403 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania).   Effective January 1, 2008, these rates were reset to $0.0400 per minute for voice traffic (with certain markets in eastern and western Pennsylvania remaining at $0.10 per minute).  For the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, voice roaming revenue from subscribers of Sprint and other PCS Affiliates of Sprint, including toll revenue, increased by $0.7 million and $3.5 million, respectively, reflecting an increase in roaming minutes, offset by the decrease in the per minute rate.

For 2007, the reciprocal roaming rate was $0.0010 per kilobyte for data traffic.  Effective January 1, 2008 through December 31, 2010, data roaming with Sprint is not settled separately, however, we continue to settle separately 3G data roaming with the other remaining PCS Affiliates of Sprint.  Effective January 1, 2008, these rates were reset to $0.0003 per kilobyte for data traffic with the other remaining PCS Affiliates of Sprint.  The decrease for the three and six months ended June 30, 2008 reflects the cessation of settlement of data roaming with Sprint.  Data roaming revenue with Sprint totaled $10.2 million and $16.7 million for the three and six months ended June 30, 2007, respectively.

•                    Roaming revenue from other wireless carriers. We receive roaming revenue from wireless carriers other than Sprint and other PCS Affiliates of Sprint when subscribers of such other wireless carriers roam in our territory.  We do not have agreements with these other wireless carriers.  Instead, we rely on the roaming arrangements Sprint PCS has negotiated with these carriers and are unable to set terms and prices or otherwise monitor these relationships.  We are paid on a per minute and per kilobyte basis for voice traffic pursuant to these agreements.  For the three and six months ended June 30, 2008, roaming minutes were 81.9 million and 152.0 million compared to 55.4 million and 97.7  million for the same periods in 2007, increases of 48% and 56%, respectively.  The average per minute rate decreased from $0.054 per minute and $0.055 per minute for the three and six months ended June 30, 2007, respectively to $0.051 per minute for the three and six months ended June 30, 2008.  The majority of our roaming revenue from other wireless carriers is derived from customers of Alltel, which recently agreed to be acquired by Verizon Wireless. As a result, after the consummation of that transaction, we expect a decrease in our roaming revenue from Alltel over time.

•                    Reseller revenue. Through Sprint PCS we allow resellers, known as MVNOs, such as Virgin Mobile, to use our network. Pursuant to these arrangements, we are paid on a per minute and per kilobyte basis. The slight decrease in reseller revenue for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 reflects a decrease in the average reseller subscribers between the respective periods, offset by increased ARPU.  The slight decrease in reseller revenue for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 reflects a decrease in ARPU between the two periods.  For the three and six months ended June 30, 2008, reseller ARPU was $5.50 and $5.41, respectively, compared to $5.34 and $5.54 for the three and six months ended June 30, 2007.  Average reseller subscribers were approximately 236,800 and 243,200 for the three and six months ended June 30, 2008, compared to approximately 247,900 and 243,000 for the three and six months ended June 30, 2007.

•                     Equipment and other revenue. Equipment and other revenue is derived primarily from the sale of handsets and accessories to new customers and from current customers who upgrade their handsets through our retail and local distribution channels, in each case, net of sales incentives, rebates and an allowance for returns. The increases in the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, reflect higher revenue per handset and a slightly higher number of upgrades.  These increasing factors are offset by lower activations.

Operating Expense.

The following tables sets forth a breakdown of operating expense by type (dollars in thousands):

	For the Three Months Ended June 30,		Increase/	Percent
	2008	2007	(Decrease)	Change
Cost of service and roaming	$70,463	$78,739	$(8,276)	(10.5)%
Cost of equipment	12,874	12,770	104	0.8
Selling and marketing	16,444	19,108	(2,664)	(13.9)
General and administrative	7,992	8,670	(678)	(7.8)
Depreciation and amortization	13,849	19,625	(5,776)	(29.4)
Loss on disposal of property and equipment, net	248	6	242	4,033.3
Total operating expense	$121,870	$138,918	$(17,048)	(12.3)

	For the Six Months Ended June 30,		Increase/	Percent
	2008	2007	(Decrease)	Change
Cost of service and roaming	$138,647	$152,154	$(13,507)	(8.9)%
Cost of equipment	24,537	25,949	(1,412)	(5.4)
Selling and marketing	34,303	39,682	(5,379)	(13.6)
General and administrative	15,080	15,597	(517)	(3.3)
Depreciation and amortization	27,804	39,057	(11,253)	(28.8)
Loss on disposal of property and equipment, net	258	65	193	296.9
Total operating expense	$240,629	$272,504	$(31,875)	(11.7)

Cost of Service and Roaming. Cost of service and roaming includes network operations expense, roaming expense relating to when our subscribers roam either on other Sprint PCS networks or other wireless carriers’ networks, back-office customer services provided by Sprint PCS, the provision for doubtful accounts, long distance expense, the 8% affiliation fee due to Sprint PCS for collected revenue and stock-based compensation expense. Network operations expense includes salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost of our subscribers using Sprint PCS and other wireless carriers’ networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under “—Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.” Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. Effective January 1, 2008 through December 31, 2010, data roaming with Sprint is not settled separately, however, we continue to settle separately 3G data roaming with the other remaining PCS Affiliates of Sprint. The decrease for the three and six months ended June 30, 2008 reflects the cessation of settlement of data roaming with Sprint.  Data roaming expense with Sprint totaled $8.8 and $17.1 million for the three and six months ended June 30, 2007, respectively.  Effective January 1, 2008, the rate for our cash cost per user fee decreased from $7.50 per subscriber per month to $6.50 per subscriber per month, lowering cost of service and roaming by $1.9 million and $3.8 million for the three and six months ended June 30, 2008, respectively, as compared to the comparable 2007 periods.  Offsetting these decreases are the $1.1 million and $2.4 million effects of higher average subscribers on which we incur Sprint’s CCPU and affiliation charges.  In the three and six months ended June 30, 2008 compared to the same 2007 periods, bad debt expense increased $0.4 million and $3.1 million from $4.3 million and $7.0 million in the three and six months ended June 30, 2007 to $4.7 million and $10.1 million in the three and six months ended June 30, 2008.  These increases in bad debt expense are due to an increase in uncollectible accounts in the current periods.  The remaining increases were due to the related costs of servicing a larger network and larger subscriber base.

At June 30, 2008, our network consisted of 1,763 leased cell sites and five switches.  At June 30, 2007, our network consisted of 1,656 leased cell sites and five switches.

Cost of Equipment. Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment for new activations decreased $0.5 million and $1.9 million, or 6% and 10%, in the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, primarily reflecting decreases in new activations from our retail and local distribution channels of 13% and 9%, respectively.  The decrease in new activations in the three month period was partially offset by a higher average cost per phone.  Cost of equipment related to upgrades increased $0.6 million and $0.4 million, or 16% and 7%, reflecting higher increases in handset upgrades from our retail and local distribution channels of 17% and 10%, respectively.

Selling and Marketing. Selling and marketing expense includes the costs to operate our retail stores, advertising and promotional expenses, commissions, equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint-controlled channels and stock-based compensation expense.  The decreases in the 2008 periods were due to lower costs related to commissions and subsidies, as well as fees paid to Sprint for each new activation.  These lower costs partly reflect the decreases in subscriber additions during the three and six months ended June 30, 2008 compared to the 2007 periods.  Stock-based compensation expense included in selling and marketing totaled approximately $0.2 million and $0.4 million in the three and six months ended June 30, 2008, respectively, compared to $0.6 million and $0.8 million in the three and six months ended June, 30, 2007, respectively.

General and Administrative. General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense, other professional expenses and stock-based compensation expense.  For the three and six months ended June 30, 2008, general and administrative expense included approximately $1.8 million and $2.1 million, respectively, of Sprint litigation related expenses.  This compares to $0.4 million and $1.1 million for the three and six months ended June 30, 2007, respectively.  Stock-based compensation expense included in general and administrative expense totaled approximately $1.5 million and $2.9 million for the three and six months ended June 30, 2008, compared to $3.9 million and $5.6 million for the three and six months ended June 30, 2007.  The remaining period over period increases reflect the costs of more employees to service our larger subscriber base.

Depreciation and Amortization. Amortization of intangible assets totaled $2.3 million and $4.6 million for the three and six months ended June 30, 2008, respectively, compared to $7.6 million and $15.1 million for the three and six months ended June 30, 2007, respectively, decreases of $5.3 million and $10.5 million for the three and six month periods, respectively.  At December 31, 2007, the intangible asset related to the Horizon PCS acquired customer base was fully amortized. Depreciation expense totaled $11.5 million and $23.2 million for the three and six months ended June 30, 2008 compared to $12.0 million and $23.9 million for the three and six months ended June 30, 2007, decreases of $0.5 million and $0.7 million, respectively.

Non-Operating Income and Expense.

The following tables sets forth a breakdown of non-operating income and expense by type (dollars in thousands):

	For the Three Months Ended June 30,		Increase/	Percent
	2008	2007	(Decrease)	Change
Interest income	$384	$1,555	$(1,171)	(75.3)%
Interest expense	8,221	9,128	(907)	(9.9)
Debt extinguishment costs	—	30,501	(30,501)	(100.0)
Other income, net	15	115	(100)	(87.0)

	For the Six Months Ended June 30,		Increase/	Percent
	2008	2007	(Decrease)	Change
Interest income	$1,104	$3,098	$(1,994)	(64.4)%
Interest expense	17,136	17,098	38	0.2
Debt extinguishment costs	—	30,501	(30,501)	(100.0)
Other income, net	30	132	(102)	(77.3)

Interest Income.  The decreases in interest income in the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 reflect lower average cash and cash equivalents during 2008 and lower average yields on these deposits and investments.

Interest Expense.  Interest expense consists of interest on our outstanding long-term debt (see Note 6, Long-Term Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q), including amortization of financing costs and net of capitalized interest.  Prior to April 23, 2007, interest expense also included amortization of the fair value adjustment for the 11 3/8% senior notes.  Since August 1, 2007, interest expense also includes the effect of our interest rate swap (see Note 7, Interest Rate Swap, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q).  The decrease in interest expense in the three months ended June 30, 2008 primarily reflects a lower weighted average interest rate, net of our interest rate swap, of 7.02% on our outstanding long-term debt during the three months ended June 30, 2008 as compared to the weighted average interest rate of 8.76% on our outstanding long-term debt during the three months ended June 30, 2007.  The lower weighted average interest rate was partially offset by higher average borrowings as compared to the 2007 period.  Interest expense for the six months ended June 30, 2008 remained flat with the six months ended June 30, 2007 as a lower weighted average interest rate, net of our interest rate swap of 7.17%, as compared to the weighted average interest rate of 10.09% in the 2007 period was offset by higher borrowings in 2008.

In connection with our capital expenditures, we capitalized interest of approximately $0.6 million and $0.8 million in the three and six months ended June 30, 2008, respectively.  We capitalized interest of approximately $0.2 million and $0.4 million in the three and six months ended June 30, 2007, respectively.

Debt extinguishment costs.  Debt extinguishment costs represent expense recognized during the three months ended June 30, 2007 in connection with the repurchase of our outstanding 11 1/2% and 11 3/8% notes (see Note 6, Long-Term Debt, of the “Notes to the Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q). In the three months ended June 30, 2007, we recorded approximately $34.2 million of expense related to the tender offer premium and consent payments on the tender offering, approximately $7.3 million of expense related to the write off of the remaining deferred financing fees for the repurchased notes and approximately $11.0 million as a reduction to interest expense to reflect the write-off of the remaining unamortized balance of the purchase price fair value allocation to the 11 3/8% notes recorded in July 2005 related to the Horizon PCS merger.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
ARPU
Service revenue (in thousands)	$94,174	$89,924	$186,273	$174,945
Average subscribers	648,000	601,900	640,900	588,300
ARPU	$48.44	$49.80	$48.44	$49.56

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
CPGA
Selling and Marketing (in thousands):	$16,444	$19,108	$34,303	$39,682
plus: Equipment costs, net of cost of upgrades	8,468	8,968	17,361	19,218
less: Equipment revenue, net of upgrade revenue	(2,608)	(2,809)	(5,508)	(5,386)
less: Stock-based compensation expense	(204)	(650)	(417)	(797)
CPGA costs	$22,100	$24,617	45,739	52,717
Gross additions	61,800	67,700	121,000	143,300
CPGA	$358	$364	$378	$368

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

Significant Sources of Cash

We generated $28.5 million in net cash flows from operating activities for the six months ended June 30, 2008, compared to $6.2 million for the six months ended June 30, 2007, an increase of $22.3 million. Excluding changes in assets and liabilities, operating activities provided $40.3 million of cash for the six months ended June 30, 2008, compared to $20.6 million of cash for the six months ended June 30, 2007, generally reflecting increased earnings from our larger subscriber base, lower customer acquisition costs and an improved roaming margin.  For the six months ended June 30, 2008, non-Sprint related working capital used cash of $14.6 million, reflecting customer account write-offs and increased accounts receivable during the period.  For the six months ended June 30, 2007, non-Sprint related working capital used cash of $13.2 million reflecting increased accounts receivable due to increased sales, timing of interest payments in connection with the repurchase of our senior notes as well as a general deterioration in our subscriber accounts receivable aging.  Sprint related working capital provided cash of $2.8 million and used cash of $1.2 million for the six months ended June 30, 2008 and 2007, respectively.

We received $475.0 million in gross proceeds from the Secured Notes offering during the six months ended June 30, 2007.

For the six months ended June 30, 2008, we received $0.4 million from the exercise of options representing approximately 28,200 shares.  This is compared to $3.1 million in proceeds from the exercise of options representing approximately 179,600 shares in the six months ended June 30, 2007.  As of June 30, 2008, there were 713,108 exercisable stock options outstanding with a weighted average exercise price of $18.65.  We cannot predict at what level, if any, cash generated from stock option exercises will continue in the future.

Significant Uses of Cash

Cash flows used for investing activities for the six months ended June 30, 2008 included $41.0 million for capital expenditures.  Included in this total was $39.7 million for new cell site construction and other network-related capital expenditures, of which $16.8 million was for EV-DO Rev. A equipment, and $1.3 million was for new stores, store improvements, IT and other corporate-related capital expenditures.

Cash flows used for investing activities for the six months ended June 30, 2007 included $19.9 million for capital expenditures.  Included in this total was $17.4 million for new cell site construction and other network-related capital expenditures including $9.5 million for EV-DO Rev. A equipment, and $2.5 million for new stores, store improvements, IT and other corporate-related capital expenditures.

On April 26, 2007, our Board of Directors declared a special cash dividend of $11.00 per common share, approximately $187.0 million in the aggregate, payable to all holders of record of our common stock on May 8, 2007.  Of this, approximately $186.5 million was paid on May 16, 2007.  The remaining unpaid dividends relate to restricted stock awards and are being paid out starting in July 2007 as these awards vest.  During the six months ended June 30, 2008, we used approximately $72,000 to pay dividends related to these restricted stock award vestings.

Our uses of cash typically include providing for operating expenditures, debt service requirements and capital expenditures.  We anticipate that total capital expenditures for 2008 will be between $70.0 million and $75.0 million.  This includes cash uses for new cell sites, new retail stores, information technology, and other network-related expenditures, including approximately $18.2 million for EV-DO Rev. A deployment.

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

•                  Despite increased gross additions coming from Nextel subscribers switching to Sprint in our territory, overall gross additions continued to slow in the first half of 2008 reflecting tightened credit standards, issues related to the billing system conversion at Sprint, and increased overall wireless penetration in our markets. Additionally, gross additions were negatively impacted by the weakening economic environment, increased competitive advertising, the relative attractiveness of competitors’ phones, pricing plans, coverage and customer service, as well as continuing concerns about the strength of the “Sprint” brand.  We believe that these factors will continue to negatively affect gross additions in the remainder of 2008.  To the extent we are unable to maintain, or choose to slow, our subscriber growth, it may make it more difficult for us to obtain sufficient revenue to achieve and sustain profitability.

•                  Our churn may increase in the future or remain high due to the weakening economic environment. If churn continues to remain high or increases over the long-term, we would lose the cash flows attributable to these subscribers and may incur higher net losses.

•                  Competition in the wireless industry remains intense as more competitors enter the market via relationships with existing carriers or through the acquisition of new wireless spectrum.  The introduction of more advanced handheld devices, such as Apple’s iPhone, and new technologies and delivery channels, such as Clearwire’s WiMax offering (and, together with Sprint Nextel, in a proposed joint venture) further complicate the competitive environment.  In addition, prepaid plans, which we do not currently offer, and unlimited plans, including those offered by us, also continue to increase in popularity, which may potentially put more downward pressure on wireless service pricing as well as potentially, in the case of unlimited plans, increase our expense of providing service. Incumbent carriers, including us, may offer more aggressive rate plans in order to maintain or achieve subscriber growth. In addition, the FCC and several state courts are currently reviewing the industry’s practice related to early cancellation fees, the outcome of which, or the effect of any change in business practice made by Sprint related to early cancellation fees, may negatively impact our future results.  As a result of these and other factors, we expect to see continued pressure on subscriber revenue which will have a negative effect on our cash flow.

•                  Our cost per gross addition, or CPGA, increased in the first half of 2008 as compared to the first half of 2007.  We may continue to experience higher costs to acquire subscribers in the future. To the extent that we increase our distribution infrastructure, we will increase the fixed costs in our sales and marketing organization. Also, more aggressive promotional efforts have historically led, and may continue to lead, to higher handset subsidies and rebates, especially as we increase the sale of more expensive handsets such as the Samsung Instinct. In addition, we may increase our marketing expenses and pay higher commissions in an effort to attract and acquire new subscribers. With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

•                  Certain portions of our operating expense continue to increase and may continue to increase in the future due to, among other reasons:

•                  Higher bad debt expense due to higher write-offs, lower recoveries as a percentage of write-offs and a deteriorating economic environment.

•                  Higher handset subsidies, rebates, commissions and other retention expenses for existing subscribers who upgrade to a new handset as part of our promotional efforts to reduce churn;

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

•                  A substantial portion of our revenue is derived from voice roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint based outside our territory. The voice roaming rate for 2008 is lower than 2007 and, accordingly, the new rate has and will negatively impact our roaming revenue.  In addition, elevated energy prices and worsening economic conditions could result in decreased travel activity and also have a negative impact on our roaming revenue.  Since the ratio of inbound to outbound voice roaming fluctuates from period to period and year to year, the margin we earn from the difference between voice roaming revenue and voice roaming expense is difficult to predict. If this roaming margin with Sprint PCS declines due to less roaming revenue, more roaming expense, or both, our results of operations will be negatively affected.

•                  As we continue to add capacity and coverage and to upgrade our PCS network, we have incurred and will continue to incur significant capital expenditures. We incurred approximately $41.0 million in capital expenditures in the six months ended June 30, 2008, including approximately $16.8 million for EV-DO Rev. A deployment. We anticipate that total capital expenditures for 2008 will be between $70.0 million and $75.0 million. These expenditures include a significant increase in the number of new cell sites for 2008 as compared to 2007. At the same time, we expect to expand our EV-DO Rev. A deployment during 2008. As a result of our recent amendments with Sprint PCS, our CCPU rates are reduced by $0.15 when we reach certain EV-DO Rev. A coverage levels.  During June 2008, our EV-DO Rev. A footprint coverage exceeded 6.0 million residents, which will reduce our CCPU rate to $6.35 for the remainder of 2008, and we anticipate our EV-DO Rev. A footprint will cover approximately 7.0 million residents during the third quarter of 2008, which would, if achieved, further reduce our CCPU rate to $6.20 in the fourth quarter of 2008, $5.85 in 2009 and $5.55 in 2010. Lastly, we may decide to further increase our cell site expansion or EV-DO Rev. A coverage, either or both of which may increase our anticipated capital expenditures and operating expense beyond our current plans. Furthermore, unforeseen changes in technology and changes in our plans to upgrade or expand our network may require us to spend more money than we expected and have a negative effect on our cash flow.

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

•                  Continuing efforts by Sprint to integrate the Sprint and Nextel businesses have had, and will continue to have, a negative impact on our business and prospects. As Sprint continues to integrate the marketing and sales of Sprint products and services with legacy Nextel products and services, more conflicts arise with how we conduct business in our territory. Additionally, in 2007, Sprint began migrating its subscribers to a new billing platform called Ensemble. Subscribers based in our territory began migrating to Ensemble in March of 2008 and, as of June 30, 2008, all Sprint subscribers based in our territory have been migrated to the new system.  We believe technical challenges associated with the migration resulted in increased churn, lower gross additions and additional credits provided to customers.  Additionally, during the migration we experienced delays and inaccuracies in the subscriber information we receive from Sprint.  As of June 30, 2008, we have not yet gained access to the same level of subscriber information we previously had.  Any delays in reestablishing this level of visibility into our subscriber information could make it more difficult for us to effectively manage our business.

•                  Our primary subscriber base is composed of individual consumers.  We believe the current economic downturn in the United States and elevated energy prices have negatively affected the behavior of consumers in our territories in ways that have negatively affected our business.  In the event of a prolonged economic downturn in the United States in which spending by individual consumers drops significantly, our current and potential subscribers, especially our sub-prime subscribers, may be unable or unwilling to purchase wireless services or pay their wireless bills and our business may continue to be negatively affected.

•                  The final outcome of our Nextel litigation with Sprint is unknown.  As discussed below in “Commitments and Contingencies”, on March 31, 2008, the Appellate Court of Illinois unanimously affirmed the 2006 Circuit Court’s decision.  On May 5, 2008, Sprint filed a petition of leave to appeal with the Supreme Court of Illinois. A decision on that petition is expected in the fall of 2008. The Circuit Court’s final order remains stayed pending the conclusion of the appeals process.  We cannot predict the outcome of the appeal process. If we do not prevail, Sprint may be permitted to operate the legacy Nextel business in our territory in a manner that adversely affects our business and operations.  If we do prevail, we do not know Sprint’s intentions for complying with the Circuit Court’s order and its impact on our business.  In addition, as with any litigation, it is possible that the parties may settle the dispute.  In that event, we cannot speculate as to the terms and conditions of any such settlement, which could include a material economic change in our relationship with Sprint.

•                  The final outcome of our WiMax litigation with Sprint is unknown.  As discussed below in “Commitments and Contingencies”, on May 7, 2008, Sprint Nextel filed a complaint for declaratory judgment in the Court of Chancery of the State of Delaware seeking to have that court rule that its proposed WiMax transaction is not a violation of the Sprint Nextel agreements with iPCS.  On May 12, 2008, certain of our subsidiaries filed a lawsuit against Sprint Nextel in the Circuit Court of Cook County, Illinois, seeking declaratory and injunctive relief with respect to Sprint Nextel’s proposed WiMax transaction.  We cannot predict the outcome of these legal proceedings. If we do not prevail, Sprint may be permitted to operate, through its Clearwire joint venture, a mobile WiMax network in our territory that could adversely affect our business and operations by introducing a competitive product that may reduce demand for our products and services.  If we do prevail, we do not know Sprint’s intentions for complying with any ruling and its impact on our business.  In addition, as with any litigation, it is possible that the parties may settle the dispute.  In that event, we cannot speculate as to the terms and conditions of any such settlement, which could include a material economic change in our relationship with Sprint.

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

On September 28, 2006, Sprint appealed the ruling to the Appellate Court of Illinois, First Judicial District, and, at Sprint’s request, the Circuit Court’s ruling was stayed by the Appellate Court pending the appeal. On March 31, 2008, the Appellate Court unanimously affirmed the 2006 Circuit Court decision.  On May 5, 2008, Sprint filed a petition for leave to appeal with the Supreme Court of Illinois. A decision on that petition is expected in the fall of 2008. The Circuit Court’s final order remains stayed pending the conclusion of the appeals process.

Sprint Arbitration.  Pursuant to the recent amendments of our affiliation agreements with Sprint PCS, we and Sprint agreed to dismiss the arbitration proceedings relating to Sprint’s proposed rates for providing back-office services to us for the three-year period commencing on January 1, 2007.

Sprint Nextel Litigation with respect to the Sprint-Clearwire Transaction.  On May 7, 2008, Sprint Nextel announced a transaction between itself, Clearwire Corporation, and certain other parties (the “Sprint-Clearwire Transaction”).  The same day, Sprint Nextel filed a complaint for declaratory judgment against us and certain of our subsidiaries in the Court of Chancery of the State of Delaware.  In that lawsuit, Sprint Nextel seeks a declaration that the Sprint-Clearwire Transaction would not constitute a breach of the Sprint affiliation agreements it has with us.

On May 12, 2008, we and certain of our subsidiaries filed a lawsuit against Sprint Nextel Corporation and certain of its affiliates in the Circuit Court of Cook County, Illinois, seeking declaratory and injunctive relief with respect to the Sprint-Clearwire Transaction.  In that case, we and our affiliates seek a declaration that the Sprint-Clearwire Transaction, if consummated, would constitute a breach of the Sprint affiliation agreements it has with us, and also seek an injunction barring Sprint Nextel from closing on the Sprint-Clearwire Transaction, until it complies with the affiliation agreements. The case is currently stayed pending certain events in the Delaware litigation.  Sprint Nextel has moved to dismiss the case or, in the alternative, to continue the stay.  We have moved to lift the stay in the case.  The court has not yet ruled on either motion, both of which are currently scheduled to be heard on August 22, 2008.

On July 14, 2008, the Court of Chancery of the State of Delaware issued an opinion in the case pending before it.  The Delaware Court granted the motion to dismiss filed by two of our subsidiaries, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC and dismissed them from the Delaware litigation, and denied the motion to dismiss us and our subsidiary, iPCS Wireless, Inc.

On July 16, 2008, we filed an application to certify for appeal that portion of the Delaware Court’s ruling in which the Delaware Court refused to dismiss or stay the case in its entirety. On July 22, 2008, the Delaware Court denied that application. On July 23, 2008, we appealed that decision to the Supreme Court of Delaware. On July 28, 2008, iPCS Wireless, Inc. filed a counterclaim in the Delaware Court in which it seeks a declaration that the Sprint-Clearwire Transaction, if consummated, would constitute a breach of the Sprint affiliation agreements.  The same day, we and iPCS Wireless, Inc. filed a motion to dismiss the remainder of the case pending before it or, in the alternative, to transfer the case to the Superior Court of the State of Delaware.  The court has not yet ruled on that motion, which is currently scheduled to be heard on August 8, 2008.

In addition to the foregoing, from time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not currently a party to any such legal proceedings, the adverse outcome to which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

Nortel Networks Equipment Agreements

On December 29, 2006, we signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling $17.1 million in aggregate. As of June 30, 2008, we have paid the full $17.1 million of this commitment.

Contractual Obligations and Off-Balance Sheet Arrangements

For information regarding contractual obligations and off-balance sheet arrangements, see the captions “Contractual Obligations” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  At June 30, 2008, there had not been a material change to the contractual obligations or off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 except as follows (in thousands):

•                  3-month LIBOR decreased approximately 200 basis points, from approximately 4.7% at December 31, 2007 to approximately 2.8% at June 30, 2008.  Based on this reduction in LIBOR, cash interest related to our long-term variable rate debt would decrease by $2,316, $8,283, $18,513 and $7,989 for 2008, 2009-2010, 2011-2012 and thereafter, respectively.

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

In July 2007, we entered into an interest rate swap agreement that effectively fixes the interest rate on $300.0 million of our variable rate indebtedness at 7.47% for three years starting August 1, 2007. The fair value of our interest rate swap was a $11.1 million liability at June 30, 2008. A hypothetical increase of 100 basis points in average market interest rates would increase the fair value of our interest rate swap by approximately $6.7 million. A decrease of 100 basis points in average market interest rates would decrease the fair value of our interest rate swap by approximately $6.8 million. A prospective increase of 100 basis points in the interest rate applicable to the remaining $175.0 million of variable rate indebtedness would result in an increase of approximately $1.8 million in our annual interest expense. At June 30, 2008, after consideration of the interest rate swap described above, approximately 37% of our debt is subject to variable interest rates.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares of common stock the Company acquired during the second quarter of 2008:

Issuer Purchases of Equity Securities

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2008 to April 30, 2008	—	—	—	—
May 1, 2008 to May 31, 2008	—	—	—	—
June 1, 2008 to June 30, 2008	369	$29.63	—	—
Total	369	$29.63	—	—

(a)          On June 30, 2008, as allowed for under the iPCS Second Amended and Restated 2004 Long-Term Incentive Plan, shares were withheld from an employee to satisfy certain tax withholding obligations in connection with vesting of restricted stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on May 22, 2008, the stockholders voted on the following:

1.  The election of eight directors to our board of directors:

	For	Withheld
Timothy M. Yager	13,029,283	26,266
Timothy G. Biltz	13,046,283	9,266
Jeffrey W. Jones	13,046,128	9,421
Ryan L. Langdon	12,997,709	57,840
Kevin M. Roe	13,046,128	9,421
Mikal J. Thomsen	12,997,864	57,685
Nicholas J. Vantzelfde	13,046,283	9,266
Eric L. Zinterhofer	12,996,564	58,985

2.  The approval of the iPCS Second Amended and Restated 2004 Long-Term Incentive Plan, including the reservation of an additional 600,000 shares of common stock that may be issued as awards under the plan:

For	Against	Abstain	Broker Non-Votes
8,790,235	2,035,131	9,000	2,221,184

3.  The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2008:

For	Against	Abstain
13,051,450	3,500	600

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of iPCS, Inc. (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by iPCS, Inc. on July 1, 2005)
3.2	Amended and Restated Bylaws of iPCS, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 10-QT filed by iPCS, Inc. on February 14, 2006)
3.3	Amendment to the Amended and Restated Bylaws of iPCS, Inc. (Incorporated by reference to Exhibit 99.1 to the Form 8- K filed by iPCS, Inc. on January 4, 2008)
3.4	Certificate of Incorporation of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.4 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)
3.5	Bylaws of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.5 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)
3.6	Certificate of Incorporation of iPCS Equipment, Inc. (Incorporated by reference to Exhibit 3.6 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)
3.7	Bylaws of iPCS Equipment, Inc. (Incorporated by reference to Exhibit 3.7 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)
3.8	Articles of Organization of Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 3.7 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)
3.9	Operating Agreement of Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 3.8 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)
3.10	Articles of Incorporation of Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 3.9 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)
3.11	Regulations of Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 3.10 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)
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

4.8

First Amendment to the Second Lien Security Agreement, dated as of October 10, 2007, made by iPCS, Inc. and the Guarantors in favor of U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by iPCS, Inc. on November 8, 2007)

10.1	iPCS Second Amended and Restated 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by iPCS, Inc. on May 23, 2008)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPCS, Inc.

	By:	/s/ TIMOTHY M. YAGER
Timothy M. Yager
President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2008
	By:	/s/ STEBBINS B. CHANDOR, JR.
Stebbins B. Chandor, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2008