Form 10-Q
period 2008-09-30
iPCS, INC
filed 2008-11-04
CIK 1108727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☒ No ☐

As of October 31, 2008, there were 17,166,967 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(In thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007 (a)

Assets
Current Assets:
Cash and cash equivalents	$69,866	$77,599
Accounts receivable, net of allowance for doubtful accounts of $8,633 and $9,635, respectively	35,378	29,774
Receivable from Sprint (Note 3)	31,623	41,509
Inventories, net	8,753	5,277
Assets held for sale (Note 4)	389	2,680
Prepaid expenses	7,066	6,792
Other current assets	110	81
Total current assets	153,185	163,712
Property and equipment, net (Note 4)	160,233	128,677
Financing costs, net	6,763	7,794
Deferred customer activation costs	4,146	4,728
Intangible assets, net (Note 5)	92,896	99,777
Goodwill (Note 5)	141,783	141,783
Other assets	421	353
Total assets	$559,427	$546,824

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$19,615	$6,136
Accrued expenses	19,159	14,791
Payable to Sprint (Note 3)	48,391	49,205
Deferred revenue	12,839	11,176
Accrued interest	5,590	6,216
Current maturities of long-term debt and capital lease obligations (Note 6)	33	30
Total current liabilities	105,627	87,554
Deferred customer activation fee revenue	4,146	4,728
Interest rate swap (Note 7)	10,970	11,607
Other long-term liabilities	6,840	7,331
Long-term debt and capital lease obligations, excluding current maturities (Note 6)	475,412	475,438
Total liabilities	602,995	586,658

Commitments and contingencies (Note 13)

Stockholders’ Deficiency:
Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 17,166,967 and 17,112,244 shares issued and outstanding, respectively	172	171
Additional paid-in-capital	166,446	161,072
Accumulated deficiency	(199,216)	(189,470)
Accumulated other comprehensive loss (Note 11)	(10,970)	(11,607)
Total stockholders’ deficiency	(43,568)	(39,834)
Total liabilities and stockholders’ deficiency	$559,427	$546,824

(a)             Derived from the Company’s audited financial statements as of December 31, 2007.

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenue:
Service revenue	$96,097	$92,129	$282,370	$267,074
Roaming revenue	32,282	46,287	94,083	119,284
Equipment and other	3,678	3,661	10,633	9,805
Total revenue	132,057	142,077	387,086	396,163
Operating Expense:
Cost of service and roaming (exclusive of depreciation and amortization, as shown separately below)	74,520	79,534	213,167	231,688
Cost of equipment	15,905	12,880	40,442	38,829
Selling and marketing	18,091	17,785	52,394	57,467
General and administrative	10,028	5,678	25,108	21,275
Depreciation (Note 4)	10,592	10,775	33,809	34,644
Amortization of intangible assets (Note 5)	2,295	8,794	6,882	23,982
Loss on disposal of property and equipment, net	71	65	329	130
Total operating expense	131,502	135,511	372,131	408,015
Operating income (loss)	555	6,566	14,955	(11,852)
Interest income	316	886	1,420	3,984
Interest expense	(8,320)	(9,853)	(25,456)	(26,951)
Debt extinguishment costs (Note 6)	—	—	—	(30,501)
Other income (loss), net	63	(3)	93	129
Loss before provision for income tax	(7,386)	(2,404)	(8,988)	(65,191)
Provision for income tax (Note 8)	108	—	758	—
Net loss	$(7,494)	$(2,404)	$(9,746)	$(65,191)

Basic and diluted loss per share of common stock:
Loss available to common stockholders	$(0.44)	$(0.14)	$(0.57)	$(3.84)

Weighted average basic and diluted common shares outstanding	17,159,794	17,038,040	17,150,061	16,969,488

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(9,746)	$(65,191)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Loss on disposal of property and equipment, net	329	130
Depreciation and amortization	40,691	58,626
Non-cash interest expense, net of amortization of debt fair value adjustment	1,032	362
Debt extinguishment costs	—	30,501
Stock-based compensation expense	4,778	8,130
Provision for doubtful accounts	15,791	14,311
Changes in assets and liabilities:
Accounts receivable	(21,395)	(14,974)
Receivable from Sprint	9,885	(3,522)
Inventories, net	(3,476)	277
Prepaid expenses, other current and long term assets	206	(332)
Accounts payable, accrued expenses and other long term liabilities	5,753	(6,785)
Payable to Sprint	(815)	(6,066)
Deferred revenue	1,081	1,466
Net cash flows provided by operating activities	44,114	16,933
Cash flows from investing activities:
Purchases of property and equipment	(52,435)	(25,499)
Proceeds from disposition of property and equipment	156	552
Net cash flows used in investing activities	(52,279)	(24,947)
Cash flows from financing activities:
Proceeds from senior secured notes	—	475,000
Repayments of senior notes	—	(290,000)
Tender premium on senior notes	—	(34,155)
Payments on capital lease obligations	(22)	(18)
Debt financing costs	—	(8,475)
Proceeds from the exercise of stock options	582	3,445
Payment of special cash dividend (Note 10)	(109)	(186,508)
Other	(19)	—
Net cash flows provided by (used in) financing activities	432	(40,711)
Net decrease in cash and cash equivalents	(7,733)	(48,725)
Cash and cash equivalents at beginning of period	77,599	120,499
Cash and cash equivalents at end of period	$69,866	$71,774

Supplemental disclosure of cash flow information- cash paid for interest	$26,278	$30,462
Supplemental disclosure for non-cash investing activities:
Capitalized interest	$1,300	$549
Accounts payable and accrued expenses incurred for the acquisition of property, equipment and construction in progress	12,070	3,224
Capital lease obligations incurred for the acquisition of property and equipment	—	161
Supplemental disclosure for non-cash financing activities:
Dividends declared, but not paid	$—	$507

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

The unaudited consolidated balance sheets as of September 30, 2008 and December 31, 2007, the unaudited consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K which includes information and disclosures not presented herein. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2008 are not indicative of the results that may be expected for the full year 2008.

(2)  Summary of Significant Accounting Policies

Loss Per Share

Basic and diluted loss per share for the Company are calculated by dividing the net loss by the weighted average number of shares of common stock of the Company. The calculation was made in accordance with SFAS No. 128, “Earnings Per Share.” The basic and diluted loss per share are the same because the inclusion of the incremental potential shares of common stock from any assumed exercise of stock options is antidilutive. Potential shares of common stock excluded from the loss per share computations for both of the three and nine months ended September 30, 2008 and 2007 were 1,406,094 and 895,331, respectively.

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

(3)  Sprint Agreements

Each of iPCS Wireless, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC has entered into affiliation agreements with Sprint. Under these agreements, which have been amended from time to time, most recently on March 3, 2008, Sprint provides the Company significant support services such as customer service, billing, long distance transport services, national network operations support, national pricing plans, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution and product development.

The costs incurred by the Company for the support services provided by Sprint are determined on a per average monthly cash cost per user (“CCPU”) rate and on a monthly cost per gross addition (“CPGA”) rate. For 2007, the CCPU rate was $7.50 and the CPGA rate was $20.00. For 2008, the CCPU rate is $6.50, subject to adjustment as described below, and the CPGA rate is $19.00.

The CCPU rate in effect from 2008 through 2010 is to be reduced from the then current rate by $0.15 if the Company hits certain milestones with respect to its voluntary deployment of EV-DO Rev. A, the most recent version of the further evolution of code division multiple access (“CDMA”) high-speed data technology called Evolution Data Optimized (“EV-DO”). Specifically, the CCPU rates set forth above are reduced by $0.15 from the then current rate when the Company’s EV-DO Rev. A deployment covers at least 6.0 million in population (“POPs”); by another $0.15 from the then current rate when the Company covers at least 7.0 million POPs; and by another $0.15 from the then current rate when the Company covers at least 9.0 million POPs.  The Company’s EV-DO Rev. A deployment exceeded 6.0 million POPs during June 2008 and exceeded 7.0 million POPs during July 2008.  As a result, the CCPU rate was reduced to $6.35 starting July 1, 2008, was further reduced to $6.20 starting August 1, 2008 for the remainder of 2008, and will be further reduced to $5.85 and $5.55 for 2009 and 2010, respectively, subject to any further adjustments related to incremental EV-DO Rev. A coverage.

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

Roaming expense is recorded in cost of service and roaming within the statements of operations. Cost of service and roaming transactions with Sprint include the 8% affiliation fee, long distance, roaming expense and Sprint’s CCPU charges for support services. Cost of equipment relates to inventory sold by the Company that was purchased from Sprint under the Company’s affiliation agreements with Sprint. Selling and marketing transactions relate to subsidized costs on wireless handsets and commissions under Sprint’s national distribution program.

For the three and nine months ended September 30, 2008, approximately 97% of the Company’s revenue was derived from data provided by Sprint, compared to 97% and 98% for the three and nine months ended September 30, 2007, respectively.  For each of the three and nine months ended September 30, 2008, approximately 58% of the Company’s cost of service and roaming was derived from data provided by Sprint.  For the three and nine months ended September 30, 2007, approximately 64% and 66%, respectively, of the Company’s cost of service and roaming was derived from data provided by Sprint.  The Company reviews all charges from Sprint and can dispute certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint can charge the Company for certain expenses under the terms of the Sprint affiliation agreements.  Under the dispute provisions of its affiliation agreements with Sprint, the Company is currently requesting additional information related to various amounts charged to the Company by Sprint, including amounts for customer credits, late fees and bad debt recoveries, for which third quarter amounts differ from historical trends.  With the exception of Sprint acknowledged errors, the Company has recorded in its financial statements the amounts assessed by Sprint.  The outcome of the Company’s review of this information is unknown at this time.

Amounts relating to the Sprint affiliation agreements for the three and nine months ended September 30, 2008 and 2007 and as of September 30, 2008 and December 31, 2007 are as follows (in thousands):

	For the Three Months Ended		For the Nine months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Amounts included in the Consolidated Statements of Operations:
Service revenue	$96,097	$92,129	$282,370	$267,074
Roaming revenue	$32,282	$46,287	$94,083	$119,284
Cost of service and roaming:
Roaming	$19,318	$24,911	$54,148	$74,846
Customer service	13,959	14,886	40,798	44,047
Affiliation fees	7,705	7,126	22,071	21,135
Long distance and other	1,945	3,189	7,004	11,862
Total cost of service and roaming	$42,927	$50,112	$124,021	$151,890
Cost of equipment	$15,905	$12,880	$40,442	$38,829
Selling and marketing	$2,266	$3,478	$7,311	$13,969

	September 30, 2008	December 31, 2007
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$31,623	$41,509
Payable to Sprint	48,391	49,205

(4)  Property and Equipment

Property and equipment consists of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Network assets	$265,862	$232,874
Land	114	114
Building	1,566	1,566
Computer equipment	6,111	5,043
Furniture, fixtures, and office equipment	8,576	8,086
Vehicles	2,513	2,167
Construction in progress	44,460	16,983
Total property and equipment	329,202	266,833
Less accumulated depreciation and amortization	(168,969)	(138,156)
Total property and equipment, net	$160,233	$128,677

The Company currently has for sale its remaining Motorola equipment which was replaced with Nortel equipment. The Company classifies these assets as Assets held for sale.  During the three and nine months ended September 30, 2008, the Company recognized impairment charges of $1.9 million and $2.2 million, respectively, related to these assets to reduce the carrying value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The impairment charges are included in depreciation and the reduction in carrying value records these assets at fair value less costs to sell in anticipation of their future sale.

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

The Company recognized a $1.2 million impairment charge related to its FCC license in the three months ended September 30, 2007 and such amount is included in amortization of intangible assets.  This FCC license is for sale; however, the Company believes the sale of this asset is unlikely within the next year.

The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license	—	$300	$—	$300
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(33,925)	92,596
Customer base	30 months	71,956	(71,956)	—
	117 months	$198,777	$(105,881)	$92,896

	December 31, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license	—	$300	$—	$300
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(27,044)	99,477
Customer base	30 months	71,956	(71,956)	—
	117 months	$198,777	$(99,000)	$99,777

Amortization expense for the three months ended September 30, 2008 and 2007 was $2.3 million and $8.8 million, respectively.  Amortization expense for the nine months ended September 30, 2008 and 2007 was approximately $6.9 million and $24.0 million, respectively.  Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows:

Year Ended December 31
2008	$9,176
2009	9,176
2010	9,176
2011	9,176
2012	9,176
Thereafter	53,597
Total	$99,477

(6)  Long-Term Debt

Long-term debt consists of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
First lien senior secured floating rate notes	$300,000	$300,000
Second lien senior secured floating rate notes	175,000	175,000
Capital lease obligations	445	468
Total long-term debt and capital lease obligations	475,445	475,468
Less: current maturities	(33)	(30)
Long-term debt and capital lease obligations, excluding current maturities	$475,412	$475,438

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

Interest on the First Lien Notes accrues at an annual rate equal to three-month LIBOR plus 2.125% and is payable quarterly in cash on February 1, May 1, August 1 and November 1 of each year. Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 3.25% and is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The Company may elect to pay interest on the Second Lien Notes entirely in cash or entirely by increasing the principal amount of the Second Lien Notes (“PIK Interest”). PIK Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 4.0%. Since issuance, the Company has paid all of its interest relating to the Second Lien Notes in cash. Three-month LIBOR for the Secured Notes resets on February 1, May 1, August 1 and November 1 of each year and was 2.80% on September 30, 2008. On November 3, 2008, three-month LIBOR for the Secured Notes was 3.19%.

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

$125.0 Million 11 3/8% Senior Notes

In connection with the merger with Horizon PCS in 2005, iPCS, Inc. assumed the obligations for the $125.0 million of 11 3/8% senior notes previously issued by Horizon PCS as part of Horizon PCS’s plan of reorganization. The allocation of the purchase price resulted in an increase of the value of the 11 3/8% senior notes of approximately $14.7 million, which was recorded as long-term debt in the Consolidated Balance Sheet. This amount was to be amortized over the remaining life of the senior notes as a reduction to interest expense. For the three and nine months ended September 30, 2007, the reduction to interest expense was approximately $0.0 million and $0.6 million, respectively. This amortization did not increase the principal amount due to the senior note holders or reduce the amount of interest owed to the senior note holders.

With the proceeds of its Secured Notes offering in April 2007, the Company repurchased all of its outstanding 11 3/8% senior notes and reduced the unamortized balance of the fair value adjustment for the 11 3/8% senior notes to zero.

Capital Lease Obligations

Interest on capital lease obligations are all at fixed rates, which, on a weighted average basis, approximated 12.4% per annum at September 30, 2008.

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

As of September 30, 2008 and December 31, 2007, the fair value of the swap was approximately $11.0 million and $11.6 million, respectively, and is recorded on the Consolidated Balance Sheet as a long-term liability and in Accumulated other comprehensive loss. The change in fair value of the swap for the three and nine months ended September 30, 2008 was a decrease to the liability of $0.1 million and $0.6 million, respectively.  The change in fair value of the swap for the three and nine months ended September 30, 2007 was $6.1 million.  No component of the interest rate swap is excluded from the assessment of effectiveness and no ineffectiveness has been recognized on the swap since inception.

The amount of loss recorded in Accumulated other comprehensive loss at September 30, 2008 that is expected to be reclassified to interest expense in the next twelve months if interest rates underlying the Company’s fair value calculations remain unchanged is approximately $6.4 million.

(8)  Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No net benefit for federal income taxes has been recorded for the three and nine months ended September 30, 2008 and 2007 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a valuation allowance because it is considered more likely than not that these benefits will not be realized due to the Company’s losses since inception.  The current year tax provision relates to state income taxes which are estimated based upon the taxable income generated in each state.

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

iPCS Plan.  Under the iPCS Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards and cash incentive awards.  The stock options awarded to date under the iPCS Plan have a ten-year term with vesting on a quarterly basis over four years for employees and quarterly over one year for directors.  Restricted stock awards granted to date under the iPCS Plan vest on a quarterly basis over four years for employees, vest quarterly over one year for directors, and, with respect to the 2008 award of restricted stock to certain employees, vest entirely at the end of three years.  On May 22, 2008, the Company’s stockholders approved the Second Amended and Restated iPCS Plan, which included an increase of 600,000 in the number of shares available for issuance.  Giving effect to this amendment, the total number of shares that may be awarded under the iPCS Plan is 2,692,630 shares of common stock, of which amount, 637,806 shares remain available for awards as of September 30, 2008.

Horizon Plan.  Under the Horizon Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive or non-qualified stock options or stock appreciation rights. All of the stock options issued to date under the Horizon Plan have a ten-year life and vest equally in six-month increments over three years from the respective date of grant. The total number of shares that may be granted under the Horizon Plan is 558,602 shares of the Company’s common stock, which equals the number of shares underlying awards previously made under the Horizon Plan.

During the three and nine months ended September 30, 2008, the Company awarded 45,000 and 673,500 stock options to management and the board of directors at exercise prices between $16.77 and $26.98, which were the closing prices on the date of grants.  The fair value of each grant is estimated at the grant date using the Black Scholes option pricing method.  The table below outlines the assumptions used for the options granted during the three and nine months ended September 30, 2008:

	For the Three Months Ended September 30, 2008		For the Nine Months Ended September 30, 2008
	Range	Weighted Average	Range	Weighted Average
Risk free interest rate	4.17% to 4.17%	4.17%	2.62% to 4.17%	3.30%
Volatility		38.00%		38.00%
Dividend yield		0.00%		0.00%
Expected life in years		5.98		5.96
Fair value price		$8.84		$10.42

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

The following table shows stock-based compensation expense by type of share-based award for the three and nine months ended September 30, 2008 and 2007 included in the consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Nine months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Restricted stock	$254	$243	$808	$645
Amortization of deferred compensation of stock option awards	—	28	—	265
Fair value expense of stock option awards	793	755	2,979	2,469
Fair value expense of stock option modifications	—	—	—	643
Fair value expense of stock option modifications related to special cash dividend (Note 10)	71	374	991	4,108
Total stock-based compensation	$1,118	$1,400	$4,778	$8,130

The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized:

	Total Remaining Unrecognized Compensation Cost (in millions)	Weighted Average Remaining Required Service Period (in years)
Restricted stock	$2.3	2.37
Fair value expense of stock option awards	8.4	2.93

Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	For the Three Months Ended		For the Nine months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Cost of service and roaming	$116	$120	$442	$499
Selling and marketing	129	199	546	996
General and administrative	873	1,081	3,790	6,635
Total stock-based compensation	$1,118	$1,400	$4,778	$8,130

The following is a summary of options outstanding and exercisable at September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2007	851,431	$22.01
Granted	673,500	24.85
Exercised	(37,823)	15.38
Forfeited	(81,014)	24.10
Outstanding at September 30, 2008	1,406,094	$23.09	8.06	$5,559
Exercisable at September 30, 2008	756,469	$19.20	7.10	$5,425

The following is a summary of outstanding restricted shares for the nine months ended September 30, 2008:

	Shares	Weighted Average Fair Value Price
Restricted shares at December 31, 2007	62,836	$43.47
Granted	21,705	24.82
Vested	(16,241)	41.63
Forfeited	(4,067)	49.05
Restricted shares at September 30, 2008	64,233	$37.28

(10)  Special Cash Dividend

On April 26, 2007, the Board of Directors declared a special cash dividend of $11.00 per share, approximately $187.0 million in the aggregate, payable to all holders of record of the Company’s common stock on May 8, 2007.  Of this amount, approximately $186.5 million was paid on May 16, 2007.  The remaining unpaid dividends relate to restricted stock awards and are being paid out starting in July 2007 as these awards vest.  As of September 30, 2008, approximately $0.3 million of this dividend remains to be paid.

On May 2, 2007, in connection with such dividend, the Compensation Committee of the Board of Directors of the Company resolved that each stock option that was outstanding under the iPCS Plan and the Horizon Plan, on the trading day immediately preceding the trading day designated by the NASDAQ Stock Market as the ex-dividend date (the “Adjustment Date”) would be adjusted as follows effective as of the opening of business on the Adjustment Date:

•                  The number of shares of stock then subject to each option would be adjusted by dividing the number of shares of stock then subject to the option by the Adjustment Factor; and

•                  The exercise price of each option would be adjusted by multiplying the exercise price by the Adjustment Factor.

The “Adjustment Factor” was 0.78282 which was equal to one minus the percentage reduction in the closing sale price of a share of stock on the Adjustment Date reported by the NASDAQ Stock Market at the regular hours closing price (“Closing Price”) as compared to the Closing Price of a share of stock on the Adjustment Date minus $11.00. In addition, on the Adjustment Date, the number of shares under the iPCS Plan and the Horizon Plan was adjusted by dividing the number of shares of stock reserved for issuance by the Adjustment Factor; thereby increasing the number of shares reserved for issuance. The modification resulted in an additional 184,537 shares to 72 employees and directors who had options outstanding on the modification date. With this modification, the Company will record additional stock-based compensation expense of approximately $6.5 million, of which approximately $3.2 million was recorded as of the date of modification and the remainder is being recognized over the remaining vesting period for the options, subject to reduction for forfeitures. An additional $0.1 million and $1.0 million of compensation expense related to the modification was recorded in the three and nine months ended September 30, 2008, respectively, and an additional $0.4 million and $4.1 million was recorded in the three and nine months ended September 30, 2007, respectively, with the quarterly vesting of stock options.  As of September 30, 2008, approximately $0.6 million of additional stock-based compensation expense related to this modification remains to be recognized over the remaining vesting period of the options.

(11)  Comprehensive Income (Loss)

Comprehensive income (loss), which includes all changes in the Company’s equity during the period except transactions with stockholders, consisted of the following for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	For the Three Months Ended		For the Nine months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net loss	$(7,494)	$(2,404)	$(9,746)	$(65,191)
Other comprehensive income (loss) – Hedge (a)	131	(6,062)	637	(6,062)
Comprehensive loss	$(7,363)	$(8,466)	$(9,109)	$(71,253)

(a)                                  No net benefit for income tax has been recorded for the three and nine months ended September 30, 2008 and 2007, as the deferred asset generated, primarily from the temporary differences relating to the Company’s net operating loss, was offset by a valuation allowance because it is considered more likely than not that these benefits will not be recognized due to the Company’s losses since inception.

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

The Company’s fair value measurements in connection with the Company’s adoption of SFAS 157 were as follows as of September 30, 2008 and are based on Level 2 inputs (in thousands):

Money market funds (a)	$5,822
Commercial paper (a)	$35,220
Interest rate swap	$10,970

(a)                                  Included in Cash and cash equivalents on the Consolidated Balance Sheet.

(13)  Commitments and Contingencies

(a)  FCC Licenses

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

(b)  Litigation and Arbitration

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

On September 28, 2006, Sprint appealed the ruling to the Appellate Court of Illinois, First Judicial District, and, at Sprint’s request, the Circuit Court’s ruling was stayed by the Appellate Court pending the appeal. On March 31, 2008, the Appellate Court unanimously affirmed the 2006 Circuit Court decision.  On May 5, 2008, Sprint filed a petition for leave to appeal with the Supreme Court of Illinois. On September 24, 2008, the Supreme Court of Illinois denied Sprint’s petition for leave to appeal the Appellate Court’s decision.  On October 15, 2008, Sprint filed a motion with the Supreme Court of Illinois asking it to permit Sprint to file a motion to reconsider its decision only as it relates to the relief granted (i.e., the order requiring Sprint to cease owning, operating, and managing the Nextel wireless network in iPCS Wireless’s territory within 180 days of the final order).  A decision is expected on that motion later this year. The Circuit Court’s final order remains stayed pending the conclusion of the appeals process.  Sprint has also filed a motion with the Circuit Court seeking to vacate that Court’s original order.

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

On May 12, 2008, certain of the Company’s subsidiaries (the “iPCS Subsidiaries”) filed a lawsuit against Sprint Nextel Corporation and certain of its affiliates in the Circuit Court of Cook County, Illinois, seeking declaratory and injunctive relief with respect to the Sprint-Clearwire Transaction. In that case, the iPCS Subsidiaries seek a declaration that the Sprint-Clearwire Transaction, if consummated, would constitute a breach of the Sprint affiliation agreements with the iPCS Subsidiaries, and also seek an injunction barring Sprint Nextel from closing on the Sprint-Clearwire Transaction, until it complies with the affiliation agreements. Trial on this matter is currently scheduled to commence in December 2008.  On November 3, 2008, the iPCS Subsidiaries filed an emergency motion for preliminary injunction in the Circuit Court of Cook County, Illinois seeking to prevent Sprint Nextel from consummating the Sprint-Clearwire Transaction until such time that the Court can rule on the merits of the underlying litigation brought by the iPCS Subsidiaries against Sprint Nextel.

On July 14, 2008, the Court of Chancery of the State of Delaware issued an opinion related to the Sprint-Clearwire Transaction.  The Delaware Court granted the motion to dismiss filed by two of the Company’s subsidiaries, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC and dismissed them from the Delaware litigation, and denied the motion to dismiss the Company and its subsidiary, iPCS Wireless, Inc.  On July 28, 2008, the Company and iPCS Wireless,

Inc. filed a motion to dismiss the remainder of the case pending before it or, in the alternative, to transfer the case to the Superior Court of the State of Delaware.  The Court denied the motion to dismiss and did not rule on the motion to transfer.  Pursuant to a motion filed by iPCS Wireless, Inc. and the Company on October 8, 2008, the Delaware Court stayed all remaining Delaware litigation in favor of the lawsuit brought in Illinois by the Company’s subsidiaries.

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

(14)  Consolidating Financial Information

The Secured Notes are fully, unconditionally and joint and severally guaranteed by the Company’s domestic restricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., Bright PCS Holdings, Inc. and Bright Personal Communications Services, LLC, which are 100% owned subsidiaries of iPCS, Inc (see Note 6). The following consolidating financial information for iPCS, Inc. as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 is presented for iPCS, Inc. and the Company’s guarantor subsidiaries (in thousands):

Condensed Consolidating Balance Sheet

As of September 30, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$69,866	$—	$69,866
Other current assets	516,881	336,472	(770,034)	83,319
Total current assets	516,881	406,338	(770,034)	153,185
Property and equipment, net	—	160,233	—	160,233
Intangible assets, net	—	234,679	—	234,679
Other noncurrent assets	6,763	4,567	—	11,330
Investment in subsidiaries	178,336	—	(178,336)	—
Total assets	$701,980	$805,817	$(948,370)	$559,427
Current liabilities	$259,381	$616,280	$(770,034)	$105,627
Long-term debt	475,000	412	—	475,412
Other long-term liabilities	11,167	10,789	—	21,956
Total liabilities	745,548	627,481	(770,034)	602,995
Stockholders’ equity (deficiency)	(43,568)	178,336	(178,336)	(43,568)
Total liabilities and stockholders’ equity (deficiency)	$701,980	$805,817	$(948,370)	$559,427

Condensed Consolidating Balance Sheet

As of December 31, 2007

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$77,599	$—	$77,599
Other current assets	484,914	310,653	(709,454)	86,113
Total current assets	484,914	388,252	(709,454)	163,712
Property and equipment, net	—	128,677	—	128,677
Intangible assets, net	—	241,560	—	241,560
Other noncurrent assets	7,794	5,081	—	12,875
Investment in subsidiaries	186,048	—	(186,048)	—
Total assets	$678,756	$763,570	$(895,502)	$546,824
Current liabilities	$231,657	$565,351	$(709,454)	$87,554
Long-term debt	475,000	438	—	475,438
Other long-term liabilities	11,933	11,733	—	23,666
Total liabilities	718,590	577,522	(709,454)	586,658
Stockholders’ equity (deficiency)	(39,834)	186,048	(186,048)	(39,834)
Total liabilities and stockholders’ equity (deficiency)	$678,756	$763,570	$(895,502)	$546,824

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$132,057	$—	$132,057
Cost of revenue	—	90,425	—	90,425
Selling and marketing	—	18,091	—	18,091
General and administrative	558	9,470	—	10,028
Depreciation and amortization	—	12,887	—	12,887
Loss on disposal of property and equipment, net	—	71	—	71
Total operating expense	558	130,944	—	131,502
Other, net	(2,212)	(5,729)	—	(7,941)
Income in subsidiaries	(4,724)	—	4,724	—
Income (loss) before provision for income tax	(7,494)	(4,616)	4,724	(7,386)
Provision for income tax	—	108	—	108
Net income (loss)	$(7,494)	$(4,724)	$4,724	$(7,494)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2007

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$142,077	$—	$142,077
Cost of revenue	—	92,414	—	92,414
Selling and marketing	—	17,785	—	17,785
General and administrative	683	4,995	—	5,678
Depreciation and amortization	—	19,569	—	19,569
Loss on disposal of property and equipment, net	—	65	—	65
Total operating expense	683	134,828	—	135,511
Other, net	(10,008)	1,038	—	(8,970)
Loss in subsidiaries	8,287	—	(8,287)	—
Loss before provision for income tax	(2,404)	8,287	(8,287)	(2,404)
Benefit from income tax	—	—	—	—
Net loss	$(2,404)	$8,287	$(8,287)	$(2,404)

Condensed Consolidating Statement of Operations

For the Nine months Ended September 30, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$387,086	$—	$387,086
Cost of revenue	—	253,609	—	253,609
Selling and marketing	—	52,394	—	52,394
General and administrative	2,033	23,075	—	25,108
Depreciation and amortization	—	40,691	—	40,691
Loss on disposal of property and equipment, net	—	329	—	329
Total operating expense	2,033	370,098	—	372,131
Other, net	—	(23,943)	—	(23,943)
Loss in subsidiaries	(7,713)	—	7,713	—
Loss before provision for income tax	(9,746)	(6,955)	7,713	(8,988)
Provision for income tax	—	758	—	758
Net loss	$(9,746)	$(7,713)	$7,713	$(9,746)

Condensed Consolidating Statement of Operations

For the Nine months Ended September 30, 2007

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$396,163	$—	$396,163
Cost of revenue	—	270,517	—	270,517
Selling and marketing	—	57,467	—	57,467
General and administrative	1,830	19,445	—	21,275
Depreciation and amortization	—	58,626	—	58,626
Loss on disposal of property and equipment, net	—	130	—	130
Total operating expense	1,830	406,185	—	408,015
Other, net	(46,757)	(6,582)	—	(53,339)
Loss in subsidiaries	(16,604)	—	16,604	—
Loss before provision for income tax	(65,191)	(16,604)	16,604	(65,191)
Benefit from income tax	—	—	—	—
Net loss	$(65,191)	$(16,604)	$16,604	$(65,191)

Condensed Consolidating Statement of Cash Flows

For the Nine months Ended September 30, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$(454)	$44,568	$—	$44,114
Investing activities	—	(52,279)	—	(52,279)
Financing activities	454	(22)	—	432
Net decrease in cash and cash equivalents	—	(7,733)	—	(7,733)
Cash and cash equivalents at beginning of period	—	77,599	—	77,599
Cash and cash equivalents at end of period	$—	$69,866	$—	$69,866

Condensed Consolidating Statement of Cash Flows

For the Nine months Ended September 30, 2007

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$(99,725)	$116,658	$—	$16,933
Investing activities	—	(24,947)	—	(24,947)
Financing activities	99,725	(140,436)	—	(40,711)
Net decrease in cash and cash equivalents	—	(48,725)	—	(48,725)
Cash and cash equivalents at beginning of period	—	120,499	—	120,499
Cash and cash equivalents at end of period	$—	$71,774	$—	$71,774

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, include, but are not limited to:

•                  our dependence on our affiliation with Sprint, as well as its reputation and performance in the marketplace;

•                  the impact and final outcome of our litigation with Sprint regarding its merger with Nextel, including the scope of our exclusivity, and Sprint’s plans for the Nextel business going forward;

•                  the impact and final outcome of our litigation with Sprint regarding Sprint’s proposed WiMax transaction with Clearwire, including the scope of our exclusivity, and Sprint’s plans for the Clearwire transaction going forward;

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

•                  inaccuracies or delays in our financial and other information provided to us by Sprint PCS, particularly in light of our recent migration to Sprint’s Ensemble platform;

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

Definitions of Operating Metrics

In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we provide certain financial measures that are calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) and as adjusted to GAAP (“non-GAAP”) to assess our financial performance. In addition, we use certain non-financial terms that are not measures of financial performance under GAAP. Terms such as “gross subscriber additions”, “net subscriber additions” and “churn” are terms used in the wireless telecommunications industry. The non-GAAP financial measures of average revenue per user (“ARPU”) and cost per gross addition (“CPGA”) reflect standard measures of performance commonly used in the wireless telecommunications industry. The non-financial terms and the non-GAAP measures reflect wireless telecommunications industry conventions and are commonly used by the investment community for comparability purposes. The non-GAAP financial measures included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are reconciled below in “Reconciliation of Non-GAAP Financial Measures” and, together with the non-financial terms, are summarized as follows:

•                  Gross subscriber additions for the period represent the number of new activations during the period (excluding transfers into our territory).

•                  Net subscriber additions for the period represented is calculated as the gross subscriber additions in the period less the number of subscribers deactivated plus the net subscribers transferred in or out of our markets during the period.

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

Business Overview

As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in 81 markets including markets in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. The territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our PCS network is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, co-branded dealers, major national retailers and local third party distributors. As of September 30, 2008, our licensed territory had a total population of approximately 15.1 million residents, of which our wireless network covered approximately 12.4 million residents, and we had approximately 674,400 subscribers.

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

We have been, and continue to be, engaged in litigation with Sprint regarding its merger with Nextel and, more recently, its proposed Clearwire joint venture, which will combine Sprint’s and Clearwire’s broadband businesses to offer a nationwide mobile WiMax network.  Sprint’s operation of the legacy Nextel business in our territory must comply with the August 2006 ruling of the Delaware Court of Chancery.  The favorable ruling we received from the Illinois Circuit Court requiring Sprint to cease owning, operating and managing the Nextel wireless network in iPCS Wireless’s territory within 180 days has been “stayed” pending the completion of the appeals process initiated by Sprint.  We do not know the final outcome of our litigation against Sprint. If we do not prevail, Sprint may engage in conduct that has a material adverse effect on our business and operations. If we do prevail, we do not know Sprint’s intentions for complying with the Circuit Court’s order, or any future ruling related to the proposed Clearwire joint venture, and the impact on our business. We intend to continue to vigorously protect and enforce our rights, but there is no assurance that we will prevail.  For a detailed discussion of our litigation with Sprint, see “—Commitments and Contingencies” below.

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

Under our affiliation agreements with Sprint PCS, the costs we incur for the support services provided by Sprint are determined on a per average monthly cash cost per user (“CCPU”) rate and on a monthly cost per gross addition (“CPGA”) rate. Pursuant to the amendments of our affiliation agreements with Sprint PCS, the rates through 2010 are as follows:

Year		CCPU		CPGA
2007		$7.50		$20.00

2008	January – June	$6.50		$19.00
	July	$6.35		$19.00
	August – December	$6.20	*	$19.00

2009		$5.85	*	$19.00

2010		$5.55	*	$19.00

*                                          Subject to further adjustment as described below.

Beginning on January 1, 2011, the rates will be reset each year based on the amount necessary to recover Sprint PCS’s reasonable costs for providing these services to us and the other PCS Affiliates of Sprint.

The CCPU rate in effect from 2008 through 2010 is to be reduced from the then current rate by $0.15 if we hit certain milestones with respect to our voluntary deployment of EV-DO Rev. A, the most recent version of the further evolution of code division multiple access (“CDMA”) high-speed data technology called Evolution Data Optimized (“EV-DO”). Specifically, the CCPU rates set forth above are reduced by $0.15 from the then current rate when our EV-DO Rev. A deployment covers at least 6.0 million in population (“POPs”), by another $0.15 from the then current rate when we cover at least 7.0 million POPs; and by another $0.15 from the then current rate when we cover at least 9.0 million POPs.  Our EV-DO Rev. A deployment coverage exceeded 6.0 million POPs during June 2008 and exceeded 7.0 million POPs during July 2008.  As a result, our CCPU rate was reduced to $6.35 starting July 1, 2008, was further reduced to $6.20 starting August 1, 2008 for the remainder of 2008 and will be further reduced to $5.85 and $5.55 in 2009 and 2010, respectively.  As of September 30, 2008, our EV-DO Rev. A deployment covered in excess of 7.0 million POPs.  Based on our subscriber count of approximately 674,400 at September 30, 2008, each $0.15 reduction in the CCPU rate will result in an approximate $1.2 million reduction to our annual operating expense.

We receive roaming revenue when subscribers of Sprint and other PCS Affiliates of Sprint incur minutes of use in our territories, and we incur expense to Sprint and to other PCS Affiliates of Sprint when our subscribers incur minutes of use in the territories of Sprint and other PCS Affiliates of Sprint. Prior to January 1, 2008, we settled voice and 2G data roaming and 3G data roaming separately with Sprint and the other remaining PCS Affiliates of Sprint.  Effective January 1, 2008 through December 31, 2010, subject to adjustment as described below, 3G data roaming is no longer settled separately with Sprint; however, we continue to settle 3G data roaming separately with the other remaining PCS Affiliates of Sprint.  Pursuant to the amendments of our affiliation agreements with Sprint PCS, the reciprocal roaming rates through 2010 are as follows:

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

The following table sets forth the effect of the amended CCPU and CPGA rates and reciprocal roaming rates, including the provision providing for the elimination of 3G data roaming settlement between the parties, had they been in effect for the three and nine months ended September 30, 2007:

	For the Three Months September 30, 2007			For the Nine months Ended September 30, 2007
	As Reported	Adjustments	Pro Forma	As Reported	Adjustments	Pro Forma
Total revenue	$142.1	$(12.8)	$129.3	$396.2	$(29.7)	$366.5
Cost of service and roaming (exclusive of depreciation and amortization)	$79.5	(9.8)	$69.7	$231.7	(30.6)	$201.1
Selling and marketing	$17.8	(0.1)	$17.7	$57.5	(0.2)	$57.3

In the three months ended September 30, 2007, 3G data roaming revenue from Sprint exceeded 3G data roaming expense from Sprint by approximately $4.8 million.  In the nine months ended September 30, 2007, 3G data roaming revenue from Sprint exceeded 3G data roaming expense from Sprint by approximately $4.4 million.

The effect of the amendments would have been to reduce revenue by $12.8 million and to reduce expenses by $9.9 million for the three months ended September 30, 2007 and to reduce revenue by $29.7 million and to reduce expenses by $30.8 million for the nine months ended September 30, 2007.

Consolidated Results of Operations

Summary

For the three and nine months ended September 30, 2008 our net loss was $7.5 million and $9.7 million, respectively, compared to a net loss of $2.4 million and $65.2 million for the same periods in 2007.  The higher net loss for the nine months ended September 30, 2007 included $30.5 million of costs related to the repurchase of our 11-1/2% and 11-3/8% senior notes (see Note 6, Long-Term Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q).  Additionally, amortization expense for the three and nine months ended September 30, 2008 was $6.5 million and $17.1 million lower than the comparative 2007 periods, primarily reflecting the December 31, 2007 completion of the amortization of the intangible asset related to our Horizon PCS acquired customer base.  Both the three and nine months ended September 30, 2008 reflected higher subscriber revenue, primarily attributable to our larger subscriber base, as compared to the same periods in 2007.  Offsetting the increased subscriber revenue for the three and nine months ended September 30, 2008 were higher costs related to servicing a larger network and larger subscriber base, higher Sprint litigation related expenses and a deterioration of our roaming margin as compared to 2007.  Acquisition costs for new activations increased in the three months ended September 30, 2008, reflecting higher gross additions and higher commissions and subsidy per activation compared to the 2007 period.  Bad debt expense increased in the nine months ended September 30, 2008, reflecting an increase in uncollectable accounts and a reduction in recoveries of written-off accounts compared to the 2007 period.

Presented below is more detailed comparative data and discussion regarding our consolidated results of operations for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

For the Three and Nine months Ended September 30, 2008 compared to the Three and Nine months Ended September 30, 2007

Results of operations for any period less than one year are not necessarily indicative of results of operations for a full year. Results for the three and nine months ended September 30, 2008 give effect to the amendments to our Sprint affiliation agreements and are not comparable to the prior periods.

Key Performance Metrics.

Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics that we use for the relevant time periods:

	As of and for the Three Months Ended September 30,		Increase/		Percent
	2008	2007	(Decrease)		Change
Total Subscribers	674,400	622,100	52,300		8.4%
Gross Subscriber Additions	72,200	68,400	3,800		5.6
Net Subscriber Additions	20,400	10,100	10,300		102.0
Churn	2.3%	2.8%	(0.5	)pts	(17.9)
ARPU	$48.31	$49.78	$(1.47)		(3.0)
CPGA	$374	$358	$16		4.5

	As of and for the Nine months Ended September 30,		Increase/		Percent
	2008	2007	(Decrease)		Change
Total Subscribers	674,400	622,100	52,300		8.4%
Gross Subscriber Additions	193,200	211,700	(18,500)		(8.7)
Net Subscriber Additions	44,500	60,800	(16,300)		(26.8)
Churn	2.3%	2.4%	(0.1	)pts	(4.2)
ARPU	$48.39	$49.64	$(1.25)		(2.5)
CPGA	$376	$365	$11		3.0

Subscriber Additions.     Gross and net subscriber additions grew in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, reflecting significant increases in gross and net additions coming from Nextel customers within our territory switching to Sprint.  Despite this Nextel related growth, gross and net subscriber additions slowed in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  This slowing of gross and net additions in the nine month period can be attributed to tightened credit standards, an increasingly competitive landscape, increased overall wireless penetration in our markets, issues related to the billing system conversion at Sprint and an overall weakening economic environment.

Churn.     Churn for the three and nine months ended September 30, 2008 was lower than the 2007 periods reflecting improvements in churn from credit-related deactivations, particularly in the comparative three month period.   At September 30, 2008 approximately 84% of our subscribers were under contract compared to 89% at September 30, 2007.

Average Revenue Per User.     ARPU was negatively impacted in the three and nine months ended September 30, 2008 by increased credits provided by Sprint to customers in response to technical challenges related to its billing system conversion and for customer satisfaction purposes.  Average monthly credits per subscriber, including promotional credits, were $7.66 and $6.92 for the three and nine months ended September 30, 2008, respectively, as compared to $5.31 and $5.76 for the three and nine months ended September 30, 2007, respectively.  Additionally, ARPU was negatively impacted in 2008 by a reduction in revenue related to late fees Sprint charges to customers on delinquent accounts.  Average late fee revenue per subscriber was $0.52 and $0.81 for the three and nine months ended September 30, 2008, respectively, as compared to $1.44 and $1.37 for the three and nine months ended September 30, 2007, respectively.  Partially offsetting these downward pressures, ARPU was positively affected by an increase in monthly recurring revenue per subscriber for the three and nine months of 2008 compared to the 2007 periods.  These increases reflect the growing popularity of Sprint’s  “Simply Everything”, “Everything” and “Talk/Message” Plans.

Cost Per Gross Addition.     Fixed costs per gross addition remained flat in the three months ended September 30, 2008 compared to the 2007 three month period reflecting an increase in gross subscriber additions of 6%, offset by a larger sales force in the three months ended September 30, 2008 compared to the same period in 2007.  Variable costs per gross addition increased $16 in the three months ended September 30, 2008 compared to the same period in 2007, reflecting higher employee and agent commissions and higher handset subsidy costs.  Fixed costs per gross addition increased $18 in the nine months ended September 30, 2008 compared to the same period in 2007, due to a decrease in gross subscriber additions of 9% and a larger sales force in the nine months ended September 30, 2008 compared to the same period of 2007.  Offsetting this increase in fixed costs per gross addition, variable costs per gross addition decreased by $7 in the nine months ended September 30, 2008 compared to the same period in 2007, primarily reflecting lower handset subsidy costs in the first half of 2008.  At September 30, 2008, we operated 41 retail stores and managed 105 exclusive co-branded dealers compared to 40 retail stores and 87 exclusive co-branded dealers at September 30, 2007.

Revenue.

The following tables set forth a breakdown of revenue by type:

	For the Three Months Ended September 30,		Increase/	Percent
	2008	2007	(Decrease)	Change
Service revenue	$96,097	$92,129	$3,968	4.3%
Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint	23,764	38,431	(14,667)	(38.2)
Roaming revenue from other wireless carriers	4,619	3,983	636	16.0
Reseller revenue	3,899	3,873	26	0.7
Equipment and other revenue	3,678	3,661	17	0.5
Total revenue	$132,057	$142,077	$(10,020)	(7.1)

	For the Nine months Ended September 30,		Increase/	Percent
	2008	2007	(Decrease)	Change
Service revenue	$282,370	$267,074	$15,296	5.7%
Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint	69,916	98,007	(28,091)	(28.7)
Roaming revenue from other wireless carriers	12,375	9,324	3,051	32.7
Reseller revenue	11,792	11,953	(161)	(1.3)
Equipment and other revenue	10,633	9,805	828	8.4
Total revenue	$387,086	$396,163	$(9,077)	(2.3)

•                    Service revenue. Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes over plan, long distance, roaming usage charges, other feature revenue and late payment fee and early cancellation fee revenues. Deductions for billing adjustments, promotional credits and certain customer care credits are recorded as a reduction to service revenue. Our service revenue growth over the three and nine month periods consists of $6.9 million and $22.5 million, respectively, from additional subscribers, offset by decreases in ARPU of $3.0 million and $7.2 million, respectively.

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

For 2007, the reciprocal roaming rate was $0.0403 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania).   Effective January 1, 2008, these rates were reset to $0.0400 per minute for voice traffic (with certain markets in eastern and western Pennsylvania remaining at $0.10 per minute).  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, voice roaming revenue from subscribers of Sprint and other PCS Affiliates of Sprint, including toll revenue, decreased by $2.0 million, reflecting a significant decrease in roaming toll minutes and the decrease in the per minute rate.  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, voice roaming revenue from subscribers of Sprint and other PCS Affiliates of Sprint, including toll revenue, increased by $1.6 million, reflecting an increase in roaming minutes, offset by the decrease in the per minute rate.

For 2007, the reciprocal roaming rate was $0.0010 per kilobyte for data traffic.  Effective January 1, 2008 through December 31, 2010, data roaming with Sprint is not settled separately, however, we continue to settle separately 3G data roaming with the other remaining PCS Affiliates of Sprint.  Effective January 1, 2008, these rates were reset to $0.0003 per kilobyte for data traffic with the other remaining PCS Affiliates of Sprint.  The decrease for the three and nine months ended September 30, 2008 reflects the cessation of settlement of data roaming with Sprint.  Data roaming revenue with Sprint totaled $12.6 million and $29.3 million for the three and nine months ended September 30, 2007, respectively.

•                    Roaming revenue from other wireless carriers. We receive roaming revenue from wireless carriers other than Sprint and other PCS Affiliates of Sprint when subscribers of such other wireless carriers roam in our territory.  We do not have agreements with these other wireless carriers.  Instead, we rely on the roaming arrangements Sprint PCS has negotiated with these carriers and are unable to set terms and prices or otherwise monitor these relationships.  We are paid on a per minute and per kilobyte basis for voice traffic pursuant to these agreements.  For the three and nine months ended September 30, 2008, roaming minutes were 100.8 million and 252.8 million compared to 66.7 million and 164.4 million for the same periods in 2007, increases of 51% and 54%, respectively.  The average per minute rate decreased from $0.060 per minute and $0.057 per minute for the three and nine months ended September 30, 2007, respectively, to $0.046 and $0.049 per minute for the three and nine months ended September 30, 2008, respectively.  The majority of our roaming revenue from other wireless carriers is derived from customers of Alltel, which recently agreed to be acquired by Verizon Wireless. As a result, after the consummation of that transaction, we expect a decrease in our roaming revenue from Alltel over time.

•                    Reseller revenue. Through Sprint PCS we allow resellers, known as MVNOs, such as Virgin Mobile, to use our network. Pursuant to these arrangements, we are paid on a per minute and per kilobyte basis. The slight increase in reseller revenue for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 reflects an increase in the average reseller subscribers between the respective periods.  The slight decrease in reseller revenue for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 reflects decreased ARPU, partially offset by an increase in the average reseller subscribers between the respective periods.  For the three and nine months ended September 30, 2008, reseller ARPU was $5.19 and $5.32, respectively, compared to $5.20 and $5.43 for the three and nine months ended September 30, 2007.  Average reseller subscribers were approximately 250,400 and 246,400 for the three and nine months ended September 30, 2008, compared to approximately 248,500 and 244,800 for the three and nine months ended September 30, 2007.

•                     Equipment and other revenue. Equipment and other revenue is derived primarily from the sale of handsets and accessories to new customers and from current customers who upgrade their handsets through our retail and local distribution channels, in each case, net of sales incentives, rebates and an allowance for returns. The three months ended September 30, 2008 remained flat as compared to three months ended September 30, 2007, reflecting a similar number of new activations and upgrades as well as similar revenue per activated and upgraded handset during the comparable periods.  The increase in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, reflects higher revenue per new and upgraded handsets and a slightly higher number of upgrades.  These increasing factors are offset by lower accessories sales and lower activations.

Operating Expense.

The following tables set forth a breakdown of operating expense by type (dollars in thousands):

	For the Three Months Ended September 30,		Increase/	Percent
	2008	2007	(Decrease)	Change
Cost of service and roaming	$74,520	$79,534	$(5,014)	(6.3)%
Cost of equipment	15,905	12,880	3,025	23.5
Selling and marketing	18,091	17,785	306	1.7
General and administrative	10,028	5,678	4,350	76.6
Depreciation and amortization	12,887	19,569	(6,682)	(34.1)
Loss on disposal of property and equipment, net	71	65	6	9.2
Total operating expense	$131,502	$135,511	$(4,009)	(3.0)

	For the Nine months Ended September 30,		Increase/	Percent
	2008	2007	(Decrease)	Change
Cost of service and roaming	$213,167	$231,688	$(18,521)	(8.0)%
Cost of equipment	40,442	38,829	1,613	4.2
Selling and marketing	52,394	57,467	(5,073)	(8.8)
General and administrative	25,108	21,275	3,833	18.0
Depreciation and amortization	40,691	58,626	(17,935)	(30.6)
Loss on disposal of property and equipment, net	329	130	199	153.1
Total operating expense	$372,131	$408,015	$(35,884)	(8.8)

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

The decrease in cost of service and roaming for the three and nine months ended September 30, 2008 primarily reflects the cessation of settlement of data roaming with Sprint.  Data roaming expense with Sprint totaled $7.8 million and $24.9 million for the three and nine months ended September 30, 2007, respectively. Reflecting the decreases in our cash cost per user fee during 2008, our cost of service and roaming was lowered by $2.5 million and $6.3 million for the three and nine months ended September 30, 2008, respectively, as compared to the 2007 periods.  Offsetting these decreases, roaming expense with wireless carriers other than Sprint increased from $1.4 million and $3.9 million in the three and nine months ended September 30, 2007, respectively, to $4.8 million and $9.8 million in the three and nine months ended September 30, 2008, respectively.  In the three months ended September 30, 2008, bad debt decreased $1.7 million from $7.3 million in the three months ended September 30, 2007 to $5.6 million in the three months ended September 30, 2008.  This decrease in bad debt expense reflects an improvement in uncollectable accounts, partially offset by reduced recoveries of written-off accounts in the three months ended September 30, 2008 as compared to the 2007 period.  In the nine months ended September 30, 2008, bad debt expense increased $1.5 million from $14.3 million in the nine months ended September 30, 2007 to $15.8 million in the nine months ended September 30, 2008.  This increase in bad debt expense for the nine months ended September 30, 2008 reflects an increase in uncollectable accounts and a reduction in recoveries of written-off accounts in the nine months ended September 30, 2008 compared to the same 2007 period.  Recoveries of written-off accounts were $0.2 million and $2.1 million for the three and nine months ended September 30, 2008, respectively, as compared to $0.9 million and $3.4 million for the three and nine months ended September 30, 2007, respectively.  The remaining increases in the cost of service and roaming were due to the related costs of servicing a larger network and larger subscriber base.

At September 30, 2008, our network consisted of 1,819 leased cell sites and five switches.  At September 30, 2007, our network consisted of 1,674 leased cell sites and five switches.

Cost of Equipment. Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment for new activations increased $2.0 million and $0.1 million, or 20% and 1%, in the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, reflecting an increase in the average cost per activated phone, partially offset by a decrease in new activations from our retail and local distribution channels of 6% during the nine months ended September 30, 2008.  Cost of equipment related to upgrades increased $1.0 million and $1.5 million, or 36% and 15%, reflecting increases in handset upgrades from our retail and local distribution channels of 20% during the nine months ended September and a significant increase in average cost per upgrade during the three months ended September 2008.

Selling and Marketing. Selling and marketing expense includes the costs to operate our retail stores, advertising and promotional expenses, commissions, equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint-controlled channels and stock-based compensation expense.  The slight increase in the three months ended September 30, 2008 reflects higher employee and agent commissions and the cost of a larger sales force, offset by lower equipment subsidies and rebate expenses related to new activations from Sprint-controlled channels as well as fees paid to Sprint for new activations.  The decrease in the nine months ended September 30, 2008 was due to lower costs related to commissions and subsidies, as well as lower fees paid to Sprint for new activations, offset by the impact of a larger sales force.  Stock-based compensation expense included in selling and marketing totaled approximately $0.1 million and $0.5 million in the three and nine months ended September 30, 2008, respectively, compared to $0.2 million and $1.0 million in the three and nine months ended September 30, 2007, respectively.

General and Administrative. General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense, other professional expenses and stock-based compensation expense.  For the three and nine months ended September 30, 2008, general and administrative expense included approximately $5.3 million and $7.4 million, respectively, of Sprint litigation related expenses.  This compares to $0.4 million and $1.5 million for the three and nine months ended September 30, 2007, respectively.  Stock-based compensation expense included in general and administrative expense totaled approximately $0.9 million and $3.8 million for the three and nine months ended September 30, 2008, compared to $1.0 million and $6.6 million for the three and nine months ended September 30, 2007.  Additionally, the three months ended September 30, 2008 reflects lower bonus expense and professional fees as compared to the three months ended September 30, 2007.   The remaining period over period increases reflect the costs of more employees to service our larger subscriber base.

Depreciation and Amortization. Amortization of intangible assets totaled $2.3 million and $6.9 million for the three and nine months ended September 30, 2008, respectively, compared to $8.8 million and $24.0 million for the three and nine months ended September 30, 2007, respectively, decreases of $6.5 million and $17.1 million for the three and nine month periods, respectively.  At December 31, 2007, the intangible asset related to the Horizon PCS acquired customer base was fully amortized. During the third quarter of 2007 we recognized a $1.2 million impairment charge included in amortization of intangible assets related to our FCC license in Ohio.  Depreciation expense totaled $10.6 million and $33.8 million for the three and nine months ended September 30, 2008 compared to $10.8 million and $34.6 million for the three and nine months ended September 30, 2007, decreases of $0.2 million and $0.8 million, respectively.  During the three and nine months ended September 30, 2008, we recognized impairment charges of $1.9 million and $2.2 million, respectively, included in depreciation, related to our assets held for sale to reduce their carrying value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The reduction in carrying value records these assets at fair value less costs to sell in anticipation of their future sale.

Non-Operating Income and Expense.

The following tables set forth a breakdown of non-operating income and expense by type (dollars in thousands):

	For the Three Months Ended September 30,		Increase/	Percent
	2008	2007	(Decrease)	Change
Interest income	$316	$886	$(570)	(64.3)%
Interest expense	8,320	9,853	(1,533)	(15.6)
Other income, net	63	(3)	66	—

	For the Nine months Ended September 30,		Increase/	Percent
	2008	2007	(Decrease)	Change
Interest income	$1,420	$3,984	$(2,564)	(64.4)%
Interest expense	25,456	26,951	(1,495)	(5.5)
Debt extinguishment costs	—	30,501	(30,501)	(100.0)
Other income, net	93	129	(36)	(27.9)

Interest Income.  The decreases in interest income in the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 reflect lower average cash and cash equivalents during 2008 and lower average yields on these deposits and investments.

Interest Expense.  Interest expense consists of interest on our outstanding long-term debt (see Note 6, Long-Term Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q), including amortization of financing costs and net of capitalized interest.  Prior to April 23, 2007, interest expense also included amortization of the fair value adjustment for the 11 3/8% senior notes.  Since August 1, 2007, interest expense also includes the effect of our interest rate swap (see Note 7, Interest Rate Swap, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q).  The decrease in interest expense in the three and nine months ended September 30, 2008 reflects a lower weighted average interest rate, net of our interest rate swap, of 6.96% and 7.10% on our outstanding long-term debt during the three and nine months ended September 30, 2008 as compared to the weighted average interest rate of 7.90% and 9.36% on our outstanding long-term debt during the three and nine months ended September 30, 2007.  The lower weighted average interest rate for the nine months ended September 30, 2008 was partially offset by higher average borrowings in 2008 than during the comparative 2007 period.

In connection with our capital expenditures, we capitalized interest of approximately $0.5 million and $1.3 million in the three and nine months ended September 30, 2008, respectively.  We capitalized interest of approximately $0.2 million and $0.5 million in the three and nine months ended September 30, 2007, respectively.

Debt extinguishment costs.  Debt extinguishment costs represent expense recognized during the nine months ended September 30, 2007 in connection with the repurchase of our outstanding 11 1/2% and 11 3/8% notes (see Note 6, Long-Term Debt, of the “Notes to the Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q). In the nine months ended September 30, 2007, we recorded approximately $34.2 million of expense related to the tender offer premium and consent payments on the tender offering, approximately $7.3 million of expense related to the write off of the remaining deferred financing fees for the repurchased notes and approximately $11.0 million as a reduction to interest expense to reflect the write-off of the remaining unamortized balance of the purchase price fair value allocation to the 11 3/8% notes recorded in July 2005 related to the Horizon PCS merger.

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

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2008	2007	2008	2007
ARPU
Service revenue (in thousands)	$96,097	$92,129	$282,370	$267,074
Average subscribers	663,100	616,900	648,300	597,800
ARPU	$48.31	$49.78	$48.39	$49.64

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions. We also use ARPU as a basis to forecast future service revenue.

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2008	2007	2008	2007
CPGA
Selling and Marketing (in thousands):	$18,091	$17,785	$52,394	$57,467
plus: Equipment costs, net of cost of upgrades	12,008	10,019	29,369	29,238
less: Equipment revenue, net of upgrade revenue	(2,991)	(3,124)	(8,499)	(8,510)
less: Stock-based compensation expense	(129)	(199)	(546)	(996)
CPGA costs	$26,979	$24,841	72,718	77,199
Gross additions	72,200	68,400	193,200	211,700
CPGA	$374	$358	$376	$365

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

Significant Sources of Cash

We generated $44.1 million in net cash flows from operating activities for the nine months ended September 30, 2008, compared to $16.9 million for the nine months ended September 30, 2007, an increase of $27.2 million. Excluding changes in working capital, operating activities provided $52.9 million of cash for the nine months ended September 30, 2008, compared to $46.9 million of cash for the nine months ended September 30, 2007, generally reflecting increased earnings from our larger subscriber base coupled with lower customer acquisition costs, offset by deterioration in our roaming margin.  Sprint related working capital, which includes fees and charges payable and receivable between us and Sprint, was a source of cash of $9.0 million for the nine months ended September 30, 2008 compared to a use of cash of $9.6 million for the nine months ended September 30, 2007, primarily due to the timing of cash payments both to and from Sprint.  For the nine months ended September 30, 2008, non-Sprint related working capital used cash of $17.8 million, reflecting customer account write-offs, increased accounts receivable during the period, offset by higher Sprint litigation related expense accruals.  For the nine months ended September 30, 2007, non-Sprint related working capital used cash of $20.4 million reflecting increased accounts receivable due to increased sales, timing of interest payments in connection with the repurchase of our senior notes as well as a general deterioration in our subscriber accounts receivable aging.

We received $475.0 million in gross proceeds from the Secured Notes offering during the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, we received $0.6 million from the exercise of options representing approximately 37,800 shares.  This is compared to $3.4 million in proceeds from the exercise of options representing approximately 216,900 shares in the nine months ended September 30, 2007.  As of September 30, 2008, there were 756,469 exercisable stock options outstanding with a weighted average exercise price of $19.20.  We cannot predict at what level, if any, cash generated from stock option exercises will continue in the future.

Significant Uses of Cash

Cash flows used for investing activities for the nine months ended September 30, 2008 included $52.4 million for capital expenditures.  Included in this total was $50.0 million for new cell site construction and other network-related capital expenditures, of which $18.1 million was for EV-DO Rev. A equipment, and $2.4 million was for new stores, store improvements, IT and other corporate-related capital expenditures.

Cash flows used for investing activities for the nine months ended September 30, 2007 included $25.5 million for capital expenditures.  Included in this total was $22.3 million for new cell site construction and other network-related capital expenditures including $9.5 million for EV-DO Rev. A equipment, and $3.2 million for new stores, store improvements, IT and other corporate-related capital expenditures.

On April 26, 2007, our Board of Directors declared a special cash dividend of $11.00 per common share, approximately $187.0 million in the aggregate, payable to all holders of record of our common stock on May 8, 2007.  Of this, approximately $186.5 million was paid on May 16, 2007.  The remaining unpaid dividends relate to restricted stock awards and are being paid out starting in July 2007 as these awards vest.  During the nine months ended September 30, 2008, we used approximately $109,000 to pay dividends related to these restricted stock award vestings.

Our uses of cash typically include providing for operating expenditures, debt service requirements and capital expenditures.  We anticipate that total capital expenditures for 2008 will be between $70.0 million and $75.0 million.  This includes cash uses for new cell sites, new retail stores, information technology, and other network-related expenditures, including approximately $18.6 million for EV-DO Rev. A deployment. Because our long-term debt does not begin to mature until 2013, we do not believe the current tightening of the credit markets, unless prolonged, should have a significant impact on our ability to refinance our debt.

We continually evaluate our capital and debt capacity and how to prioritize the use of any excess cash, including for any or a combination of the following strategic options:  increase capital expenditures, pursue strategic acquisitions, pay cash dividends or distributions, repurchase of our stock, or payoff or repurchase of our debt.

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

•                  Despite increased gross additions coming from Nextel subscribers switching to Sprint in our territory, overall gross additions were lower in the first nine months of 2008 reflecting tightened credit standards, issues related to the billing system conversion at Sprint and increased overall wireless penetration in our markets. Additionally, gross additions were negatively impacted by the weakening economic environment, increased competitive advertising, the relative attractiveness of competitors’ phones, pricing plans, coverage and customer service, as well as continuing concerns about the strength of the “Sprint” brand.  We believe that these factors will continue to negatively affect gross additions in the remainder of 2008.  To the extent we are unable to maintain, or choose to slow, our subscriber growth, it may make it more difficult for us to obtain sufficient revenue to achieve and sustain profitability.

•                  Our churn may increase in the future or remain high due to the weakening economic environment.  We have and may continue to tighten our credit policies.  However, if churn continues to remain high or increases over the long-term, we would lose the cash flows attributable to these subscribers and may incur higher net losses.

•                  Competition in the wireless industry remains intense as more competitors enter the market via relationships with existing carriers or through the acquisition of new wireless spectrum.  The introduction of more advanced handheld devices and new technologies and delivery channels, such as Clearwire’s WiMax offering (and, together with Sprint Nextel, in a proposed joint venture) further complicate the competitive environment.  In addition, prepaid plans, which we do not currently offer, and unlimited plans, including those offered by us, also continue to increase in popularity, which may potentially put more downward pressure on wireless service pricing as well as potentially, in the case of unlimited plans, increase our expense of providing service. Incumbent carriers may offer more aggressive rate plans in order to maintain or achieve subscriber growth.  During 2008, we have received lower amounts from Sprint for late fees charged to customers in our territory.  Additionally, Sprint increased its use of customer credits in their efforts to retain subscribers.  These trends of lower late fee revenue and higher customer credits may continue or become more pronounced in the future.  In addition, the FCC and several state courts are currently reviewing the industry’s practice related to early cancellation fees, the outcome of which, or the effect of Sprint’s recently announced change in its business practice related to early cancellation fees, may negatively impact our future results.  As a result of these and other factors, we expect to see continued pressure on subscriber revenue which will have a negative effect on our cash flow.

•                  Our cost per gross addition, or CPGA, increased in the first nine months of 2008 as compared to the first nine months of 2007.  We may continue to experience higher costs to acquire subscribers in the future. To the extent that we increase our distribution infrastructure, we will increase the fixed costs in our sales and marketing organization. Also, more aggressive promotional efforts have historically led, and may continue to lead, to higher handset subsidies and rebates, especially as we increase the sale of more expensive handsets and smartphones. In addition, we may increase our marketing expenses and pay higher commissions in an effort to attract and acquire new subscribers. With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

•                  Certain portions of our operating expense continue to increase and may continue to increase in the future due to, among other reasons:

•                  Higher bad debt expense due to higher write-offs, lower bad debt recoveries as a percentage of write-offs and a deteriorating economic environment. While bad debt recoveries, which were lower in the third quarter of 2008 compared to recent prior quarters, are being reviewed with Sprint, there can be no assurances that the recent negative trends will improve or worsen in the future.

•                  Higher roaming expense with wireless carriers other than Sprint as customers increasingly choose roam inclusive rate plans and increase their use of their devices off the Sprint network.

•                  Higher handset subsidies, rebates, commissions and other retention expenses for existing subscribers who upgrade to a new handset as part of promotional efforts to reduce churn;

•                  Higher back office and administrative expenses due to the larger number of subscribers served;

•                  Higher network costs as we process increasing minutes and kilobytes on our network, and as a result of expanding our network infrastructure and increasing our deployment of EV-DO Rev. A.; and

•                  Higher Sprint litigation related expenses, as a result of our ongoing defense of our rights under our affiliation agreements.

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

•                  A substantial portion of our revenue is derived from roaming revenue, the majority of which comes when subscribers of Sprint incur minutes of use in our territories. The reciprocal voice roaming rate with Sprint for 2008 is lower than 2007 and, accordingly, the new rate has and will negatively impact our roaming revenue.  Elevated energy prices and worsening economic conditions could result in decreased travel activity and also have a negative impact on our roaming revenue.  Additionally, Sprint’s reciprocal roaming agreements with other carriers, such as its roaming agreement with Alltel, and our participation in those agreements, can change over time, potentially reducing the reciprocal rate or negatively affecting the level of roaming activity related to those roaming partners.  Since the ratio of inbound to outbound roaming fluctuates from period to period and year to year, the margin we earn from the difference between roaming revenue and roaming expense is difficult to predict. If this roaming margin with Sprint PCS or with other carriers declines due to less roaming revenue, more roaming expense, or both, our results of operations will be negatively affected.

•                  As we have added to the capacity, coverage and quality of our PCS network, we have incurred significant capital expenditures. We incurred approximately $52.4 million in capital expenditures in the nine months ended September 30, 2008, including approximately $18.1 million for EV-DO Rev. A deployment. We anticipate that total capital expenditures for 2008 will be between $70.0 million and $75.0 million. These expenditures include a significant increase in the number of new cell sites for 2008 as compared to 2007, as well as an expansion of our EV-DO Rev. A deployment during 2008. As a result of our amendments with Sprint PCS, our CCPU rates are reduced by $0.15 when we reach certain EV-DO Rev. A coverage levels.  During July 2008, our EV-DO Rev. A footprint coverage exceeded 7.0 million residents, which reduced our CCPU rate starting August 1, 2008 to $6.20 for the remainder of 2008, $5.85 in 2009 and $5.55 in 2010.  Our CCPU rate shall be reduced from the then current rate if and when our EV-DO Rev. A coverage reaches at least 9.0 million residents.  In the future we may decide to further increase our cell site expansion or EV-DO Rev. A coverage, either or both of which may increase our anticipated capital expenditures and operating expense beyond our current plans. Furthermore, unforeseen changes in technology and changes in our plans to upgrade or expand our network may require us to spend more money than we expected and have a negative effect on our cash flow.

•                  Resellers, such as Virgin Mobile, are subject to a number of risks, including high churn, high bad debt expense, increased competition, dependence on fourth quarter gross additions and reliance, in many cases, on specific segments of the market, for example, the youth segment. In the past few years, a number of resellers, including Disney Mobile and ESPN Mobile, ceased providing service, reflecting the increasingly competitive environment for resellers. We are not party to the underlying agreements that the resellers have with Sprint Nextel and therefore are generally unable to set prices or otherwise monitor the performance of the resellers. Additionally, the resellers using the Sprint network change from time to time and such changes are outside of our control. If a reseller, particularly Virgin Mobile, has a disruption in its business plan, experiences financial difficulties, ceases to grow or service its customer base or contracts with another wireless provider for its service, we may lose the related revenue and it may make it more difficult for us to obtain sufficient revenue to achieve and sustain profitability.

•                  Efforts by Sprint to integrate the Sprint and Nextel businesses have had, and will continue to have, a negative impact on our business and prospects. With the integration of the marketing and sales of Sprint products and services with legacy Nextel products and services, conflicts continue to arise with how Sprint and we conduct business in our territory. Additionally, in 2008, subscribers based in our territory were migrated to a new billing platform, Ensemble.  We believe challenges associated with Ensemble and the subscriber migrations have resulted in a number of issues, some of which we are currently reviewing with Sprint, which have had an adverse impact on our subscriber activity and financial results.  These issues include higher customer credits and lower late fee revenue which are markedly worse in the third quarter of 2008 compared to recent prior quarters and, while being reviewed with Sprint, there can be no assurances that the recent negative trends will improve or worsen in the future. As of September 30, 2008, we have also not yet achieved the same level of visibility to our subscriber information we previously had prior to the migration.  Any further delays in reestablishing this level of visibility into our subscriber information could make it more difficult for us to effectively manage our business.  If continuing or future problems with Ensemble are not resolved in a timely manner, our business would continue to be negatively impacted.

•                  Our primary subscriber base is composed of individual consumers.  The current overall weakness in the U.S. economy, particularly the turmoil in the credit markets, weakness in the housing market, and volatile energy and commodity costs, have resulted in considerable negative pressure on consumer spending. As a result, we believe that these events have impacted consumers in our territories in ways that have negatively affected our business.  In the event the current economic downturn in the United States continues or worsens, our current and potential wireless subscribers, especially our sub-prime subscribers, may be unable or unwilling to purchase wireless services or pay their wireless bills, which may continue to negatively impact our business.

•      Recent turmoil in the credit markets and the financial services industry may negatively impact Sprint’s or the Company’s business, results of operations, financial condition or liquidity.  The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, such events may have a material adverse effect on Sprint’s or our liquidity and financial condition.

•                  The final outcome of our Nextel litigation with Sprint is unknown.  As discussed below in “Commitments and Contingencies”, on March 31, 2008, the Appellate Court of Illinois unanimously affirmed the 2006 Circuit Court’s decision.  On May 5, 2008, Sprint filed a petition of leave to appeal with the Supreme Court of Illinois. On September 24, 2008, the Supreme Court of Illinois denied Sprint’s petition for leave to appeal the Appellate Court’s decision.  On October 15, 2008, Sprint filed a motion with the Supreme Court of Illinois asking it to permit Sprint to file a motion to reconsider its decision as it relates to the relief granted (i.e., the order requiring Sprint to cease owning, operating, and managing the

Nextel wireless network in iPCS Wireless’s territory within 180 days of the final order).  A decision is expected on that petition later this year.  The Circuit Court’s final order remains stayed pending the conclusion of the appeals process.  Sprint has also filed a motion with the Circuit Court to vacate that Court’s original order.  We cannot predict the outcome of the appeal process. If we do not prevail, Sprint may be permitted to operate the legacy Nextel business in our territory in a manner that adversely affects our business and operations.  If we do prevail, we do not know Sprint’s intentions for complying with the Circuit Court’s order and its impact on our business.  Similarly, we cannot predict the outcome of Sprint’s most recent motion for relief with the Circuit Court.  In addition, as with any litigation, it is possible that the parties may settle the dispute.  In that event, we cannot speculate as to the terms and conditions of any such settlement, which could include a material economic change in our relationship with Sprint.

•                  The final outcome of our WiMax litigation with Sprint is unknown.  As discussed below in “Commitments and Contingencies”, on May 7, 2008, Sprint Nextel filed a complaint for declaratory judgment in the Court of Chancery of the State of Delaware seeking to have that court rule that its proposed WiMax transaction is not a violation of the Sprint Nextel agreements with iPCS.  On May 12, 2008, certain of our subsidiaries filed a lawsuit against Sprint Nextel in the Circuit Court of Cook County, Illinois, seeking declaratory and injunctive relief with respect to Sprint Nextel’s proposed WiMax transaction.  The litigation commenced by Sprint Nextel in Delaware is currently stayed, in favor of the litigation brought by our subsidiaries in Illinois.  The trial in the Illinois litigation is currently scheduled to start in December 2008. We cannot predict the outcome of these legal proceedings. If we do not prevail, Sprint may be permitted to operate, through its Clearwire joint venture, a mobile WiMax network that could adversely affect our business and operations by introducing a competitive product that may reduce demand for our products and services.  If we do prevail, we do not know Sprint’s intentions for complying with any ruling and its impact on our business.  In addition, as with any litigation, it is possible that the parties may settle the dispute.  In that event, we cannot speculate as to the terms and conditions of any such settlement, which could include a material economic change in our relationship with Sprint.

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

On September 28, 2006, Sprint appealed the ruling to the Appellate Court of Illinois, First Judicial District, and, at Sprint’s request, the Circuit Court’s ruling was stayed by the Appellate Court pending the appeal. On March 31, 2008, the Appellate Court unanimously affirmed the 2006 Circuit Court decision.  On May 5, 2008, Sprint filed a petition for leave to appeal with the Supreme Court of Illinois. On September 24, 2008, the Supreme Court of Illinois denied Sprint’s petition for leave to appeal the Appellate Court’s decision.  On October 15, 2008, Sprint filed a motion with the Supreme Court of Illinois asking it to permit Sprint to file a motion to reconsider its decision only as it relates to the relief granted (i.e., the order requiring Sprint to cease owning, operating and managing the Nextel wireless network in iPCS Wireless’s territory within 180 days of the final order).  A decision is expected on that motion later this year. The Circuit Court’s final order remains stayed pending the conclusion of the appeals process.  Sprint has also filed a motion with the Circuit Court seeking to vacate that Court’s original order.

Sprint Arbitration.  Pursuant to the amendments of our affiliation agreements with Sprint PCS, we and Sprint agreed to dismiss the arbitration proceedings relating to Sprint’s proposed rates for providing back-office services to us for the three-year period commencing on January 1, 2007.

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

On May 12, 2008, certain of our subsidiaries filed a lawsuit against Sprint Nextel Corporation and certain of its affiliates in the Circuit Court of Cook County, Illinois, seeking declaratory and injunctive relief with respect to the Sprint-Clearwire Transaction. In that case, our subsidiaries seek a declaration that the Sprint-Clearwire Transaction, if consummated, would constitute a breach of the Sprint affiliation agreements it has with our subsidiaries, and also seek an injunction barring Sprint Nextel from closing on the Sprint-Clearwire Transaction, until it complies with the affiliation agreements. Trial on this matter is currently scheduled to commence in December 2008. On November 3, 2008, our subsidiaries filed an emergency motion for preliminary injunction in the Circuit Court of Cook County, Illinois seeking to prevent Sprint Nextel from consummating the Sprint-Clearwire Transaction until such time that the Court can rule on the merits of the underlying litigation brought by our subsidiaries against Sprint Nextel.

On July 14, 2008, the Court of Chancery of the State of Delaware issued an opinion in the case pending before it.  The Delaware Court granted the motion to dismiss filed by two of our subsidiaries, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC and dismissed them from the Delaware litigation, and denied the motion to dismiss us and our subsidiary, iPCS Wireless, Inc.  On July 28, 2008, we and iPCS Wireless, Inc. filed a motion to dismiss the remainder of the case pending before it or, in the alternative, to transfer the case to the Superior Court of the State of Delaware.  The court denied the motion to dismiss and did not rule on the motion to transfer. Pursuant to a motion filed by iPCS Wireless, Inc. and us on October 8, 2008, the Delaware Court stayed all remaining Delaware litigation in favor of the lawsuit brought in Illinois by our subsidiaries.

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

Contractual Obligations and Off-Balance Sheet Arrangements

For information regarding contractual obligations and off-balance sheet arrangements, see the captions “Contractual Obligations” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  At September 30, 2008, there had not been a material change to the contractual obligations or off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 except as follows (in thousands):

•                  3-month LIBOR decreased approximately 60 basis points, from approximately 4.7% at December 31, 2007 to approximately 4.1% at September 30, 2008.  Based on this reduction in LIBOR, cash interest related to our long-term variable rate debt would decrease by $2,309, $2,805, $6,269 and $2,705 for 2008, 2009-2010, 2011-2012 and thereafter, respectively.

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

In July 2007, we entered into an interest rate swap agreement that effectively fixes the interest rate on $300.0 million of our variable rate indebtedness at 7.47% for three years starting August 1, 2007. The fair value of our interest rate swap was an $11.0 million liability at September 30, 2008. A hypothetical increase of 100 basis points in average market interest rates would increase the fair value of our interest rate swap by approximately $6.0 million. A decrease of 100 basis points in average market interest rates would decrease the fair value of our interest rate swap by approximately $6.1 million. A prospective increase of 100 basis points in the interest rate applicable to the remaining $175.0 million of variable rate indebtedness would result in an increase of approximately $1.8 million in our annual interest expense. At September 30, 2008, after consideration of the interest rate swap described above, approximately 37% of our debt is subject to variable interest rates.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares of common stock the Company acquired during the third quarter of 2008:

Issuer Purchases of Equity Securities

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2008 to July 31, 2008	—	—	—	—
August 1, 2008 to August 31, 2008	—	—	—	—
September 1, 2008 to September 30, 2008	369	$22.27	—	—
Total	369	$22.27	—	—

(a)          Represents shares withheld to satisfy certain tax withholding obligations in connection with vesting of restricted stock as permitted by the iPCS Second Amended and Restated 2004 Long-Term Incentive Plan,.

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

Date: November 4, 2008
	By:	/s/ STEBBINS B. CHANDOR, JR.
Stebbins B. Chandor, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2008