Form 10-K
period 2008-12-31
iPCS, INC
filed 2009-03-03
CIK 1108727

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
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

Registrant's telephone number, including area code: (847) 885-2833

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing price on the NASDAQ Stock Market) as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $463,799,000. For purposes of this computation, affiliates of the registrant include the registrant's executive officers and directors and their respective affiliates as of June 30, 2008.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

         As of February 27, 2009, there were 17,163,221 shares of common stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference

         Part III incorporates information by reference to the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

        As used in this Annual Report on Form 10-K, unless the context otherwise requires: (i) "Sprint PCS" refers to the affiliated entities of Sprint Nextel Corporation that are covered by our affiliation agreements; (ii) "Sprint" refers to Sprint Nextel Corporation and its affiliates; (iii) a "PCS Affiliate of Sprint" is an entity that operates (directly or through one or more subsidiaries) a personal communications services business pursuant to affiliation agreements with Sprint PCS and/or its affiliates or their successors; (iv) "Sprint PCS products and services" refers to digital wireless personal communications services, including wireless voice and data services, and related retail products, including handsets, in any case, offered under the Sprint brand name; and (v) "our subscribers" refers to Sprint PCS subscribers who reside in our territory, excluding reseller subscribers.

        Statements in this Annual Report on Form 10-K regarding Sprint or Sprint PCS are derived from information contained in our affiliation agreements with Sprint PCS, periodic reports and other documents filed by Sprint with the SEC or press releases or other statements issued or made by Sprint or Sprint PCS.

        Market data and other statistical information used throughout this Annual Report on Form 10-K are based on independent industry publications, government publications, reports by market research firms and other published independent sources, as well as information provided to us by Sprint PCS. Some data is also based on our good faith estimates, which estimates are derived from our review of internal surveys and independent sources, including information provided to us by Sprint and the U.S. Census Bureau. Although we believe these sources are reliable, we have not independently verified the information.

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

 FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements about future events and expectations that are "forward-looking statements." These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative use of these terms or other comparable terminology. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include:

  •
  statements regarding our anticipated revenue, expense levels, capital expenditures, security repurchases, liquidity and capital resources, operating losses and operating cash flows and litigation results and prospects; and

  •
  statements regarding expectations or projections about developments in our industry and markets in our territory.

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

  •
  the compliance by Sprint with the judgment and orders of the Circuit Court of Cook County, Illinois requiring Sprint Nextel to cease owning and operating the Nextel network in iPCS Wireless, Inc.'s territory, including Sprint's plans for the Nextel business going forward in light of that outcome;

  •
  the impact and final outcome of our litigation with Sprint regarding Sprint's WiMax transaction with Clearwire, including Sprint's plans for the Sprint-Clearwire transaction going forward in light of any future outcome;

  •
  changes in Sprint's affiliation strategy;

  •
  the ability of Sprint PCS to alter the terms of our affiliation agreements with it, including program requirements;

  •
  our dependence on back office services, such as billing and customer care, as well as certain marketing and operational services provided by Sprint PCS, and the costs we incur to obtain such services, and the effect on us of Sprint PCS not performing these services adequately or of Sprint PCS devoting fewer resources to the provisioning of these services;

  •
  changes or advances in technology in general, or specifically related to Sprint and its affiliates, that may render our technology less desirable to our customers, or any failure by Sprint to share with us the benefits of any improved technologies;

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

  •
  our subscriber credit quality;

  •
  the potential for us to experience a continued high rate of subscriber turnover as compared to the industry;

  •
  inaccuracies or delays in our financial and other information provided to us by Sprint, particularly in light of our 2008 migration to Sprint's "Ensemble" billing and customer care platform;

  •
  our failure to maintain effective internal controls to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of internal control over financial reporting;

  •
  our rates of penetration in the wireless industry and in our territories;

  •
  our significant level of indebtedness;

  •
  the adequacy of our allowance for bad debt and other reserves;

  •
  our subscriber purchasing patterns;

  •
  subscriber satisfaction with our network and operations, including with services provided to us by Sprint, such as billing and customer care;

  •
  availability of an adequate supply of subscriber equipment to Sprint PCS and to us specifically;

  •
  our dependence on independent third parties for a sizable percentage of our distribution;

  •
  risks related to future growth and expansion, including subscriber growth;

  •
  the risk of our workforce becoming unionized, particularly in light of the potential adoption of the Employee Free Choice Act.

  •
  depth and duration of the economic downturn in the United States and its effect on our vendors, distribution partners and existing and potential subscribers;

  •
  risk of terrorist attack or other macro economic and political events and their impact on our current and potential subscribers;

  •
  effects of mergers, consolidations and joint ventures within the wireless telecommunications industry, including business combinations involving Sprint or affiliates of Sprint, and unexpected announcements or developments from others in the wireless telecommunications industry;

  •
  our dependency on key vendors such as Nortel for expansion or maintenance of our network, including the continued viability of these vendors; and

  •
  other factors discussed under Item 1A, "Risk Factors," and elsewhere herein.

 PART I

ITEM 1.    BUSINESS

General

        We are a holding company that operates as a PCS Affiliate of Sprint through three wholly owned subsidiaries, iPCS Wireless, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, each having its own affiliation agreements with Sprint PCS. Pursuant to these affiliation agreements with Sprint PCS, we offer digital wireless personal communications services, or PCS, using Sprint's spectrum under the Sprint brand name on a wireless network built and operated to Sprint's specifications at our own expense. We own and are responsible for operating, managing and maintaining our wireless network. We have the exclusive right to provide PCS services under the Sprint brand name in our territory.

        Our territory consists of 81 markets primarily located in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. As of December 31, 2008, our licensed territory had a total population of approximately 15.1 million residents, of which our wireless network covered approximately 12.5 million residents, and we had approximately 691,100 subscribers.

        Our wireless network is designed to offer a seamless connection with the Sprint PCS network. Sprint PCS, together with third party PCS Affiliates of Sprint, like us, offers digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint brand name utilizing wireless code division multiple access, or CDMA, technology. We provide nationwide service to the subscribers in our territory through a combination of operating our own wireless network in our territory, affiliating with Sprint PCS and roaming on other providers' wireless networks.

        We were formed in March 2000. We were acquired by AirGate PCS, Inc. on November 30, 2001 and, on October 17, 2003, AirGate transferred its ownership of us to a trust, the beneficial owners of which were AirGate's stockholders as of such date. On February 23, 2003, we filed for bankruptcy under Chapter 11 of the Bankruptcy Code and we emerged from bankruptcy on July 20, 2004. On July 1, 2005, iPCS, Inc. completed a merger with Horizon PCS, Inc. ("Horizon PCS"), another PCS Affiliate of Sprint and the parent of Horizon Personal Communications, Inc. ("Horizon") and Bright Personal Communications Services, LLC ("Bright"), in which Horizon PCS merged with and into iPCS, Inc., with iPCS, Inc. as the surviving corporation.

        As of December 31, 2008, we employed 535 employees. Our employees are not represented by any labor union and we believe that we have a good relationship with our employees.

Our Markets

        The key markets in our territory include Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), Central Illinois (Peoria, IL, Springfield, IL, Decatur, IL and Champaign, IL), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL).

        The following tables list the location, basic trading area number, megahertz of spectrum licensed and estimated total population for each of the basic trading areas that comprise the territory covered under our affiliation agreements with Sprint PCS as of December 31, 2008. The first table relates to the territory covered under our subsidiary iPCS Wireless's affiliation agreements with Sprint PCS, while the second table relates to the territory covered under our subsidiaries, Horizons's and Bright's affiliation agreements with Sprint PCS.

iPCS Wireless, Inc.

Location	Basic Trading Area No.(1)	MHz of spectrum	Estimated Total Population(2)	Estimated Covered Population(3)
ILLINOIS
Bloomington	46	20	249,663
Champaign-Urbana	71	20	238,788
Clinton-Sterling(4)	86	30	146,375
Danville(4)	103	20	108,915
Davenport-Moline(4)	105	30	432,496
Decatur-Effingham	109	20	243,107
Galesburg	161	20	70,976
Jacksonville	213	20	69,241
Kankakee	225	20	140,855
La Salle-Peru-Ottawa-Streator	243	20	155,366
Mattoon	286	20	62,694
Mount Vernon-Centralia	308	30	121,239
Peoria	344	20	467,659
Springfield	426	20	273,907
St. Louis (Partial)(4)	394	30	48,338

Total			2,829,619	2,706,312
INDIANA
Terre Haute (Partial)(4)	442	30	609

Total			609	609
IOWA
Burlington(4)	61	30	131,314
Cedar Rapids	70	30	304,367
Des Moines (Partial)	111	30	182,579
Dubuque(4)	118	30	184,546
Fort Dodge	150	30	123,156
Iowa City	205	30	140,893
Marshalltown	283	30	57,168
Mason City	285	30	114,103
Ottumwa	337	30	122,183
Waterloo-Cedar Falls	462	20	264,562

Total			1,624,871	1,150,027
MICHIGAN
Battle Creek (Partial)	33	30	60,511
Grand Rapids (Partial)	169	20	168,792
Grand Rapids (Partial)	169	30	982,611
Lansing (Partial)	241	30	64,701
Mount Pleasant	307	30	141,167
Muskegon	310	20	232,370
Petoskey	345	30	112,503
Saginaw-Bay City	390	30	635,828
Sault Ste. Marie	409	30	55,822

Location	Basic Trading Area No.(1)	MHz of spectrum	Estimated Total Population(2)	Estimated Covered Population(3)
Traverse City	446	30	263,855

Total			2,718,160	2,445,017
NEBRASKA
Grand Island-Kearney	167	30	152,788
Hastings	185	30	70,810
Lincoln (Partial)	256	30	98,457
Norfolk	323	30	107,741
Omaha (Partial)(4)	332	30	254,631

Total			684,427	343,311

TOTAL			7,857,686	6,645,276

Footnotes follow the following table.

Horizon Personal Communications, Inc.
Bright Personal Communications Services, LLC

Location	Basic Trading Area No.(1)	MHz of Spectrum	Estimated Total Population(2)	Estimated Covered Population(3)
INDIANA
Elkhart(4)	126	10	285,705
Fort Wayne(4)	155	10	741,124
Kokomo-Logansport	233	30	190,124
Marion	280	30	103,907
Michigan City-La Porte (Partial)	294	15	63,852
South Bend-Mishawaka	424	10	360,557

Total			1,745,269	1,681,861
MARYLAND
Cumberland(4)	100	20	165,318

Total			165,318	73,386
MICHIGAN
Benton Harbor (Partial)	39	15	54,994

Total			54,994	42,697
NEW JERSEY
New York (Partial)(4)	321	30	210,745

Total			210,745	157,921
NEW YORK
Binghamton (Partial)	43	30	444
Jamestown-Warren-Dunkirk(4)	215	30	178,002
Olean-Bradford(4)	330	30	231,850

Total			410,296	249,380

Location	Basic Trading Area No.(1)	MHz of Spectrum	Estimated Total Population(2)	Estimated Covered Population(3)
OHIO
Ashtabula	21	10	102,439
Athens	23	20	132,094
Canton-New Philadelphia (Partial)	65	15	36,167
Chillicothe	80	20	103,377
Cincinnati (Partial)(4)	81	10	133,267
Dayton-Springfield (Partial)	106	10	41,254
Findlay-Tiffin	143	30	155,398
Huntington-Ashland (Partial)	197	20	92,728
Lima	255	30	250,061
Portsmouth(4)	359	20	90,740
Toledo (Partial)	444	30	54,071
Youngstown-Warren (Partial)	484	10	5,652
Zanesville-Cambridge (Partial)	487	20	190,428

Total			1,387,676	949,237
PENNSYLVANIA
Allentown-Bethlehem-Easton (Partial)	10	30	62,298
Du Bois-Clearfield	117	30	129,397
Erie	131	17.5	277,405
Meadville	287	10	88,710
Oil City-Franklin	328	30	102,227
Pittsburgh (Partial)	350	30	681
Pottsville	360	30	148,790
Scranton-Wilkes-Barre-Hazleton	412	30	672,216
Sharon	416	10	117,075
State College	429	20	142,451
Stroudsburg	435	30	165,615
Sunbury-Shamokin	437	30	192,363
Williamsport	475	30	162,577

Total			2,261,805	1,911,612
TENNESSEE
Kingsport-Johnson City-Bristol(4)	229	20	733,812
Knoxville (Partial)	232	15	84,703

Total			818,515	623,788
WEST VIRGINIA
Parkersburg-Marietta(4)	342	20	181,577

Total			181,577	118,173

TOTAL			7,236,195	5,808,055

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

(3)
Estimated Covered Population is based on our actual network coverage (neg 103db) measured by third party proprietary mapping software using the 2000 population counts compiled by the U.S. Census Bureau adjusted by population growth rates from third party proprietary demographic databases. The number of estimated covered population for each state does not represent the number of our subscribers in such state, not does it represent the number of subscribers that we expect to be based in such state.

(4)
For purposes of this table, Estimated Total Population and Estimated Covered Population include all persons in the Basic Trading Area, including those persons who live in neighboring states.

Our Wireless Network

        As of December 31, 2008, our wireless network included approximately 1,875 base stations, or sites, and five switching centers. Our wireless network connects to the public switched telephone network to facilitate the origination and termination of traffic between our wireless network and both local exchange and long distance carriers. Through our arrangements with Sprint PCS and Sprint PCS's arrangements with other wireless service providers, our subscribers have roaming capabilities on certain other wireless networks utilizing similar technology.

        Sprint PCS's network, including our entire wireless network, uses CDMA technology, which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all speech bits, sending a scrambled transmission of the encoded speech over the air and reassembling the speech into its original format.

        Prior to 2007, our entire wireless network was upgraded to 1xRTT, which is the name for the first phase of CDMA's evolution to third generation, or 3G. We believe that 1xRTT technology provides for high capacity and outstanding voice service. In addition, 1xRTT enables subscribers to access data services, which allow subscribers to use their 1xRTT enabled devices to check e-mail, send and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds of up to 144 kilobytes per second with average throughput speeds in the range of 50-70 kilobytes per second.

        To remain competitive in the wireless industry, we have selectively deployed a further evolution of 3G CDMA high-speed data technology—called Evolution Data Optimized, or EV-DO. We have deployed EV-DO Rev. A, a recent version of EV-DO, across a portion of our PCS network covering approximately 7.2 million residents as of December 31, 2008. This technology delivers applications and services available only on EV-DO capable handsets and laptops equipped with EV-DO capable Sprint PCS Connection Cards, such as mobile desktop, data messaging, imaging, entertainment and location-based applications. As of December 31, 2008, Sprint's PCS Network has been upgraded to EV-DO Rev. A technology to cover over 230 million residents (with roaming-included areas).

        Pursuant to our affiliations agreement with Sprint PCS, we expect to continue to utilize Qualcomm's Q-Chat® technology, which is designed to provide high performance push-to-talk services on wireless networks where EV-DO Rev. A has been deployed. On portions of our wireless network where we meet coverage requirements, as defined in our affiliation agreements, we have the right to use the Nextel Direct Connect® brand or such other brand selected by Sprint in connection with the offering of Q-Chat.

Sales, Marketing and Distribution

        We feature exclusively and prominently the nationally recognized Sprint brand name in our marketing and sales efforts. From the subscribers' point of view we are Sprint in our markets and they use our wireless network and the rest of the Sprint PCS network as a unified network. Our marketing strategy is designed to complement Sprint's national marketing strategies with techniques tailored to each of the specific markets in our territory. In addition to Sprint's national and regional advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our expense.

        Our sales and distribution plan is designed to mirror Sprint's multiple channel sales and distribution plan and to enhance it through the development of local distribution channels. Key elements of our sales and distribution plan consist of the following:

  •
  Company-owned Sprint PCS retail stores.  As of December 31, 2008, we owned and operated 40 Sprint PCS stores within our territory. These stores provide us with a local presence and visibility in certain markets within our territory. Following the Sprint PCS model, these stores are designed to facilitate retail sales, subscriber activation, bill collection and customer service.

  •
  Sprint co-branded dealers.  We enter into exclusive agreements with third party agents that operate Sprint PCS stores and kiosks in our territory to further expand our distribution channels. These "branded stores" function similarly to our company-owned stores but are operated by a third party. These third parties purchase equipment from us, resell it to the consumer and receive compensation from us in the form of commissions. As of December 31, 2008, we had 120 of these branded stores and kiosks operating in our territory.

  •
  Non-exclusive local third party distributors.  We also enter into non-exclusive agreements with local third party distributors in our territory. These retailers are not Sprint PCS branded stores, but are typically local businesses that have a presence in our markets. These third parties purchase equipment from us, resell it to the consumer and receive compensation from us in the form of commissions. As of December 31, 2008, these non-exclusive local third party distributors had 221 locations within our licensed territory.

  •
  National third party distributors.  Sprint PCS has national distribution agreements with various national retailers for the sale of Sprint PCS products and services. These national agreements cover retailers' stores in our markets and include RadioShack, Wal-Mart, Best Buy and Sam's Club. As of December 31, 2008, these retailers had 318 locations in our territory.

  •
  Sprint controlled and other.  Sprint maintains an internet site, www.sprint.com, and toll free numbers from which customers can order and pay for a handset and select a rate plan. We recognize the revenue generated by wireless subscribers in our territory who purchase Sprint

    PCS products and services over the Sprint internet site or via the Sprint maintained toll free numbers. Additionally, Sprint maintains a business-specific sales team that generates sales in our territory.

        The approximate percentage of our gross subscriber additions that originated from each of our distribution channels for the years ended December 31, 2008 and 2007 is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Company-owned Sprint PCS retail stores	30%	35%
Local third party distributors (including Sprint co-branded dealers)	35	30
National third party distributors	12	16
Sprint controlled and other	23	19

	100%	100%

Competition

        Competition in the wireless telecommunications industry is intense. We principally compete with existing wireless service providers and providers of traditional communications services (such as conventional landline telephone companies). We believe that in our territory our primary competition is with national and regional wireless service providers, such as Alltel, Centennial, AT&T, U.S. Cellular, Nextel, T-Mobile and Verizon. Although Sprint and Nextel merged in August 2005, we continue to compete with Nextel in our markets. See "Part I, Item 3. Legal Proceedings—Sprint/Nextel Merger Litigation," of this Annual Report on Form 10-K.

        Additionally, as potential subscribers find that their communications needs may be satisfied by other technologies, we are increasingly competing for subscribers with providers of other services, such as cable television, internet companies, satellite-based communications and wireless cable networks. In addition, Sprint has entered into a transaction with Clearwire Corporation and other entities to develop and market, in competition with us, Worldwide Inter-Operability for Microwave Access technology, ("Wi-Max"), which is a next generation of wireless technology (commonly referred to as "4G") designed to enable pervasive, high-speed mobile broadband internet access to a wide variety of wireless devices (see "Part I, Item 3. Legal Proceedings—Sprint/Clearwire Transaction Litigation" of this Annual Report on Form 10-K). At this time, we do not offer 4G technology. As these new technologies develop, the level of competition that we face becomes more difficult to anticipate and, therefore, compete against.

        We also face competition from resellers who provide wireless services to customers but do not hold Federal Communications Commission ("FCC") licenses or own facilities. Instead, the resellers buy blocks of wireless telephone numbers and capacity from a licensed carrier and resell services through their own distribution network to the public.

        Additionally, as the FCC continues to auction additional spectrum, we may face additional competition in our markets. In 2006, the FCC completed a spectrum auction for licenses in the Advance Wireless Services ("AWS") spectrum band. In 2008, wireless services providers began to launch new markets around the country utilizing frequencies in the AWS band. In addition, in 2008, the FCC completed an auction for a significant number of licenses in the 700 MHz spectrum band. It can be expected that at lease some of the winners of licenses in the 700 MHz band may wish to compete with us for customers seeking advance wireless service and features. It is difficult to currently assess how such competition may impact our operations in the future.

        We compete to attract and retain subscribers principally on the basis of:

  •
  the Sprint brand name, services, products and features;

  •
  Sprint PCS's network, including new technology that Sprint introduces into the marketplace and upon which we depend;

  •
  our network coverage and reliability; and

  •
  the benefits of CDMA's 3G technology.

        Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including:

  •
  new services and technologies that have been, and are expected to continue to be, introduced;

  •
  changes in consumer preferences;

  •
  demographic trends;

  •
  economic conditions; and

  •
  discount pricing strategies by competitors.

        Although we are involved in various disputes with Sprint, we continue to believe that, overall, our strategic relationship with Sprint provides us with significant competitive advantages. In particular, we believe our affiliation agreements with Sprint PCS allow us to offer nationwide, high-quality, nationally-branded wireless voice and data services for a lower cost and lower capital requirements than would otherwise be possible, and provide us roaming revenue from Sprint wireless resellers and other wireless carriers that contract with Sprint for roaming services in our territory.

Affiliation Agreements with Sprint PCS

        Each Sprint PCS Affiliate enters into the following four major affiliation agreements with Sprint PCS:

  •
  a management agreement;

  •
  a services agreement; and

  •
  two trademark and service mark license agreements with different Sprint entities.

        Our affiliation agreements with Sprint PCS consist of three sets of the foregoing agreements, one set between Sprint PCS and each of our wholly owned subsidiaries, iPCS Wireless, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC. Except as described herein, the material terms of each set of affiliation agreements with Sprint PCS are substantially the same.

        Under our affiliation agreements with Sprint PCS, we have the exclusive right to provide wireless mobility communications services under the Sprint brand name in our territory. Sprint PCS holds the spectrum licenses. The affiliation agreements with Sprint PCS require us to interface with the Sprint PCS network by building our network to operate on the frequencies licensed to Sprint in the 1900 MHz range.

        The following is a description of the material terms and provisions of our commercial arrangements with Sprint PCS. You are referred to the copies of our material agreements with Sprint PCS, filed as exhibits to this Annual Report on Form 10-K, for a more complete description of their terms and conditions.

        The management agreements.    Under our management agreements with Sprint PCS, through our three operating subsidiaries, we have agreed to:

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

  •
  Exclusivity.  We are designated as the only person or entity that is a manager or operator for Sprint PCS in our territory. Sprint PCS and its related parties are prohibited from owning, operating, building or managing another wireless mobility communications network or selling Sprint PCS products and services in our territory while our management agreements are in place and no event has occurred that would permit such agreements to terminate. Sprint PCS is permitted to make national sales to companies in the covered territory and to generally permit resale of the Sprint PCS products and services, with certain exceptions, in the territory.

  •
  Network build-out.  We believe that our operating subsidiaries are in compliance with all applicable build-out requirements for their respective networks. If Sprint PCS decides to expand our territory, Sprint PCS must provide us with written notice of the proposed expansion and we have 90 days to determine whether we will build-out the proposed area. If we do not exercise this right, then Sprint PCS may build-out the coverage itself, or it may allow another Sprint PCS Affiliate or another third party to do so on terms and conditions that are no more favorable than those that were offered to and rejected by us. Sprint PCS has the right, in new coverage that it constructs, or that is constructed by another Sprint PCS Affiliate or another third party, to manage the network or hire another Sprint PCS Affiliate to manage the network in the new coverage area. We may choose to build-out additional coverage in our territory that is not required by Sprint PCS; provided, however, that we may not elect to build-out additional coverage for areas with respect to which we previously declined to build.

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

  •
  National sales programs.  We are required to participate in the Sprint PCS wireless sales programs for sales to Sprint PCS's corporate accounts and will pay the expenses and receive the compensation from Sprint PCS relative to sales to customers of those accounts located in our territory. We are also required to use Sprint's long distance service for calls made from within designated portions of our territory to areas outside those designated portions and to connect our network to the national platforms Sprint PCS uses to provide services under the management agreements and services agreements. Sprint PCS will purchase such long distance service from Sprint on our behalf at a price and terms at least as favorable to Sprint PCS as the best prices and terms Sprint offers to any similarly situated wholesaler. However, we may purchase private line capacity for call routing directly from Sprint, if we can obtain more favorable terms, and Sprint has agreed to provide us with such capacity at the best price offered to similarly situated third parties. Under the management agreements, we are prohibited from reselling long distance service to other carriers; however, we may (1) transport long distance calls for customers, (2) transport long distance calls for resellers when such resale is subject to FCC mandate or when Sprint chooses to make such resale available, or (3) transport long distance calls for purposes of roaming.

  •
  Service pricing.  We are required to offer PCS subscriber pricing plans from Sprint PCS designated for regional or national offerings, including Sprint's "Everything" plans. We are permitted to establish our own local price plans for PCS products and services offered only in our territory, subject to Sprint PCS's approval.

  •
  Roaming and fees.  We are entitled to receive a weekly fee from Sprint PCS equal to 92% of net "billed revenues" related to subscriber activity less applicable write-offs, net of deposits applied and net of recoveries; all determined by Sprint PCS in accordance with the affiliation agreements. Outbound non-Sprint PCS roaming billed to subscribers based in our territory, proceeds from the sales of handsets and accessories, amounts collected with respect to taxes, insurance and universal service fund charges are not considered "billed revenues." Billed revenues generally include all other subscriber account activity for Sprint PCS products and services in our territory, which includes such activities billed to, attributed to or otherwise reflected in subscribers' accounts. We generally are entitled to 100% of the proceeds from outbound roaming on other wireless carriers' networks billed to our subscribers by Sprint, less applicable write-offs. We also are entitled to 100% of the universal service funds from the Universal Service Administrative Company associated with subscribers in our markets.

    Many Sprint PCS wireless subscribers purchase bundled pricing plans that allow roaming anywhere without incremental PCS roaming charges. However, we will earn roaming revenue for every minute that a Sprint PCS wireless subscriber from outside our territory, or another carrier's subscriber enters our territory and uses our services, which is offset against amounts we owe as expenses for every minute that Sprint PCS subscribers based in our territory use services outside our territory or on another carrier's network. The reciprocal roaming rate for voice and 2G data subscribers who roam into the other party's or another Sprint PCS Affiliate's network is fixed through December 31, 2010 as follows: for 2008 and 2009, $0.0400 per minute; and for 2010, $0.0380 per minute, in each case, plus the actual long distance charges incurred. Beginning on January 1, 2011, the reciprocal roaming rate will change annually to equal 90% of Sprint PCS's retail yield for voice and 2G data usage from the prior year. Sprint PCS's retail yield for voice and 2G data usage is defined as Sprint PCS's average revenue per user for voice and 2G data services divided by the average minutes of use per user. With respect to certain of our markets in western and eastern Pennsylvania, we receive the benefit of a special reciprocal rate for voice and 2G data of $0.10 per minute. This special rate will terminate, with respect to each of these two sets of markets, on the earlier of December 31, 2011 or the first day of the calendar month which follows the first calendar quarter during which we achieve a subscriber penetration rate of at least 7% of our covered populations.

    The voice and 2G roaming rate that we receive when a subscriber of a non-Sprint PCS provider uses voice and 2G services on our network or we pay when a Sprint PCS subscriber based in our territory uses voice or 2G services on a non-Sprint PCS provider's network is set under Sprint PCS's third party roaming agreements.

    In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from mobile broadband services, known as "3G data," when wireless subscribers are using such services outside of their home territory or network. We recognize revenue when a wireless subscriber based outside of our markets or network uses mobile broadband data services on our network and we recognize expense when our subscribers use such services on the Sprint PCS network, the network of another Sprint PCS Affiliate outside of our markets or the network of another wireless carrier.

    The reciprocal roaming rate with Sprint PCS Affiliates for 3G data is fixed through December 31, 2010, as follows: for 2008, $0.0003 per kilobyte; and for 2009 and 2010, $0.0001 per kilobyte. Beginning on January 1, 2011, the rate for this service will begin changing annually to equal 90% of Sprint PCS's retail yield for 3G data usage from the prior calendar year; provided that such amount will not be less than our network costs (including a reasonable return using our weighted average cost of capital applied against our net investment in our service area network) to provide such services. Sprint PCS's retail yield for 3G data usage is defined as Sprint PCS's average revenue per user for 3G data usage divided by the average kilobytes of use per user.

    From January 1, 2008 through December 31, 2010, 3G data roaming with Sprint is not settled separately. Accordingly, we do not incur 3G data roaming expense with Sprint, nor do we receive 3G data roaming revenue from Sprint; provided, however, that we do settle separately 3G data roaming with the other PCS Affiliates of Sprint. Commencing on January 1, 2010, we or Sprint may initiate a review to determine whether the 3G data roaming ratio between Sprint and us has changed by more than 20% from the calendar year that is two years prior. If the ratio has changed by more than 20%, then the parties will commence discussions as to whether an appropriate adjustment in other fees can be made to compensate for such change. If the parties cannot agree, then the parties will revert to settling 3G data roaming separately effective January 1 of the year in which such review was initiated.

    The data roaming rate that we receive when a subscriber of a non-Sprint PCS provider uses 3G services on our network or we pay when a Sprint PCS subscriber based in our territory uses 3G services on a non-Sprint PCS provider's network is set under Sprint PCS's third party roaming agreements.

  •
  Vendor purchase agreements.  We may participate in discounted volume-based pricing on wireless-related products and warranties Sprint PCS receives from its vendors. Sprint PCS will use commercially reasonable efforts to obtain for us the same prices as Sprint PCS receives from its vendors.

  •
  Advertising and promotions.  Sprint PCS uses national television, radio, print, outdoor and other advertising campaigns to promote its products. We benefit from the national advertising. In addition to Sprint PCS's national advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our cost. We have the right to use any promotion or advertising materials developed by Sprint PCS and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements and incremental printing costs. Sprint PCS also runs numerous promotional campaigns that provide subscribers with benefits such as additional features at the same rate or free minutes of use for limited time periods. We generally offer these promotional campaigns to potential subscribers in our territory.

  •
  Resale of products and services.  Sprint PCS may choose to offer a resale product under which third party resellers, known as Mobile Virtual Network Operators, or MVNOs, will resell Sprint PCS products and services under brand names other than "Sprint PCS." The management agreements provide that we are generally required, subject to certain exceptions, to participate in resale arrangements between Sprint PCS and unrelated resellers that are entered into, renewed or extended by Sprint PCS during the duration of our affiliation agreements. With respect to resale arrangements entered into prior to April 1, 2004, we are paid the reciprocal roaming rate for voice and data usage of the Sprint PCS network in our territory by customers of such resellers. With respect to all other arm's length resale arrangements with unrelated resellers, we are paid the amount of fees collected by Sprint PCS from such unrelated resellers on a pass-through basis as payment for the use of the Sprint PCS network in our territory by customers of such resellers.

    Sprint is required to permit us to offer an independent wireless prepaid plan in our territory, subject to certain limitations and we are currently pursuing such a plan in our territory.

  •
  Program requirements.  We must comply with the Sprint PCS program requirements for technical standards, customer service standards, roaming coverage and national and regional distribution and national accounts programs. Some of the technical standards relate to network up-time, dropped calls, blocked call attempts and call origination and termination failures. The management agreements provide that Sprint PCS can change the program requirements at its discretion and we must implement such changes within a commercially reasonable period of time; provided, however, that we can decline to implement certain changes under certain circumstances.

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

  •
  Inability to use non-Sprint brand.  We may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products and services on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint PCS brands, except for sales to resellers, brands used by Sprint PCS in connection with its offering of Q-Chat or its prepaid brand, Boost (to the extent we reach agreement with Sprint PCS as to the offering of Boost branded CDMA products and services), or as otherwise permitted under our affiliation agreements. Because we have not been able to reach agreement with Sprint as to the offering of Boost branded CDMA products and services, we have the right under our affiliation agreements to offer an independent wireless prepaid plan within certain parameters.

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

  •
  Term.  The initial term of iPCS Wireless's management agreement commenced on January 22, 1999 and the initial terms of Horizon Personal Communications's and Bright Personal Communication Services's management agreements commenced on June 8, 1998 and October 13, 1999, respectively, and each continues for a period of 20 years. Following expiration of the initial term, the management agreements will automatically renew for three successive 10-year renewal periods (for a maximum of 50 years including the initial term), unless at least two years prior to the commencement of any renewal period either party notifies the other party that it does not wish to renew the applicable management agreement.

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

  •
  Indemnification.  We have agreed to indemnify Sprint PCS and its directors, officers, employees and agents and related parties of Sprint PCS and their directors, officers, employees and agents against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in its management agreement or any other agreement between us and Sprint PCS, our ownership of the operating assets or the actions or the failure to act of anyone employed or hired by us in the performance of any work under the management agreement, except that we will not be obligated to indemnify Sprint PCS for any claims arising solely from the negligence or willful misconduct of Sprint PCS. Sprint PCS has agreed to indemnify us and our directors, officers, employees and agents against all claims against any of the foregoing arising from Sprint PCS's violation of any law, from Sprint PCS's breach of any representation, warranty or covenant contained in our management agreements or any other agreement between us and Sprint PCS, and, solely with respect to our Horizon and Bright subsidiaries, from the actions or the failure to act of anyone who is employed by Sprint PCS in the performance of any work under the management agreements between Sprint and such subsidiary, except Sprint PCS will not be obligated to indemnify such subsidiary for any claims arising solely from such subsidiary's negligence or willful misconduct.

  •
  Dispute resolution.  If the parties cannot resolve any dispute between themselves, then our management agreements generally provide that the parties will continue to operate under our affiliation agreements with Sprint PCS and that either party may file suit in a court of competent jurisdiction or commence an arbitration proceeding. Absent our express agreement with Sprint PCS to submit an issue or dispute to arbitration, neither party can be compelled to submit a dispute to arbitration.

        The services agreements.    The services agreements outline the terms and conditions upon which Sprint performs various back office services for us for an additional fee.

        The "Sprint CCPU services" are support services provided by Sprint relating to billing, customer care, collections, network operations control center monitoring, national platform, information technology, interconnectivity, voice mail, directory assistance, operator services and roaming clearinghouse services. Subject to our right to discontinue receiving such service upon 180 days prior written notice, we agreed to continue to purchase the Sprint CCPU services from Sprint PCS through December 31, 2010 at a monthly rate per subscriber ("CCPU rate") of $6.50 for 2008, $6.15 for 2009 and $5.85 for 2010. The monthly rate per subscriber for the Sprint CCPU Services in 2008 through 2010 will be further reduced by $0.15 each time we achieve certain milestones with respect to our

EV-DO Rev. A deployment. Specifically, the CCPU rates set forth above are reduced by $0.15 from the then current rate when our EV-DO Rev. A deployment covers at least 6.0 million in population ("POPs"), by another $0.15 from the then current rate when we cover at least 7.0 million POPs, and by another $0.15 from the then current rate when we cover at least 9.0 million POPs. Our EV-DO Rev. A deployment exceeded 6.0 million POPs during June 2008 and exceeded 7.0 million POPs during July 2008. As a result, the CCPU rate was reduced to $6.35 starting July 1, 2008, was further reduced to $6.20 starting August 1, 2008 for the remainder of 2008, and will be further reduced to $5.85 and $5.55 for 2009 and 2010, respectively, subject to any further downward adjustments related to incremental EV-DO Rev. A coverage. As of December 31, 2008, our EV-DO Rev. A deployment covered approximately 7.2 million POPs. We also agreed that the monthly rate for 2011-2013 for Sprint CCPU service would be reset to a mutually acceptable amount based on the amount necessary to recover Sprint PCS's reasonable costs for providing Sprint CCPU services.

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

        The "Sprint CPGA services" are services provided by Sprint relating to subscriber activation, credit verification, handset logistics and handset carrying, obsolescence and other costs. The cost for Sprint CPGA services is included as a part of the total costs that we use to calculate the non-GAAP financial measure that we call "CPGA." Subject to our right to discontinue receiving such service upon 180 days prior written notice, we have agreed to continue to purchase the Sprint CPGA services from Sprint PCS through December 31, 2010 at a monthly rate of $19.00 per gross customer addition in all of our service areas for 2008 through 2010. We have also agreed that the monthly rate for 2011-2013 for Sprint CPGA services would be reset to a mutually acceptable amount based on the amount necessary to recover Sprint PCS's reasonable costs for providing Sprint CPGA services.

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

        The trademark and service mark license agreements.    We have a non-transferable license to use, at no additional cost to us, the Sprint and Sprint PCS brand names and several other U.S. trademarks and service marks on Sprint PCS products and services. We believe that the Sprint and Sprint PCS brand names and symbols enjoy a high degree of recognition, providing such companies an immediate benefit in the marketplace. The use of the licensed marks by us is subject to adherence to quality standards determined by Sprint and use of the licensed marks in a manner that would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed to promptly notify Sprint and Sprint PCS of any infringement of any of the licensed marks within our territory of which we become aware and to provide assistance to Sprint and Sprint PCS in connection with Sprint's enforcement of its rights. We have agreed with Sprint and Sprint PCS that we and Sprint will each indemnify the other for losses incurred in connection with a material breach of the trademark license agreements. In addition, we have agreed to indemnify Sprint and Sprint PCS from any loss suffered by reason of a third party claim arising from our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint PCS products and services other than losses arising solely out of our use of the licensed marks in compliance with the contractual guidelines.

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

 REGULATORY ENVIRONMENT

Regulation of the Wireless Telecommunications Industry

        The FCC can have a substantial impact upon entities that manage wireless personal communications services networks and/or provide wireless personal communications services because the FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications networks in the United States. Except as discussed below, Sprint, not us, holds the FCC licenses for the wireless services that we provide in our service territory. Therefore, most FCC regulations affecting the combined business apply directly to Sprint, but are binding on us indirectly through contractual obligations.

Conditions of Wireless Personal Communications Services Licenses

        Wireless personal communications services licenses are generally granted for ten-year terms conditioned upon timely compliance with the FCC's build-out requirements. Pursuant to the FCC's build-out requirements, broadband wireless personal communications services licensees must construct facilities that offer coverage to a certain percentage of the population in their licensed areas within particular "benchmark" deadlines, or in certain cases can instead make a showing of "substantial service" within that benchmark period. If the build-out requirements are not met, wireless personal communications services licenses could be forfeited. Sprint has made all of the required build-out showings and filed renewal applications for the personal communications services licenses that we use for our PCS network.

        Although we use Sprint PCS's licenses to provide wireless service as a PCS Affiliate of Sprint, we own one FCC license for personal communications services for the Chillicothe, Ohio market (the "Chillicothe license"), and a related FCC license for microwave radio backhaul/control facilities. On October 25, 2006, the FCC granted our application for renewal of the Chillicothe license. The Chillicothe license does not currently play a role in our provision of personal communications services as a PCS Affiliate of Sprint and is for sale.

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

Wireless Personal Communications Services License Renewal

        Wireless personal communications services licensees can renew their licenses for additional ten-year terms. Wireless personal communications services renewal applications are not subject to auctions. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford wireless personal communications services renewal applicants involved in comparative renewal hearings with a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the wireless personal communications services renewal applicant has:

  •
  provided "substantial service" during its license term; and

  •
  substantially complied with all applicable laws and FCC rules and policies.

        The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. The FCC's renewal expectancy and procedures make it likely that Sprint will retain the wireless personal communications services licenses that we manage for the foreseeable future. It will also help us to retain the Chillicothe personal communications services license we hold, if our business plan calls for retention of this license.

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

Hearing Aid Compatibility (HAC) Compliance

        The FCC has adopted policies and rules that require providers of commercial mobile services to offer a minimum number or percentage of wireless handsets models that have hearing aid compatibly ("HAC") features, and to engage in related public outreach and annual compliance reporting. The FCC's HAC policies and rules apply to us as a result of our ownership of the Chillicothe license. These policies and rules also apply to Sprint, and Sprint now offers a wide variety of digital wireless handsets with HAC features. We generally offer the same selection of handset models as Sprint, which is significantly greater than the minimum required by the FCC Rules. In July 2008, the FCC modified its HAC rules to require that all Commercial Mobile Radio Service ("CMRS") providers must file compliance reports detailing the number and type of handsets they make available to the public and the HAC compliance rating of the handsets annually. Our obligation to file annual HAC reports separate from Sprint will cease if we sell or otherwise dispose of the Chillicothe license. We filed the first report required by the modified HAC rules in a timely fashion. Failure to do so in the future could subject us to administrative sanctions, and/or potential threat of civil suits by disgruntled customers seeking HAC-compliant handsets.

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

Protection of Customer Proprietary Network Information and Prevention of Identity Theft

        The FCC regulates the handling and disclosure of a personal communications services customer's personal and usage information, known as "Customer Proprietary Network Information" or "CPNI." The FCC now requires all wireless and wireline service providers, including resellers, to file annually with the FCC a certification of compliance with the CPNI rules, and a statement describing in detail how compliance is achieved. The FCC and Congress have recently strengthened the requirements for safeguarding CPNI, in response to reports of abuses of this information by persons engaging in identity theft and other improper practices. The new statutory and regulatory requirements (which can apply to us contractually and through our resale of Sprint services) may create new costs and procedures for our operation. Steeper FCC fines and other sanctions can be expected for violations.

        In a similar vein, The Federal Trade Commission (FTC) has established "Red Flag" rules which are designed to prevent identity theft. Under the new rules, all businesses that maintain a creditor-debtor relationship with customers, including virtually all telecommunications carriers, must adopt written procedures designed to detect the relevant warning signs of identify theft, and implement an appropriate response. The new requirements apply to any "creditor" (which includes entities that defer payment for goods or services) that has "covered accounts" (accounts used mostly for personal, family or household purposes). The FTC required the Red Flag compliance program to be in place by November 1, 2008, but later suspended enforcement of this requirement until May 1, 2009. We have taken steps to implement a program to be in compliance with the Red Flag requirements. If an employee fails to comply with the new identity theft protection procedures, it could expose us to regulatory sanctions and other liabilities. The existence of the new rules may tempt any customer that suffers identity theft to seek to bring us into any resulting litigation, even if we followed the identity theft requirements.

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

Impact of Additional FCC Rule Makings on Competitive Environment

        The FCC is in the process of finalizing rules for the auction of additional commercial wireless service spectrum, including Advanced Wireless Service ("AWS") spectrum (the "AWS II" and "AWS III" bands), and the 700 MHz D Block spectrum. The auction of this spectrum may result in the introduction of additional wireless competitors and/or the strengthening of existing competitors. One proposal under consideration by the FCC would require certain auction winners to provide wireless broadband access service to the public without charge, which could force us to change our pricing for similar services.

        The FCC is also considering a Petition for Rulemaking filed by the Rural Cellular Association ("RCA") asking that the FCC restrict or prohibit exclusive handset arrangements entered into between national carriers and manufacturers. Sprint has such an arrangement with Samsung for production of the Ace handset. If the FCC adopts restrictions on exclusive handset arrangements, it could affect any competitive advantage enjoyed by Sprint (and by us as a Sprint affiliate) with regard to certain handsets such as the Ace. However, such restrictions would also negate the competitive advantage enjoyed by our competitors through exclusive handset arrangements.

        The FCC adopted a November 14, 2008 order allowing unlicensed radio transmitters to operate in the TV Channels 2-51 at locations where that spectrum is not being used by licensed services (TV "white spaces"). Theoretically, this action could allow off the shelf sales of unlicensed devices providing some of the same capabilities as we provide to our subscribers using Sprint's licensed spectrum. However, the TV white space devices must operate at very low power levels and with other restrictions that will limit direct substitution of such devices for PCS devices.

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

        We sustained net losses of $9.8 million and $69.3 million for the years ended December 31, 2008 and 2007, respectively. We may incur additional losses in the future while we continue to expend funds to enhance our wireless network, grow our customer base and defend our rights under our affiliation agreements.

        In addition, our future operating results and cash flows will be subject to quarterly and annual fluctuations due to many factors, some of which are outside our control. These factors include increased costs we may incur in connection with the further development, expansion and upgrade of our PCS network, additional growth to our subscriber base and fluctuations in the demands for our services. We may not achieve or sustain profitability or positive cash flows. To the extent our quarterly or annual results of operations fluctuate significantly, we may be unable to satisfy our debt obligations. Our inability to satisfy our obligations may result in our restructuring or bankruptcy.

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

  •
  making it more difficult for us to satisfy our obligations with respect to our senior secured notes and our other debt; and

  •
  increasing our cost of borrowing.

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

        The indentures governing our senior secured notes impose significant operating and financial restrictions on us. These restrictions significantly limit, among other things, our ability to incur additional indebtedness, pay dividends, repay junior indebtedness, sell assets, make investments, engage in transactions with affiliates, engage in sale and leaseback transactions, create liens and engage in certain types of mergers or acquisitions. Any future debt instruments may have similar or more restrictive covenants. These restrictions could limit our ability to obtain future financings, make capital expenditures, withstand a future downturn in our business or a continued or prolonged downturn in the economy in general, or otherwise take advantage of business opportunities that may arise. If we fail to comply with these restrictions, holders of our senior secured notes could declare a default under the terms of the relevant indenture even though we are able to meet debt service obligations and, because our indentures have cross-default and cross-acceleration provisions, could cause all of our debt to become immediately due and payable.

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

        Increasingly we must attract a greater proportion of our new subscribers from our competitors' existing subscriber bases rather than first time purchasers—which often necessitates higher up-front subscriber acquisition expense. In addition, to the extent our subscriber growth includes a higher percentage of sub-prime credit subscribers, our churn and bad debt expense may increase, and also may impair our ability to maintain and increase our revenue and cause a deterioration in our operating margin. Moreover, despite incurring increased sales and marketing expense, we may not succeed in growing our subscriber base.

We rely on independent third parties for a sizable percentage of our distribution.

        For the year ended December 31, 2008, approximately 70% of our gross subscriber additions originated from distribution channels operated by third parties (Sprint co-branded, non-exclusive local third parties, national third party distributors, such as Wal-Mart, Best Buy and RadioShack, and Sprint controlled and other). For the year ended December 31, 2008, approximately 8% of our gross subscriber additions were generated by RadioShack, while another approximately 19% were generated by three Sprint co-branded dealers, including approximately 14% from one co-branded dealer. Although we believe that utilizing these independent third parties is beneficial to us, it also presents a number of drawbacks, such as limited control. These independent third parties have a significant amount of flexibility in running their operations. Although we can exercise limited control over Sprint co-branded and non-exclusive local third parties through our distribution agreements, we have much less control over national retailers as their agreements are with Sprint. To the extent that these third parties do not perform well, experience financial difficulty, reduce their distribution points or emphasize our competitors' products and services over Sprint PCS products and services, our results of operations may be adversely affected.

If we receive lower revenue or incur more fees than we anticipate for roaming with Sprint PCS and Sprint roaming partners, our results of operations may be negatively affected.

        Roaming revenue and expense accounted for a substantial portion of our overall revenue stream and operating expense, respectively, for the year ended December 31, 2008. Although we do not receive data roaming revenue from Sprint PCS or pay data roaming expense to Sprint PCS effective January 1, 2008, the majority of our roaming revenue is received when Sprint PCS subscribers based outside our territory use voice and 2G service on our network and the majority of our roaming expense is incurred when Sprint PCS subscribers based in our territories use voice and 2G services on the Sprint network. We also receive roaming revenue when subscribers of Sprint roaming partners (such as Alltel) use voice and data services on our wireless network and incur expense when Sprint subscribers within our territory use voice and data services on the networks of Sprint roaming partners. Since the ratio of inbound to outbound voice roaming with Sprint PCS and Sprint roaming partners fluctuates from period to period and year to year, the margin we earn from the difference between roaming revenue and roaming expense is difficult to predict. As our subscriber base grows, we expect to incur more fees for roaming. Similarly, if Sprint's CDMA subscriber base fails to grow or declines, or if other carriers enhance their network coverage within our territory, merge (as have Alltel and Verizon Wireless), or change their roaming arrangements in favor of another carrier, we would expect to receive lower roaming revenue. Additionally, Sprint PCS subscribers based in our territory may spend more time outside our territory—resulting in us incurring more fees for voice roaming—and wireless subscribers from outside our territory may spend less time in our territory or may use our services less—resulting in us receiving lower revenue for voice roaming.

We have experienced and may continue to experience a high rate of subscriber turnover, which may continue to adversely affect our financial performance.

        While our customer turnover rate, or "churn", was lower in 2008 relative to recent years, it has been and may continue to be higher than the national industry average rate or our projections due to significant competition in the industry and weakened economic conditions, or other factors. A high rate of customer turnover adversely affects our competitive position, liquidity and results of operations, especially because we subsidize a significant portion of the costs of initial purchases of handsets by new customers. Factors that have contributed, and may contribute in the future, to higher churn include inability or unwillingness of customers to pay, resulting in involuntary deactivations, customer mix and credit class, and, in particular, sub-prime credit class customers, customer credit terms, deposit requirements for sub-prime customers, number of customers receiving services under contracts with terms of a year or greater, attractiveness of competitors' products, services and pricing, network coverage, call quality and related performance relative to competitors, customer service, and other competitive factors.

We have experienced, and may continue to experience, a high level of bad debt expense that may continue to have an adverse effect on our results of operations and liquidity.

        Due to weakened economic conditions, among other things, our bad debt expense has been and may continue to be higher than our historical rate or projections. If we, together with Sprint, are unable to successfully manage the credit risk mix of our gross additions or manage our existing subscriber base accounts receivable collections, our bad debt expense, results of operations and liquidity will be adversely affected.

If we lose the right to install our equipment on wireless towers or are unable to acquire new leases or renew expiring leases for wireless towers on favorable terms or at all, our business and results of operations could be adversely impacted.

        All of our base stations are installed on facilities that we lease from third parties pursuant to master agreements. The majority of our leased tower sites are leased from a few tower companies; and as of December 31, 2008, approximately 66% of our tower sites were leased from three tower companies. If a master agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support the use of its tower sites by us, we would have to find new sites or may be required to rebuild the affected portion of our wireless network. In addition, the concentration of our tower leases with a limited number of tower companies could adversely affect our results of operations and financial condition if we are unable to acquire new leases or renew our expiring leases with these tower companies either on favorable terms or at all. If any of the tower leasing companies with whom we do business should experience severe financial difficulties, or file for bankruptcy protection, our ability to use our towers could be adversely affected. That, in turn, would adversely affect our business, revenue and financial condition if a material number of towers were involved.

We depend on other telecommunications companies for some services that, if delayed or interrupted, could delay our expected increases in subscribers and revenue.

        We depend on other telecommunications companies to provide facilities and transport to interconnect our wireless network and to connect our wireless network with the landline telephone systems. Without these services, we could not offer Sprint PCS services to our subscribers in some areas. From time to time, we have experienced delays in obtaining facilities and transport from some of these companies, and in obtaining local telephone numbers for use by our subscribers, which are sometimes in short supply, and we may continue to experience delays and interruptions in our network operations and our business may suffer. Delays or interruptions could also result in a breach of our affiliation agreements with Sprint PCS, subjecting these agreements to potential termination by Sprint PCS.

We rely exclusively on Nortel Networks for our network equipment. This equipment is generally not interchangeable or interoperable with network equipment from other providers and we would be materially adversely affected if we could not obtain additional network equipment or support from Nortel Networks timely or at all and, in any event, cost effectively.

        Our wireless network equipment is supplied solely by Nortel Networks. If additional equipment or support is needed for expansion or repair of our network, it generally must come from Nortel Networks in order to be compatible with our existing network equipment. Nortel Networks filed for Chapter 11 bankruptcy protection in January 2009. If Nortel Networks were to cease or delay supplying equipment or suspend warranty coverage, we could be prevented or delayed in expanding, repairing or supporting our network. Any inability to expand or repair our network could have a material adverse effect on us. In addition, Nortel Networks, or any potential successor, potentially could exert significant bargaining power over price, quality, warranty claims or other terms relating to its equipment, which could increase our operating or equipment acquisition costs. Additionally, if Nortel Networks has a significant disruption in its business or liquidates, our business and results of operations would likely be negatively impacted.

Alternative or advanced technologies, including WiMax and LTE, and current uncertainties in the wireless and overall communications market may render the technology we use obsolete or reduce demand for our products and services.

        The wireless telecommunications industry continues to experience significant and rapid technological change, as evidenced by the pace of upgrades in existing digital wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products, deployment of unlicensed spectrum devices and enhancements and changes in end-user requirements and preferences. We rely on Sprint to keep pace with these technological changes. If Sprint is unable to keep pace with these technological changes or other changes in the wireless communications market, or fails to make those changes available to us, the CDMA technology used in our wireless network or our business strategy may become obsolete. If we fail to implement significant technological changes or keep pace with Sprint's network technology, we may lose subscribers and/or roaming revenue and our ability to maintain and increase revenue will be impaired.

        The convergence of wireless, landline telephone service, cable television and Internet access is also creating uncertainties in the overall communications market. The proliferation of Wi-Fi, and the potential application of Worldwide Inter-Operability for Microwave Access ("WiMax") and/or Long Term Evolution ("LTE") technology, create additional uncertainty about how customers will communicate wirelessly in the future. Future wireless applications on current or future portions of the wireless spectrum may also reduce demand for the wireless products and services we offer for Sprint. In addition, Sprint continues to develop advanced technologies and delivery channels, such as its WiMax initiative with Clearwire and others, and its failure to share these technologies with us, as we believe is required under our affiliation agreements, may have a material adverse effect on our business.

We anticipate we will require ongoing capital expenditures, and we may not have adequate capital resources to fund all of our desired capital expenditures.

        We incur capital expenditures on an ongoing basis to maintain and upgrade our wireless network to remain technologically current and competitive and to enhance the efficiency of our sales operations. We anticipate total capital expenditures for 2009 will be between $35.0 million and $45.0 million. Although we believe that our cash and cash equivalents and operating cash flow will be sufficient to operate our business and fund our capital needs for at least the next twelve months, if it is not sufficient to fund our capital expenditures for any reason, we may not be able to obtain additional funds and we may be forced to reduce our level of capital spending. The terms of the indentures governing our senior secured notes limit our ability to incur additional indebtedness. Even if we are able to obtain additional funds, we may not be able to do so on favorable terms. If we do not have sufficient funds to fund our capital expenditures, we may experience a material adverse effect on our business, financial condition and results of operations.

If we do not retain our key employees, our business may suffer.

        Our future success depends in large part on the continued employment of our key employees. There is competition for qualified personnel in our industry, and the limited availability of qualified individuals could become an issue of increasing concern in the future. Moreover, the uncertainty surrounding our relationship with Sprint, including Sprint's acquisition of all but three PCS Affiliates of Sprint (including us), makes retention more difficult and makes it more expensive to fill vacancies. Our financial condition depends upon qualified personnel successfully implementing our business plan. If we lose any of our key employees, our business could be materially adversely affected.

If the Employee Free Choice Act is adopted, it would be easier for our employees to obtain union representation and our businesses could be impacted.

        Currently, none of our employees are represented by unions. However, our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. Additionally, it is expected that the Employee Free Choice Act will be reintroduced in the new Congress. If reintroduced and enacted in its most recent form, the Employee Free Choice Act would: (1) allow unions to become the representative of previously unrepresented employees by getting so-called "authorization cards" signed by a majority of the employees involved, without requiring the union to go through a secret ballot election; (2) require binding arbitration upon an employer and the union if they were unable to negotiate a first contract within specified timelines; and (3) impose new penalties on employers who violate provisions of the Act. If we experience any labor disruptions or if some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could have a material adverse effect on our business, financial condition and results of operation.

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

Our business could be negatively impacted by security threats and other disruptions.

        Major equipment failures, natural disasters, including severe weather, terrorist acts, cyber attacks or other breaches of network or information technology security that affect our wireless network, including communication switches, cell sites or other equipment, or that affect Sprint's networks or third-party owned local and long-distance networks on which we rely, could have a material adverse effect on our operations. These events could disrupt our operations, require significant resources, result in a loss of customers or impair our ability to attract new customers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Failure to maintain the integrity of customer data could damage our reputation and/or subject us to costs, fines or lawsuits.

        We collect or have access to personally identifiable information relating to our customers when we are activating or servicing these customers. Similarly, Sprint maintains this information on an ongoing basis and also has access to it when similarly activating or servicing these customers. The integrity and privacy of our customers' information is important to us and our customers have a high expectation that we, and Sprint, will adequately protect their personal information. The regulatory environment governing privacy laws is increasingly demanding and privacy laws continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Non-compliance with applicable privacy regulations by us or Sprint (or in some circumstances non-compliance by third parties engaged by us or Sprint), breach of security on systems storing our customer data, a loss of customer data or fraudulent use of customer data could aversely impact Sprint's, and our, reputation, and/or result in fines or other damages and litigation.

We depend on roaming revenue from resellers of Sprint PCS services for a portion of our revenue.

        Resellers of Sprint PCS services, such as Virgin Mobile, are subject to a number of risks, including high churn, high bad debt expense, increased competition, dependence on fourth quarter gross additions and reliance, in many cases, on specific segments of the market, for example, the youth segment. In the past few years, a number of resellers, including Disney Mobile and ESPN Mobile, ceased providing service, reflecting the increasingly competitive environment for resellers. We are not party to any underlying agreements that these resellers have with Sprint and therefore, subject to certain exceptions, are generally unable to set prices or otherwise monitor the performance of the resellers. Additionally, the resellers using the Sprint network change from time to time and such changes are outside of our control. If a reseller, particularly Virgin Mobile, has a disruption in its business plan, experiences financial difficulties, ceases to grow or service its customer base or contracts with another wireless provider for its service, we may lose the related revenue and it may make it more difficult for us to obtain sufficient revenue to achieve and sustain profitability.

Anti-takeover and other provisions affecting us could prevent or delay a change of control that is beneficial to our shareholders.

        Certain provisions of our debt instruments and other agreements and provisions of applicable Delaware law and applicable Federal and state regulations may discourage, delay or prevent a merger or other change of control that holders of our securities may consider favorable. These provisions could:

  •
  delay, defer or prevent a change in control of the Company;

  •
  discourage bids for our securities at a premium over the market price; or

  •
  adversely affect the market price of our securities.

Our stock price is highly volatile.

        The market price of our stock is highly volatile and subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

  •
  quarterly variations in our or Sprint's operating results;

  •
  our or Sprint's operating results that vary from the expectations of securities analysts and investors;

  •
  changes in expectations as to our or Sprint's future financial performance, including financial estimates by securities analysts and investors or such guidance provided by us or Sprint;

  •
  announcements by us, Sprint or other companies in the telecommunications industry of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, capital commitment plans, prospects, service offerings, technological developments or operating results;

  •
  additions or departures of key personnel;

  •
  trading or volume fluctuations, particularly in consideration of the concentrated holdings of our common stock with a few parties;

  •
  future sales or purchases of our securities;

  •
  changes in our operational relationship with Sprint;

  •
  market speculation involving potential changes in our strategic relationship with Sprint, including acquisition of us by Sprint or revision of our affiliation with Sprint;

  •
  actual or expected developments related to our ongoing or future litigation with Sprint;

  •
  other risk factors as discussed herein; and

  •
  other unforeseen events.

        Stock markets in the United States often experience extreme price and volume fluctuations. Market fluctuations, as well as general economic or political conditions such as recession, interest rate fluctuations or acts of terrorism, could adversely affect the market price of our stock.

Risks Related to Our Relationship with Sprint PCS

If Sprint does not succeed, our business may not succeed.

        As a PCS Affiliate of Sprint, we are dependent upon Sprint for many aspects of our business, including the brand name under which we operate, the spectrum that we use and the nationwide wireless network outside of our territory. From the subscribers' point of view, we are "Sprint" in our markets and they use our wireless network and the rest of the Sprint PCS network as a unified network. Sprint's performance and brand reputation nationwide—over which we have no control—impacts our performance. If Sprint has a significant disruption to its business plan or wireless network, fails to attract and retain subscribers or otherwise operate its business in an efficient manner or suffers a continued weakening of its brand name, our business and results of operations would likely be negatively impacted. If Sprint should have significant financial problems, including bankruptcy, our business would suffer material adverse consequences, which could include termination or revision of our affiliation agreements with Sprint PCS.

We depend on Sprint to offer competitive products and services.

        We are required to offer Sprint products and services designated for regional or national offerings. We are reliant upon Sprint to determine what products and services to offer to remain competitive in the wireless marketplace. We are also dependent upon Sprint to remain technologically competitive. We are required to offer PCS subscriber pricing plans from Sprint PCS designated for regional or national offerings, such as Sprint's "Everything" plans. Sprint PCS prices subscriber pricing plans based on its own objectives and could set price levels or change other characteristics of its plans in a way that may not be economically advantageous for our business, which would result in decreased revenue and/or increased expense. Sprint may attempt to gain or maintain market share in the wireless business by competing on the basis of price, which could decrease our revenue.

        Our dependence on Sprint PCS to develop competitive products and services and the requirement that we obtain Sprint PCS' consent to sell non-Sprint approved equipment limits our ability to keep pace with our competitors on the introduction of new products, services and equipment. All suppliers of handsets used in our business license intellectual property from Qualcomm, some of which has been found to infringe on certain patents owned by Broadcom Corporation. If Qualcomm does not resolve this issue, we may be unable to use handsets that are subject to these claims, including handsets that utilize Qualcomm's Q-Chat® technology. Some of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and Internet access, along with their wireless communications services. If Sprint does not develop new technology to compete with technology developed by our competitors, or fails to make available, whether or not permitted by our affiliation agreements, technology it has developed or is developing, our ability to compete will suffer. Additionally, if Sprint is unable to remain competitive in the negotiation of exclusivity agreements with vendors surrounding the introduction of popular new handsets, our ability to attract and retain subscribers will suffer.

We may have difficulty in obtaining an adequate supply of handsets from Sprint.

        We are dependent on Sprint for our supply of handsets. Sprint orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

  •
  Sprint does not adequately project the need for handsets for itself, its PCS Affiliates and its other third-party distribution channels, particularly in connection with the transition to new technologies;

  •
  Whether or not permitted by our affiliation agreements, Sprint gives preference to itself and/or other distribution channels over its affiliates;

  •
  We do not adequately project our need for handsets;

  •
  Sprint modifies its handset logistics and delivery plan in a manner that restricts or delays access to handsets;

  •
  One or more of Sprint's handset manufacturers experiences financial or operating difficulties or ceases doing business; or

  •
  There is an adverse development in the relationship between Sprint and its suppliers or vendors.

        The occurrence of any of the foregoing could hinder our ability to attract or retain subscribers.

We rely on Sprint to remit cash due to us.

        Whether or not permitted by our affiliation agreements, Sprint may withhold or delay cash due to us, and in the past we have had disputes with Sprint relating to the amount of cash Sprint is required to pay us. If Sprint's financial condition deteriorates, or if for other reasons it withholds or extends the timing of contractual payments due to us, our working capital requirements could increase, which could have a negative impact on our results of operations and liquidity.

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

        We rely on Sprint PCS's internal support systems, including customer care, billing and back office support. In addition, we rely on Sprint for the proper application of credit policies, the processing and collection of receivables and bad debt collection, as well as the communication of certain subscriber, financial, marketing and operational information to us. Pursuant to our affiliation agreements with Sprint PCS, the fees we pay for these services are set through 2010. Accordingly, we will not benefit if Sprint is able to reduce its cost of providing these services.

        Problems with Sprint PCS' internal support systems could cause, among other things:

  •
  delays or problems in our operations or services;

  •
  an increase in customer care credits;

  •
  delays or difficulty in gaining sufficient access to subscriber, financial, marketing and operational information;

  •
  a loss of new and existing subscribers; and

  •
  an increase in bad debt expense.

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

        Following the merger between Sprint and Nextel, the internal support systems of Sprint and Nextel were integrated, which included the 2008 migration of subscribers, including subscribers in our territory, onto a common platform for billing and customer care, called Ensemble. We believe that the conversion to Ensemble and its related reporting systems during 2008 resulted in issues that have had an adverse impact on our subscriber activity and financial results, some of which we formally disputed in 2008 as they relate to 2008 and subsequently resolved in late 2008 and early 2009. If the same or other issues with Ensemble continue to arise and are not resolved in a timely manner, our business would continue to be negatively impacted.

We rely upon the accuracy of Sprint's financial reporting.

        The data provided to us by Sprint related to the back-office functions it performs for us is the primary source for our service, roaming and reseller revenues, and for a significant portion of our cost of service and roaming, and selling and marketing expense included in our statement of operations. We use this data to record our financial results and prepare our financial statements. If Sprint fails to deliver timely and accurate information, this may lead us to make adverse decisions and inaccurate assumptions for future business plans and could also negatively affect our cash flows as Sprint collects our receivables and remits a net amount to us that is based on the financial information it provides. At times we have experienced delays and inaccuracies in certain data provided by Sprint. Resolution of these delays and inaccuracies under the dispute provisions of our affiliation agreements can span months or longer. Delays and inaccuracies which are material could adversely affect the effectiveness of our disclosure controls and procedures and if we later identify material errors in that data provided to us, or material variances from estimated amounts in delayed data provided to us, we may be required to restate our financial statements. If that occurs to us or any other PCS Affiliate of Sprint, investors and securities analysts may lose confidence in us and Sprint.

The Sprint PCS affiliate program has been reduced to a few affiliates and Sprint's ongoing commitment to the program is unknown.

        Sprint's 2005 merger with Nextel and the litigation involving Sprint and the PCS Affiliates that followed resulted, directly or indirectly, in Sprint's acquisition of nearly all of the PCS Affiliates of Sprint. One remaining PCS Affiliate of Sprint, Shenandoah Telecommunications Company ("Shentel"), amended its affiliation agreements with Sprint in March 2007 to, among other things, simplify the methods used to settle revenue and expense between it and Sprint. As a result of Sprint's acquisitions of PCS Affiliates and Shentel's revised affiliate relationship, Sprint's ongoing commitment to the affiliate program as historically structured is unknown. As Sprint implements newer systems, such as Ensemble, they may design these systems with limited regard as to the separate and distinct needs of the Sprint affiliate program that will rely on them. Similarly, as the size of the Sprint Affiliate program has diminished, so may awareness of Affiliate marketing, operational and other informational needs within the Sprint organization. In addition, Sprint may not devote as much, or the same quality, of its personnel and resources to us and the other two remaining PCS Affiliates of Sprint as it has historically provided. Individually or together, these issues could make it more difficult for the resources Sprint continues to commit to the Affiliate program, to provide to us its obligated services under our affiliation agreements. Any failure by Sprint to fully satisfy its obligations as to services provided under our affiliation agreements would have an adverse effect on our business and results of operations. We and Sprint may agree to further modify our affiliate relationship in ways that could further alter our current business plan and projections.

Our business depends on the continued effectiveness of our affiliation agreements with Sprint PCS.

        The terms of our relationship with Sprint PCS are set forth in our affiliation agreements with Sprint PCS. Our affiliation agreements require that we meet and maintain various requirements with respect to network coverage and technical and customer service requirements. Failure to meet and maintain these requirements could constitute a material breach of our affiliation agreements. If these agreements were to be terminated or otherwise rendered ineffective, or if Sprint PCS fails to perform its obligations under these agreements, our ability to conduct business or to compete in an effective manner would be severely impacted. Our affiliation agreements provide that, upon the occurrence of an event of termination caused by our breach of such agreements, Sprint PCS has the right to, among other things, purchase our operating assets without stockholder approval and for a price equal to 72% of our "entire business value," which is our appraised value determined using certain principles set forth in our affiliation agreements with Sprint PCS and based on the price a willing buyer would pay a willing seller for our entire business as a going concern. See "Part I, Item 1. Business—Affiliation Agreements with Sprint PCS" for a description of how we calculate our entire business value.

Sprint may alter the requirements in our affiliation agreements in a manner that requires us to incur increased capital expenditures and other expenses.

        Pursuant to our affiliation agreements with Sprint, we are required to meet and maintain various requirements with respect to network coverage and technical and customer service requirements. Subject to certain limitations set forth in our affiliation agreements, Sprint may alter its network and technical requirements or request that we build out additional areas within our territory, which could result in us incurring substantial additional costs to remain in compliance with such requirements. If we do not have the necessary funds for this purpose, we may seek to incur additional indebtedness. Our existing substantial indebtedness could limit our ability to obtain any additional financing that we may seek. Moreover, if Sprint determines that we are not in compliance with applicable requirements, our ability to obtain additional financing could be negatively impacted. If we cannot obtain any necessary additional financing, we may be unable to remedy such noncompliance, thereby resulting in a material breach of our affiliation agreements which could lead to their termination by Sprint PCS. If Sprint PCS terminates our affiliation agreements, our ability to conduct business would be severely impacted.

Sprint has limited approval rights with respect to certain corporate transactions.

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

        In the majority of our markets, Sprint PCS has licenses covering 20 MHz or 30 MHz of spectrum. However, Sprint PCS has licenses covering only 10 MHz in approximately 13% of our territory, which represents approximately 1.9 million out of a total population of approximately 15.1 million residents in our territory. In the future, as our subscriber base increases in those areas, or as usage increases, this limited licensed spectrum may not be able to accommodate increases in call volume or changes or upgrades in technology, including our current third generation EV-DO Rev. A technology or any future fourth generation technology, and may lead to increased dropped calls and may limit our ability to offer enhanced services. We may also have to increase our capital expenditures and/or operating expense in an attempt to compensate for this lack of licensed spectrum. It is more difficult and expensive to deploy EV-DO Rev. A in these markets, and, as a result, we may not be able to remain technologically competitive in these markets.

Sprint's compliance with the ruling of the Delaware Court of Chancery and the final judgment and orders of the Circuit Court of Cook County, Illinois may have an adverse effect on us in ways beyond our control.

        We engaged in litigation with Sprint regarding its 2005 merger with Nextel. Sprint's operation of the legacy Nextel business in our territory is subject to the Delaware Court of Chancery's August 2006 ruling and the protections for our benefit in the September 2006 order of the Circuit Court of Cook County, Illinois (the "Circuit Court"). Both the Delaware and Illinois rulings are final.

        The Delaware ruling does not protect us from all of the ways in which Sprint may operate the legacy Nextel business in a manner that would have a material adverse effect on us. This ruling applies to our Horizon and Bright operating subsidiaries and the service areas in which they operate. To the extent that Sprint desires to exploit limitations of the Delaware ruling, our business may be adversely affected. For example, the ruling provides that Sprint may engage in limited re-branding of the legacy Nextel stores in our Horizon and Bright service areas. We do not know how or if Sprint will attempt to re-brand the legacy Nextel stores in our service area. Additionally, in light of certain representations that Sprint made to the Delaware court, the ruling does not impose additional restrictions on Sprint's use of our confidential information. It is difficult for us to monitor Sprint's compliance with its representations as to confidentiality. If we believe that Sprint is violating the Delaware ruling, we may need to enforce the ruling through legal proceedings in Delaware.

        The Illinois ruling provides that Sprint and those acting in concert with it must cease owning, operating and managing the Nextel wireless network in our subsidiary iPCS Wireless, Inc.'s service area on or before January 25, 2010. Sprint must also continue to abide by the terms of the Forbearance Agreement between iPCS Wireless, Inc. and Sprint which sets forth certain limitations on Sprint's operations following its merger with Nextel. While we are committed to defending our rights and aggressively seeking to ensure Sprint's compliance with the Circuit Court's order, attempts by Sprint to evade or further delay complying with the requirements of the Circuit Court's order could result in further delays and an adverse effect on our business and operations.

        We believe that our stock price has been, and continues to be, affected by market speculation involving potential changes in our relationship with Sprint as a result of, among other things, the Sprint-Nextel merger and the final outcome of our disputes with Sprint, including the Circuit Court's ruling in the Nextel merger litigation. Accordingly, the price of our common stock has been, and may continue to be, volatile.

The final outcome of our litigation relating to the Sprint-Clearwire transaction may have an adverse effect on us in ways that would be beyond our control.

        We have been, and continue to be, engaged in litigation with Sprint regarding its 2008 Sprint-Clearwire transaction, through which Sprint is developing a nationwide mobile WiMax network. We intend to continue to vigorously protect and enforce our rights, but there is no assurance that we will prevail. We do not know Sprint's intentions for complying with any future ruling related to the Sprint-Clearwire transaction, and the impact of Sprint's actions or inactions in either case on our business.

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

        Our operations and those of Sprint PCS are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration, and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and those of Sprint PCS, thereby hindering or increasing the costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our current relationship with Sprint PCS.

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

        Intense competition in the wireless telecommunications industry could cause prices for wireless products and services to continue to decline. If prices drop, our rate of net subscriber additions will take on greater significance in improving our financial condition and results of operations. However, as our and our competitors' penetration rates in our markets increase over time, our rate of adding net subscribers could decrease or we could lose net subscribers. If a decrease in net subscriber additions or our subscriber base were to happen, it could materially adversely affect our liquidity, financial condition and results of operations. In addition, we may incur additional costs through equipment upgrades and other retention costs to keep our current subscribers from switching to our competitors.

Significant competition in the wireless telecommunications industry may result in our competitors offering new services or lower prices, which could prevent us from operating profitably and may cause prices for our services to continue to decline in the future.

        Competition in the wireless telecommunications industry is intense. Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the wireless telecommunications industry. If prices for our services continue to decline, it could adversely affect our ability to increase revenue, which would have a material adverse effect on our financial condition and our results of operations. In addition, the viability of our business depends upon, among other things, our ability to compete with other wireless providers on reliability, quality and speed of service, availability of voice and data features and customer care, as well as on costs to implement and service respective technology platforms. Prepaid and unlimited minute plans, including those offered by Sprint and several other national wireless carriers, also continue to increase in popularity, offering consumers more alternatives and potentially putting more downward pressure on wireless service pricing as well as potentially increasing our expense of providing service. In addition, the pricing of our services may be affected by competition, including the entry of new service providers into our markets. Furthermore, there has been a trend in the wireless telecommunications industry toward consolidation of wireless service providers, which we expect to lead to larger competitors over time, who would benefit from increasing economies of scale. The recent merger of Verizon Wireless and Alltel, the two largest CDMA-format wireless service providers besides Sprint, could make it more difficult to obtain fair roaming terms for our customers in those areas not served by the Sprint network. Proposals by the FCC to sell more wireless mobility spectrum and perhaps require certain licensees to provide wireless broadband service free of charge could further increase competitive pressures on our business, as could the FCC's decision to allow sale of unlicensed devices that may provide some of the same capabilities as the wireless handsets we provide to our customers.

We are a consumer business and a prolonged economic downturn in the United States involving significantly lowered consumer spending could negatively affect our results of operations.

        Our primary subscriber base is composed of individual consumers, and in the event of a prolonged economic downturn in the United States or in our markets in which spending by individual consumers drops significantly, our current and potential subscribers may be unable or unwilling to purchase wireless services or pay their wireless service bills and our business may be negatively affected.

        We are also exposed to risks associated with the potential financial instability of Sprint and other Affiliates of Sprint, our resellers, including Virgin Mobile, our third party distributors and our suppliers, most notably Nortel Networks, many of whom may be adversely affected by a prolonged economic downturn in the United States. The financial difficulty or failure of any of these entities would negatively affect our results of operations and, in the case of Sprint, disrupt our business operations. If Sprint was having difficulties as a result of such an economic downturn, handset manufacturers may be more cautious in committing to exclusive handset agreements with Sprint or generally in supplying handsets to Sprint, which could negatively affect our ability to attract and retain subscribers. Similarly, potentially in response to economic conditions, Sprint, whether permitted under our affiliation agreements or not, may reduce the level of support it provides to us or may make business decisions that negatively affect our results from operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2008, we own land and a building in Erie, PA that houses one of our switching centers. We lease office space in various locations, including our corporate headquarters in Schaumburg, Illinois. We also lease locations for our retail stores, our other switching centers and space on wireless towers for our base stations. As of December 31, 2008, we leased 40 retail stores, four switching centers and space on approximately 1,875 wireless structures, primarily towers. Our four leased switching centers are located in: Davenport, IA; Kentwood, MI; Fort Wayne, IN; and Johnson City, TN. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed on commercially reasonable terms.

        The following table provides certain information concerning our switch locations:

Location	Lease/ Own	Lease Expiration Date	Renewal Options
Erie, PA	Owned	—	—
Davenport, IA	Leased	9/30/2015	None
Kentwood, MI	Leased	4/30/2011	Two additional five years terms
Fort Wayne, IN	Leased	11/30/2009	Three additional five year terms
Johnson City, TN	Leased	1/10/2010	Four additional five year terms

        As of December 31, 2008, substantially all of our assets are pledged as collateral to secure our obligation to repay our senior secured notes (see Note 6, Long-Term Debt and Capital Lease Obligations, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K).

ITEM 3.    LEGAL PROCEEDINGS

        Sprint/Nextel Merger Litigation.    On July 15, 2005, our wholly owned subsidiary, iPCS Wireless, Inc., filed a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois (the "Circuit Court"). The complaint alleged, among other things, that Sprint's conduct following the consummation of the merger between Sprint and Nextel would breach Sprint's exclusivity obligations to iPCS Wireless under its affiliation agreements with Sprint PCS. On August 14, 2006, the Circuit Court issued its decision and on September 20, 2006, the Circuit Court issued a final order effecting its decision. The final order provided that:

  •
  Within 180 days of the date of the final order, Sprint and those acting in concert with it must cease owning, operating, and managing the Nextel wireless network in iPCS Wireless's territory.

  •
  Sprint shall continue to comply with all terms and conditions of the Forbearance Agreement between iPCS Wireless and Sprint setting forth certain limitations on Sprint's operations post-merger with Nextel.

        On September 28, 2006, Sprint appealed the ruling to the Appellate Court of Illinois, First Judicial District (the "Appellate Court"), and, at Sprint's request, the Circuit Court's ruling was stayed by the Appellate Court pending the appeal. On March 31, 2008, the Appellate Court unanimously affirmed the 2006 Circuit Court decision. On May 5, 2008, Sprint filed a petition for leave to appeal with the Supreme Court of Illinois. On September 24, 2008, the Supreme Court of Illinois (the "Supreme Court") denied Sprint's petition for leave to appeal the Appellate Court's decision.

        On Sprint's motion for reconsideration, the Supreme Court again denied Sprint's petition for leave to appeal on November 12, 2008. The Supreme Court directed the Circuit Court to modify its order of September 20, 2006, in the following manner:

  •
  To grant Sprint 360 days to comply with the Circuit Court's order to cease owning, operating, and managing the Nextel wireless network in iPCS Wireless's territory.

  •
  To permit Sprint to seek an extension of the 360-day period upon a showing of good cause, with due consideration given to the hardship(s) imposed on iPCS Wireless by the requested extension.

        On January 30, 2009, the Circuit Court entered its final order, as directed by the Supreme Court, providing that:

  •
  Sprint, and those acting in concert with it, must cease owning, operating and managing the Nextel wireless network in iPCS Wireless, Inc.'s service area.

  •
  Sprint has until January 25, 2010 (360 days from the date of the Court's order) to comply with the order Sprint may seek an extension of such deadline upon a showing of good cause, giving due consideration to the hardships that would be imposed on iPCS Wireless if such extension were granted.

  •
  Sprint must continue to comply with all terms and conditions of the Forbearance Agreement between iPCS Wireless and Sprint.

        On September 22, 2008, Sprint also filed a petition with the Circuit Court seeking to vacate that Court's original order. On January 20, 2009, the Circuit Court denied Sprint's petition with prejudice. On February 18, 2009, Sprint appealed the decision of the Circuit Court relating to its denial of Sprint's petition to vacate to the Appellate Court. The appeal process is ongoing.

        Sprint/Clearwire Transaction Litigation.    On May 7, 2008, Sprint announced a transaction among itself, Clearwire Corporation, and certain other parties (the "Sprint-Clearwire Transaction") to form a new competing network ("New Clearwire"), pursuant to which transaction Sprint transferred its 4G technology to the New Clearwire. The same day, Sprint filed a complaint for declaratory judgment against iPCS and certain of its subsidiaries, iPCS Wireless, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC (collectively, the "iPCS Subsidiaries") in the Court of Chancery of the State of Delaware (the "Delaware Chancery Court"). In that lawsuit, Sprint sought a declaration that the Sprint-Clearwire Transaction would not constitute a breach of the Sprint affiliation agreements it has with the iPCS Subsidiaries.

        On May 12, 2008, the iPCS Subsidiaries filed a lawsuit against Sprint and certain of its affiliates in the Circuit Court, seeking declaratory and injunctive relief with respect to the Sprint-Clearwire Transaction. In that case, the iPCS Subsidiaries sought a declaration that the Sprint-Clearwire Transaction constitutes a breach of Sprint's affiliation agreements it has with those subsidiaries, and also sought an injunction barring Sprint from closing on the Sprint-Clearwire Transaction until it complied with the affiliation agreements.

        On July 14, 2008, the Delaware Chancery Court granted the motion to dismiss filed by our Bright and Horizon subsidiaries and dismissed them from the Delaware litigation. Pursuant to a motion filed by iPCS and iPCS Wireless, on October 8, 2008, the Delaware Chancery Court stayed all remaining Delaware litigation in favor of the lawsuit brought in Illinois by the iPCS Subsidiaries.

        On November 3, 2008, the iPCS Subsidiaries filed a motion for preliminary injunction in the Circuit Court seeking to prevent Sprint from consummating the Sprint-Clearwire Transaction until such time that the Circuit Court could rule on the merits of the underlying litigation brought by the iPCS Subsidiaries against Sprint. On November 17, 2008, the iPCS Subsidiaries, Sprint, and New Clearwire, reached a stipulation pursuant to which the iPCS Subsidiaries withdrew their motion for preliminary injunction without prejudice, and the Sprint-Clearwire Transaction closed on November 28, 2008. In connection with the withdrawal of the motion by the iPCS Subsidiaries: (i) New Clearwire stipulated that it did not presently intend to commercially launch its 4G network, sell products or services, or promote products or services that are available for sale in any part of the iPCS Subsidiaries' territories prior to July 1, 2009, (ii) New Clearwire stipulated that it would give the iPCS Subsidiaries at least

60 days advance written notice before any commercial launch of its 4G network, sale of products or services or promotion of products or services that are offered for sale in any part of the iPCS Subsidiaries service areas if it plans to do so before entry of a final and appealable judgment by the Circuit Court in the underlying action by the iPCS Subsidiaries against Sprint, and (iii) New Clearwire and Sprint stipulated that neither of them nor any of their controlled affiliates would raise the fact that the Sprint-Clearwire Transaction had closed as a basis for opposing any remedy proposed by the iPCS Subsidiaries or granted by the Circuit Court.

        On December 30, 2008, the Circuit Court issued a decision on a motion for partial summary judgment filed by iPCS Wireless that sought partial summary judgment based on the 2006 decision in the Illinois Sprint/Nextel Merger Litigation. The Circuit Court specifically recognized that pursuant to the 2006 decision, Sprint and those acting in concert with it cannot compete against iPCS Wireless in its exclusive service areas, regardless of the radio frequency that they use to compete. The Circuit Court held that Sprint cannot relitigate the issue of whether Sprint and those acting in concert with it may compete with iPCS Wireless in its service area by using a frequency other than 1900 MHz. The Circuit Court granted in part iPCS Wireless's motion for partial summary judgment with respect to these two issues and entered judgment thereon but stayed enforcement of the judgment pending a ruling on Sprint's petition to vacate the original judgment in the Illinois Sprint/Nextel Merger Litigation, which petition to vacate was then dismissed with prejudice on January 20, 2009. The Circuit Court also found in its December 30, 2008 ruling that material issues of fact remained and would be decided at trial including, but not limited to, whether New Clearwire is a "related party," whether Sprint controls New Clearwire, whether the protections of exclusivity extend beyond the situation in which Sprint acts through a related party, and the question of who constitutes "those acting in concert" with Sprint.

        On January 9, 2009, the Circuit Court denied Sprint's motion for partial summary judgment against Bright and Horizon. In that motion, Sprint sought to bar Bright and Horizon from litigating the issue of whether Sprint could compete with Horizon and Bright outside the 1900 MHz spectrum range, based on a 2006 decision by the Delaware Chancery Court. The Circuit Court denied Sprint's motion for partial summary judgment against Bright and Horizon and found that the Delaware Chancery Court did not actually decide that issue.

        On January 30, 2009, the iPCS Subsidiaries amended their original complaint against Sprint. Under the amended complaint, the iPCS Subsidiaries included, among other things, a claim that Sprint is improperly withholding advanced technologies from the iPCS Subsidiaries and diverting those technologies to their competitor in violation of the affiliation agreements. The amended complaint also seeks monetary relief. On February 27, 2009, Sprint, in its response to the amended complaint, asserted several counterclaims that essentially seek declaratory relief that the Clearwire transaction does not violate the affiliation agreements. Discovery is ongoing.

        We presently cannot determine the ultimate resolution of the matters described above. The results of litigation are inherently uncertain and, while we believe that we have meritorious claims in the matters described above, material adverse outcomes are possible.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Market Information.    Our common stock trades on the Nasdaq Global Select Market under the symbol "IPCS."

        The table below sets forth the high and low closing prices of our common stock as reported by Nasdaq for each quarter during the last two years:

	Quarter
	1st	2nd	3rd	4th
Year Ended December 31, 2008
High	$34.91	$32.04	$29.73	$21.89
Low	$16.77	$24.65	$17.10	$3.73
Year Ended December 31, 2007
High	$54.81	$50.65	$34.83	$37.49
Low	$48.53	$32.90	$29.92	$32.32

        As of February 27, 2009, there were approximately 60 record holders of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

        Dividend Policy.    On May 16, 2007, we paid a special cash dividend of $11.00 per share to all holders of our common stock. No expectation of future dividends should be derived from this special dividend. Our future decisions concerning the payment of dividends will depend on our results of operations, financial condition and capital expenditure plans and will be subject to limitations under the indentures governing our senior secured notes, as well as such other factors that our board of directors, in its sole discretion, may consider relevant.

        Securities Authorized for Issuance Under Equity Compensation Plans.    See our disclosure below in "Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management related stockholder matters" incorporated by reference to our proxy statement relating to our 2009 annual meeting of stockholders.

        Stock Repurchase Plan.    In January, 2009, our Board of Directors authorized us to repurchase up to $15.0 million of our common stock in a share repurchase program during the 12-month period beginning on the date of authorization. We may purchase shares from time to time in open market or privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The share repurchase program does not require us to repurchase any specific number of shares and may be discontinued at any time.

        Unregistered Sales of Equity Securities and Use of Proceeds.    The following table provides information about shares of common stock the Company acquired during the fourth quarter of 2008:

Issuer Purchases of Equity Securities

	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2008 to October 31, 2008	—	—	—	—
November 1, 2008 to November 30, 2008	—	—	—	—
December 1, 2008 to December 31, 2008	446	$6.86	—	—

Total	446	$6.86	—	—

(a)
Represents shares withheld to satisfy certain tax withholding obligations in connection with vesting of restricted stock as permitted by the iPCS Second Amended and Restated 2004 Long-Term Incentive Plan.

        Performance Graph.    The performance graph below compares the cumulative total stockholder return on our common stock from March 17, 2006 (the effective date of our registration under the Securities Exchange Act of 1934) through December 31, 2008 against the cumulative total return of The Nasdaq Stock Market Composite Index and The Nasdaq Stock Market Telecommunications Index. The Nasdaq Telecommunications Index includes 164 companies that represent a wide mix of telecommunications service and equipment providers, including wireless carriers that serve markets similar to ours.

        The graph assumes that $100.00 was invested in our common stock and in each index on March 17, 2006. The total return for the common stock and the indices used assumes the reinvestment of dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG iPCS, INC.,
NASDAQ COMPOSITE INDEX AND NASDAQ TELECOMMUNICATIONS

	03/17/06	06/30/06	12/31/06	6/30/07	12/31/07	6/30/08	12/31/08
iPCS	100.00	100.84	115.57	90.64	96.32	79.01	18.29
Nasdaq Telecommunications Index	100.00	107.02	128.44	140.29	106.75	104.60	65.85
Nasdaq Composite Index	100.00	93.35	104.05	112.26	114.40	99.41	68.37

ITEM 6.    SELECTED FINANCIAL DATA

        We derived the following balance sheet data as of December 31, 2008 and 2007 and statement of operations data for the years ended December 31, 2008, 2007 and 2006 from our audited consolidated financial statements, included elsewhere in this report. We derived the following balance sheet data as of December 31, 2006 and 2005, September 30, 2005 and 2004 and the statement of operations for the periods ended December 31, 2005, September 30, 2005 and 2004 and July 1, 2004 from our audited consolidated financial statements, which are not included in this report.

        In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," we adopted fresh-start accounting as of July 1, 2004, and our emergence from Chapter 11 resulted in a new reporting entity. Results for the periods as of and prior to July 1, 2004 have been designated as results of the "Predecessor Company" and results for the periods subsequent to July 1, 2004 have been designated as results of the "Successor Company." Under fresh-start accounting, our reorganization equity value was allocated to the assets and liabilities based on their respective fair values and was in conformity with SFAS No. 141 "Business Combinations." As a result of the implementation of fresh-start accounting, our financial statements after July 1, 2004 are not comparable to our financial statements for prior periods. Results as of and for the year ended September 30, 2005 include results for Horizon and Bright from the date of acquisition (July 1, 2005) and, accordingly, are not comparable to prior periods.

        The financial information presented in the tables below are from our audited financial statements and should be read in conjunction with "Part II, Item 7. Management's Discussion and Analysis of

Financial Condition and Results of Operations" and our audited consolidated financial statements and, in each case, any related notes thereto included elsewhere in this report.

	Successor Company						Predecessor Company
						Period from July 2, 2004 through September 30, 2004
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Year Ended September 30, 2005		Period from October 1, 2003 through July 1, 2004
Statement of Operations Data:
Revenue:
Service revenue	$383,962	$358,154	$316,513	$70,996	$189,177	$37,909	$107,097
Roaming revenue	127,234	166,349	161,848	36,071	82,959	15,829	34,525
Equipment and other	14,321	13,583	14,061	2,485	7,911	1,644	4,240

Total revenue	525,517	538,086	492,422	109,552	280,047	55,382	145,862

Operating expense:
Cost of service and roaming	286,382	313,629	285,979	62,766	153,058	29,090	83,230
Cost of equipment	55,968	51,358	41,707	9,150	27,260	5,584	12,801
Selling and marketing	71,080	75,626	74,293	18,216	44,424	8,001	20,976
General and administrative	35,954	26,915	20,944	7,907	13,189	1,714	3,550
Reorganization income(a)	—	—	—	—	—	—	(60,797)
Depreciation(b)	43,581	46,097	50,522	12,039	53,700	8,790	28,596
Amortization of intangible assets(c)	9,176	31,576	37,958	9,489	18,126	3,051	—
Gain (loss) on disposal of property and equipment	450	151	574	182	141	(4)	13

Total operating expense	502,591	545,352	511,977	119,749	309,898	56,226	88,369

Operating income (loss)	22,926	(7,266)	(19,555)	(10,197)	(29,851)	(844)	57,493
Interest income	1,722	4,930	5,490	1,104	1,782	289	263
Interest expense	(33,959)	(36,640)	(32,086)	(8,108)	(22,926)	(5,425)	(10,142)
Debt extinguishment costs(d)	—	(30,501)	—	—	—	—	—
Cancellation of debt(e)	—	—	—	—	—	—	131,956
Other income, net	101	146	112	15	57	4	7

Income (loss) before income taxes	(9,210)	(69,331)	(46,039)	(17,186)	(50,938)	(5,976)	179,577
Provision for income tax	600	—	—	—	—	—	—

Net income (loss)	$(9,810)	$(69,331)	$(46,039)	$(17,186)	$(50,938)	$(5,976)	$179,577

Other Data:
Basic and diluted loss per share of common stock(f)	$(0.57)	$(4.08)	$(2.76)	$(1.03)	$(4.60)	$(0.65)	n/a
Cash dividend declared per common share	—	$11.00	—	—	—	—	—

	Successor Company
	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006	As of December 31, 2005	As of September 30, 2005	As of September 30, 2004
Balance Sheet Data:
Cash and cash equivalents	$55,940	$77,599	$120,499	$110,837	$98,107	$57,760
Property and equipment, net	162,014	128,677	139,641	147,254	153,504	134,931
Total assets	537,612	546,824	627,071	673,213	673,990	312,308
Total current liabilities	83,421	87,554	100,770	103,632	89,235	53,797
Total liabilities	585,810	586,658	412,886	418,208	403,908	223,262
Total stockholders' equity (deficiency)	(48,198)	(39,834)	214,185	255,005	270,082	89,046

(a)
Reorganization income relates to costs and adjustments that relate to our Chapter 11 filing and the related fresh start accounting adjustments to revalue our assets and liabilities to their fair value. Other costs included in reorganization expense include professional fees, adjustments to carrying value of debt, employee severance payments, employee retention payments and lease termination accruals.

(b)
Included in the years ended December 31, 2008 and 2007 are impairment charges of $2.2 million and $0.4 million, respectively, related to Motorola equipment held for sale.

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

(f)
Basic and diluted loss per share for the Successor Company are calculated by dividing the net loss available to common stockholders by the weighted average number of shares of our common stock. Pursuant to our plan of reorganization, 8.6 million shares were distributed to our unsecured creditors on the effective date and the remaining 0.4 million shares held in reserve were distributed in 2005 upon resolution of disputed claims. The full 9.0 million shares were used in the calculation of weighted average shares for the year ended September 30, 2005 and the period ended September 30, 2004. The calculation was made in accordance with SFAS No. 128, "Earnings Per Share." The basic and diluted loss per share are the same because the inclusion of the incremental potential shares from any assumed exercise of stock options is antidilutive. Per share information is not presented for the Predecessor Company as it is not meaningful.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is an analysis of our results of operations, liquidity and capital resources and should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Annual Report on Form 10-K. To the extent that the following Management's Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to the risks and uncertainties discussed in "Part I, Item 1A. Risk Factors" in this Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with the Forward Looking Statements and "Part I, Item 1A. Risk Factors" each included in this Annual Report on Form 10-K.

        In this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, we provide certain financial measures that are calculated in accordance with accounting principles generally accepted in the United States ("GAAP") and as adjusted to GAAP ("non-GAAP") to assess our financial performance. In addition, we use certain non-financial terms that are not measures of financial performance under GAAP. Terms such as "gross subscriber additions", "net subscriber additions" and "churn" are terms used in the wireless telecommunications industry. The non-GAAP financial measures of average revenue per user ("ARPU") and cost per gross addition ("CPGA") reflect standard measures of performance commonly used in the wireless telecommunications industry. The non-financial terms and the non-GAAP measures reflect wireless telecommunications industry conventions and are commonly used by the investment community for comparability purposes. The non-GAAP financial measures included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are reconciled below in "Reconciliation of Non-GAAP Financial Measures" and, together with the non-financial terms, are summarized as follows:

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

Business Overview

        As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in 81 markets including markets in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. The territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), Central Illinois (Peoria, IL, Springfield, IL, Decatur, IL and Champaign, IL), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our PCS network is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, co-branded dealers, major national retailers and local third party distributors. As of December 31, 2008, our licensed territory had a total population of approximately 15.1 million residents, of which our wireless network covered approximately 12.5 million residents, and we had approximately 691,100 subscribers.

Relationship with Sprint

        Our relationship with Sprint is the most significant relationship we have and is essential to the operation of our business. The terms of our relationship are set forth in our affiliation agreements with Sprint. Pursuant to these affiliation agreements, we agreed to offer CDMA services using Sprint's spectrum under the Sprint brand name on a wireless network built and operated at our own expense. We believe that our strategic relationship with Sprint PCS provides significant competitive advantages. In particular, we believe that our affiliation agreements with Sprint PCS allow us to offer high quality, nationally branded wireless voice and data services for lower cost and lower capital requirements than would otherwise be possible.

        We have been, and continue to be, engaged in litigation with Sprint regarding its 2005 merger with Nextel and, more recently, its Sprint-Clearwire transaction through which Sprint is developing a nationwide mobile 4G WiMax network. Sprint's operation of the legacy Nextel business in our Horizon and Bright territories must comply with the August 2006 ruling of the Delaware Court of Chancery. The Circuit Court of Cook County, Illinois has required Sprint to cease owning, operating and managing the Nextel wireless network in iPCS Wireless's territory on or before January 25, 2010, subject to Sprint being able to request an extension under certain circumstances. We do not know Sprint's intentions for complying with the Circuit Court's order, or any future ruling related to the Sprint-Clearwire transaction, and the impact of Sprint's actions or inactions in either case on our business. We intend to continue to vigorously protect and enforce our rights, but there is no assurance that we will prevail. For a detailed discussion of our litigation with Sprint, see "Part I, Item 3. Legal Proceedings," of this Annual Report on Form 10-K.

        Under our affiliation agreements with Sprint PCS, the costs we incur for the support services provided by Sprint are determined on a per average monthly cash cost per user ("CCPU") rate and on a monthly cost per gross addition ("CPGA") rate. Pursuant to our affiliation agreements with Sprint PCS, the rates through 2010, adjusted for achieved milestone reductions as described below, are as follows:

Year	CCPU		CPGA
2007	$7.50		$20.00
2008 January – June	$6.50		$19.00
July	$6.35		$19.00
August – December	$6.20		$19.00
2009	$5.85	*	$19.00
2010	$5.55	*	$19.00

*
Subject to further downward adjustment as described below.

Beginning on January 1, 2011, the rates will be reset each year based on the amount necessary to recover Sprint PCS's reasonable costs for providing these services to us and the other PCS Affiliates of Sprint.

        The CCPU rate in effect from 2008 through 2010 is to be reduced from the then current rate by $0.15 if we hit certain milestones with respect to our voluntary deployment of EV-DO Rev. A, a version of the further evolution of code division multiple access ("CDMA") high-speed data technology called Evolution Data Optimized ("EV-DO"). Specifically, the CCPU rates set forth above are reduced by $0.15 from the then-current rate when our EV-DO Rev. A deployment covers at least 6.0 million in population ("POPs"), by another $0.15 from the then-current rate when we cover at least 7.0 million POPs; and by another $0.15 from the then-current rate when we cover at least 9.0 million POPs. Our EV-DO Rev. A deployment coverage exceeded 6.0 million POPs during June 2008 and exceeded 7.0 million POPs during July 2008. As a result, our CCPU rate was reduced to $6.35 starting July 1, 2008, was further reduced to $6.20 starting August 1, 2008 for the remainder of 2008 and will be further reduced to $5.85 and $5.55 in 2009 and 2010, respectively, subject to any further downward adjustments related to incremental EV-DO Rev. A coverage. As of December 31, 2008, our EV-DO Rev. A deployment covered approximately 7.2 million POPs.

        We receive roaming revenue when subscribers of Sprint and other PCS Affiliates of Sprint incur minutes of use in our territories, and we incur expense to Sprint and to other PCS Affiliates of Sprint when our subscribers incur minutes of use in the territories of Sprint and other PCS Affiliates of Sprint. Prior to January 1, 2008, we settled voice and 2G data roaming and 3G data roaming separately with Sprint and the other PCS Affiliates of Sprint. Effective January 1, 2008 through December 31, 2010, subject to adjustment as described below, 3G data roaming is not settled separately with Sprint, however, we do settle 3G data roaming separately with the other PCS Affiliates of Sprint. Pursuant to our affiliation agreements with Sprint PCS, the reciprocal roaming rates through 2010 are as follows:

Year	Voice & 2G Data Per Minute of Use		3G Data Per Kilobyte of Use
2007	$0.0403	*	$0.0010
2008	$0.0400	*	$0.0003
2009	$0.0400	*	$0.0001
2010	$0.0380	*	$0.0001

*
Excluding certain markets as described below.

Beginning on January 1, 2011, the rates will be reset each year to an amount equal to 90% of Sprint's average monthly retail yield for the first nine months of the immediately preceding calendar year; provided, however, that such amount for any period will not be less than our network costs.

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

        During the fourth quarter of 2008, we formally disputed various 2008 amounts which were actually or proposed to be charged or credited to us by Sprint, including amounts for customer credits, late fees and bad debt recoveries. Resolution with respect to certain of these matters totaling approximately $2.5 million is reflected in our 2008 operating results. The remaining items, which were subject to a settlement reached on January 22, 2009, will result in a $4.3 million gain during the first quarter of 2009. The resolution of these disputes does not address the potential for disputes related to these items going forward or to other items, some of which we formally disputed in February 2009, including amounts for late fees and bad debt recoveries.

Consolidated Results of Operations

Summary

        For the years ended December 31, 2008, 2007 and 2006, our net loss was $9.8 million, $69.3 million and $46.0 million, respectively.

        The net loss for the year ended December 31, 2007 included $30.5 million of costs related to the repurchase of our 11 1/2% and 11 3/8% senior notes (see Note 6, Long-Term Debt, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K). Additionally, amortization expense for the year ended December 31, 2008 was $22.4 million lower than the year ended December 31, 2007, primarily reflecting the December 31, 2007 completion of the amortization of the intangible asset related to the customer base acquired in connection with our merger with Horizon PCS. Our results for the year ended December 31, 2008 reflected higher subscriber revenue than for the year ended December 31, 2007, primarily attributable to our larger subscriber base. Offsetting the increased subscriber revenue for the year ended December 31, 2008 were higher Sprint litigation related expenses and a deterioration of our roaming margin as compared to the year ended December 31, 2007.

        As discussed above, our net loss for the year ended December 31, 2007, as compared to the year ended December 31, 2006, included $30.5 million of costs related to the repurchase of our 11 1/2% and 11 3/8% senior notes. Additionally, reflected in the year ended December 31, 2007 was $1.2 million intangible asset impairment charge included in amortization of intangible assets (see Note 5, Intangible Assets and Goodwill, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K). Also, the year ended December 31, 2007 reflected higher revenue, primarily attributable to our larger subscriber base, lower Sprint litigation expense and lower depreciation and amortization expenses, as well as improved reciprocal roaming margins, reflecting improvements in our inbound to outbound ratio due to substantial increases in inbound data kilobytes usage on our network, offset by the impact of lower reciprocal roaming rates as compared to the year ended December 31, 2006. These increased revenues, decreased expenses and roaming margin improvements were partially offset by increases in subscriber acquisition costs as a result of our growth in gross additions, and increases in operating expense, including higher bad debt expense, back office service fees paid to Sprint and stock-based compensation expense.

        Presented below are more detailed comparative data and discussions regarding our consolidated results of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007 and the year ended December 31, 2007 as compared to the year ended December 31, 2006.

For the Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

        Key Performance Metrics.    Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics that we use for the relevant time periods:

	As of and for the Year Ended December 31,
			Increase/ (Decrease)		Percent Change
	2008	2007
Total Subscribers	691,100	629,900	61,200		9.7%
Gross Subscriber Additions	259,200	275,600	(16,400)		(6.0)
Net Subscriber Additions	61,200	68,600	(7,400)		(10.8)
Churn	2.3%	2.5%	(0.2	)pts	(8.0)
ARPU	$48.71	$49.37	$(0.66)		(1.3)
CPGA	$383	$367	$16		4.4

        Subscriber Additions.    The lower gross and net additions in the year ended December 31, 2008 as compared to the year ended December 31, 2007 can be attributed to tightened credit standards, an increasingly competitive landscape, increased overall wireless penetration in our markets, issues related to the 2008 billing system conversion at Sprint and an overall weakening economic environment.

        Churn.    Churn for the year ended December 31, 2008 was lower than the year ended December 31, 2007 reflecting improvements in churn from credit-related deactivations. At December 31, 2008 approximately 83% of our subscribers were under contract compared to 91% at December 31, 2007.

        Average Revenue Per User.    ARPU was negatively impacted in the year ended December 31, 2008 by increased credits provided by Sprint's customer service operations to our customers in response to technical challenges related to Sprint's 2008 billing system conversion and for customer satisfaction purposes. Average monthly credits per subscriber, including promotional credits, were $6.61 for the year ended December 31, 2008 as compared to $5.78 for the year ended December 31, 2007.

Additionally, ARPU was negatively impacted in 2008 by a reduction in revenue related to late fees Sprint charges to customers on delinquent accounts. Average monthly late fee revenue per subscriber was $0.73 for the year ended December 31, 2008 as compared to $1.37 for the year ended December 31, 2007. Partially offsetting these downward pressures, ARPU was positively affected by an increase in monthly recurring revenue per subscriber for the 2008 year as compared to 2007. This increase reflects the growing popularity of Sprint's "Simply Everything," "Everything" and "Talk/Message" Plans.

        Cost Per Gross Addition.    Fixed costs per gross addition increased $6 in the year ended December 31, 2008 compared to the year ended December 31, 2007, due to a decrease in gross subscriber additions of 6% and a larger sales force in the year ended December 31, 2008 compared to the year ended December 31, 2007. Additionally, variable costs per gross addition increased by $10 in the year ended December 31, 2008 compared to the year ended December 31, 2007, reflecting higher commission costs, offset by lower subsidy costs in our indirect channels in 2008 as compared to 2007. At December 31, 2008, we owned and operated 40 retail stores and managed 120 exclusive Sprint co-branded dealers compared to 41 retail stores and 98 exclusive Sprint co-branded dealers at December 31, 2007.

  Revenue.

        The following table sets forth a breakdown of revenue by type (dollars in thousands):

	For the Year Ended December 31,
			Increase/ (Decrease)	Percent Change
	2008	2007
Service revenue	$383,962	$358,154	$25,808	7.2%
Roaming revenue from subscribers of Sprint PCS and other PCS affiliates of Sprint	95,154	137,444	(42,290)	(30.8)
Roaming revenue from other wireless carriers	16,885	13,256	3,629	27.4
Reseller revenue	15,195	15,649	(454)	(2.9)
Equipment and other revenue	14,321	13,583	738	5.4

Total revenue	$525,517	$538,086	$(12,569)	(2.3)

        Service revenue.    Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes and data kilobytes over plan, long distance, roaming usage charges, other feature revenue and late payment fee and early cancellation fee revenues. Deductions for billing adjustments, promotional credits and certain customer care credits are recorded as a reduction to service revenue. Our service revenue growth over the prior year consists of $31.0 million from a higher average subscriber base, offset by a decrease in ARPU resulting in a decrease of $5.2 million.

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

        For 2007, the reciprocal roaming rate was $0.0403 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania). Effective January 1, 2008, these rates were reset to $0.0400 per minute for voice traffic (with certain markets in eastern and western Pennsylvania remaining at $0.10 per minute). For the year ended December 31, 2008 as compared to the year ended

December 31, 2007, voice roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint, including toll revenue, increased by $3.0 million, reflecting an increase in roaming minutes, particularly within certain Pennsylvania markets, offset by the decrease in the per minute rate.

        For 2007, the reciprocal roaming rate was $0.0010 per kilobyte for data traffic. Effective January 1, 2008 through December 31, 2010, data roaming with Sprint is not settled separately, however, we continue to settle separately 3G data roaming with the other PCS Affiliates of Sprint. Effective January 1, 2008, these rates were reset to $0.0003 per kilobyte for data traffic with the other PCS Affiliates of Sprint. The decrease for the year ended December 31, 2008 reflects the cessation of settlement of data roaming with Sprint. Data roaming revenue with Sprint totaled $44.9 million for the year ended December 31, 2007.

        Roaming revenue from other wireless carriers.    We receive roaming revenue from wireless carriers other than Sprint PCS and other PCS Affiliates of Sprint when subscribers of such other wireless carriers roam in our territory. We do not have agreements with these other wireless carriers. Instead, we rely on the roaming arrangements Sprint PCS has negotiated with these carriers and are unable to set terms and prices or otherwise monitor these relationships. We are paid on a per minute and per kilobyte basis for voice and 2G traffic and on a per kilobyte basis for 3G traffic pursuant to these agreements. For the year ended December 31, 2008, roaming minutes were 350.1 million compared to 242.6 million for the year ended December 31, 2007, an increase of 44%. The average per minute rate decreased from $0.055 per minute for the year ended December 31, 2007 to $0.048 per minute for the year ended December 31, 2008. The majority of our roaming revenue from other wireless carriers is derived from customers of Alltel, which was recently acquired by Verizon Wireless. As a result, after the consummation of that transaction, we expect a decrease in our roaming revenue from Alltel over time. During 2007, as 3G data demand increased, Sprint began to settle kilobyte usage with its roaming partners, as reciprocal agreements with these partners were reached. Data roaming revenue from other wireless carriers totaled $2.9 million for the year ended December 31, 2008 compared with $0.5 million for the same period in 2007.

        Reseller revenue.    Through Sprint PCS we allow resellers, known as MVNOs, such as Virgin Mobile, to use our network. Pursuant to these arrangements, we are paid on a per minute and per kilobyte basis. The slight decrease in reseller revenue for the year ended December 31, 2008 compared to the year ended December 31, 2007 reflects decreased ARPU, partially offset by an increase in the average reseller subscribers between the respective periods. For the year ended December 31, 2008, reseller ARPU was $4.99 compared to $5.31 for the year ended December 31, 2007. Average reseller subscribers were approximately 253,900 for the year ended December 31, 2008 compared to approximately 245,500 for the year ended December 31, 2007. At December 31, 2008, we had approximately 274,000 reseller subscribers based in our territory.

        Equipment and other revenue.    Equipment and other revenue is derived primarily from the sale of handsets and accessories to new customers and from current customers who upgrade their handsets through our retail and local distribution channels, in each case, net of sales incentives, rebates and an allowance for returns. The increase in the year ended December 31, 2008, as compared to the year ended December 31, 2007, reflects higher revenue per new and upgraded handset and a higher number of upgrades. These increasing factors are offset by lower accessories sales and lower activations.

  Operating Expense.

        The following table sets forth a breakdown of operating expense by type (dollars in thousands):

	For the Year Ended December 31,
			Increase/ (Decrease)	Percent Change
	2008	2007
Cost of service and roaming	$286,382	$313,629	$(27,247)	(8.7)%
Cost of equipment	55,968	51,358	4,610	9.0
Selling and marketing	71,080	75,626	(4,546)	(6.0)
General and administrative	35,954	26,915	9,039	33.6
Depreciation and amortization	52,757	77,673	(24,916)	(32.1)
Loss on disposal of property and equipment, net	450	151	299	198.0

Total operating expense	$502,591	$545,352	$(42,761)	(7.8)

        Cost of service and roaming.    Cost of service and roaming includes network operations expense, roaming expense relating to when our subscribers roam either on other Sprint PCS networks or other wireless carriers' networks, back-office customer services provided by Sprint PCS, the provision for doubtful accounts, long distance expense, the 8% affiliation fee due to Sprint PCS for collected revenue and stock-based compensation expense. Network operations expense includes salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost of our subscribers using Sprint PCS and other wireless carriers' networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under "—Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint." Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. Effective January 1, 2008 through December 31, 2010, data roaming with Sprint is not settled separately, however, we continue to settle separately 3G data roaming with the other PCS Affiliates of Sprint.

        The decrease in cost of service and roaming for the year ended December 31, 2008 reflects the cessation of settlement of data roaming with Sprint. Data roaming expense with Sprint totaled $37.0 million for the year ended December 31, 2007. Reflecting the decreases in our cash cost per user fee during 2008, our cost of service and roaming was lowered by $9.0 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. Offsetting these decreases, roaming expense with wireless carriers other than Sprint increased $7.9 million, from $6.0 million in the year ended December 31, 2007 to $13.9 million in the year ended December 31, 2008. In the year ended December 31, 2008, bad debt decreased $1.0 million from $19.0 million in the year ended December 31, 2007 to $18.0 million in the year ended December 31, 2008. This decrease in bad debt expense reflects an improvement in uncollectable accounts, partially offset by reduced recoveries of written-off accounts in the year ended December 31, 2008 as compared to the 2007 period. Recoveries of written-off accounts were $3.7 million for the year ended December 31, 2008 as compared to $5.0 million for the year ended December 31, 2007. The remaining increases in the cost of service and roaming were due to the related costs of servicing a larger network and larger subscriber base.

        At December 31, 2008, our network consisted of approximately 1,875 cell sites and five switches. At December 31, 2007, our network consisted of approximately 1,690 cell sites and five switches.

        Cost of equipment.    Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment related to upgrades increased $2.9 million, or 23%, in the year ended December 31, 2008 as compared to the year ended December 31, 2007, reflecting an increase in handset upgrades from our retail and local distribution channels of 14% and an increase in the average cost per upgrade. Cost of equipment for new activations increased $1.7 million, or 4%, in the year ended December 31, 2008, as compared to the year ended December 31, 2007, reflecting an increase in the average cost per activated phone, partially offset by a decrease in new activations from our retail and local distribution channels of 6%.

        Selling and marketing.    Selling and marketing expense includes the costs to operate our owned retail stores, advertising and promotional expenses, commissions, equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint-controlled channels and stock-based compensation expense. The decrease in the year ended December 31, 2008 was due to lower costs related to subsidies and advertising costs as well as lower fees paid to Sprint for new activations, offset by higher commissions and the impact of a larger sales force. Stock-based compensation expense included in selling and marketing totaled approximately $0.7 million in the year ended December 31, 2008 compared to $1.3 million in the year ended December 31, 2007. Included in the stock-based compensation expense in 2008 and 2007 was $0.1 million and $0.6 million, respectively, relating to stock option modifications in connection with the special cash dividend paid in May 2007 (see Note 11, Stock-Based Compensation, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K).

        General and administrative.    General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense, other professional expenses and stock-based compensation expense. For the year ended December 31, 2008, general and administrative expense included approximately $13.1 million of Sprint litigation related expenses. This compares to $1.9 million for the year ended December 31, 2007. Stock-based compensation expense included in general and administrative expense totaled approximately $4.7 million for the year ended December 31, 2008 compared to $7.9 million for the year ended December 31, 2007. Included in the stock-based compensation expense in 2008 and 2007 was $0.8 million and $3.9 million, respectively, relating to stock option modifications in connection with the special cash dividend paid in May 2007. Additionally, the year ended December 31, 2007 included $0.6 million related to a modification to option award agreements held by our former chief operating officer in connection with his separation in January 2007 (see Note 11, Stock-Based Compensation, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K). In the year ended December 31, 2007, we also incurred $0.5 million of severance expense related to this separation. The remaining period over period increases reflect the costs of more employees to service our larger subscriber base.

        Depreciation and amortization.    Amortization of intangible assets totaled $9.2 million for the year ended December 31, 2008 compared to $31.6 million for the year ended December 31, 2007, a decrease of $22.4 million for the year. As of December 31, 2007, the intangible asset related to the customer base acquired in connection with our merger with Horizon PCS was fully amortized which decreased the amortization in 2008. We recognized a $1.2 million impairment charge related to our FCC license assets in the year ended December 31, 2007 and such amount is included in Amortization of intangible assets. The FCC license is for sale; however, we believe the sale of this asset is unlikely within the next year.

        Depreciation expense totaled $43.6 million for the year ended December 31, 2008 compared to $46.1 million for the year ended December 31, 2007, a decrease of $2.5 million for the year. During the years ended December 31, 2008 and 2007, we recognized impairment charges of $2.2 million and $0.4 million, respectively, included in depreciation, related to our assets held for sale to reduce their carrying value in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see Note 4, Property and Equipment, Net, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K). The reduction in carrying value records these assets at fair value less costs to sell in anticipation of their future sale.

  Non-Operating Income and Expense.

        The following table sets forth a breakdown of non-operating income and expense by type (dollars in thousands):

	For the Year Ended December 31,
			Increase/ (Decrease)	Percent Change
	2008	2007
Interest income	$1,722	$4,930	$(3,208)	(65.1)%
Interest expense	33,959	36,640	(2,681)	(7.3)
Debt extinguishment costs	—	30,501	(30,501)	(100.0)
Other income, net	101	146	(45)	(30.8)

        Interest income.    The decrease in interest income in the year ended December 31, 2008 as compared to the year ended December 31, 2007 reflects lower average cash and cash equivalents during 2008 and lower average yields on these deposits and investments.

        Interest Expense.    Interest expense consists of interest on our outstanding long-term debt (see Note 6, Long-Term Debt, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K), including amortization of financing costs and net of capitalized interest. Prior to April 23, 2007, interest expense also included amortization of the fair value adjustment for the 11 3/8% senior notes. Since August 1, 2007, interest expense also includes the effect of our interest rate swap (see Note 7, Interest Rate Swap, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K). The decrease in interest expense in the year ended December 31, 2008 reflects a lower weighted average interest rate, net of our interest rate swap, of 7.09% on our outstanding long-term debt during the year ended December 31, 2008 as compared to the weighted average interest rate of 8.95% on our outstanding long-term debt during the year ended December 31, 2007. The lower weighted average interest rate for the 2008 year was partially offset by higher average borrowings in 2008 than during the comparative 2007 period.

        In connection with our capital expenditures, we capitalized interest of approximately $1.7 million in the year ended December 31, 2008 as compared to approximately $0.7 million in the year ended December 31, 2007.

        Debt extinguishment costs.    Debt extinguishment costs represent expense recognized during the year ended December 31, 2007 in connection with the repurchase of our outstanding 11 1/2% and 11 3/8% notes (see Note 6, Long-Term Debt, of the "Notes to the Consolidated Financial Statement" in this Annual Report on Form 10-K). In the year ended December 31, 2007, we recorded approximately $34.2 million of expense related to the tender offer premium and consent payments on the tender offering, approximately $7.3 million of expense related to the write off of the remaining deferred financing fees for the repurchased notes and approximately $11.0 million as a reduction to interest expense to reflect the write-off of the remaining unamortized balance of the purchase price fair value allocation to the 11 3/8% notes recorded in July 2005 related to the Horizon PCS merger.

Reconciliation of Non-GAAP Financial Measures (All Revenues and Expenses in Thousands)

        We utilize certain financial measures that are not calculated in accordance with GAAP to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The non-GAAP financial measures discussed in "—Consolidated Results of Operations" are ARPU and CPGA. A description of each of these non-GAAP financial measures is provided above.

        The following tables reconcile the non-GAAP financial measures with our consolidated financial statements presented in accordance with GAAP, excluding subscriber data:

	For the Year Ended December 31,
	2008	2007
ARPU
Service revenue	$383,962	$358,154
Average subscribers	656,900	604,500
ARPU	$48.71	$49.37

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

	For the Year Ended December 31,
	2008	2007
CPGA
Selling and Marketing:	$71,080	$75,626
plus: Equipment costs, net of cost of upgrades	40,220	38,524
less: Equipment revenue, net of upgrade revenue	(11,244)	(11,535)
less: Stock-based compensation expense	(671)	(1,339)

CPGA costs	$99,385	$101,276

Gross additions	259,200	275,600
CPGA	$383	$367

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

For the Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

        Key Performance Metrics.    Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics that we use for the relevant time periods:

	As of and for the Year Ended December 31,
			Increase/ (Decrease)	Percent Change
	2007	2006
Total Subscribers	629,900	561,300	68,600	12.2%
Gross Subscriber Additions	275,600	247,500	28,100	11.4
Net Subscriber Additions	68,600	67,600	1,000	1.5
Churn	2.5%	2.5%	—pts	—
ARPU	$49.37	$50.53	$(1.16)	(2.3)
CPGA	$367	$376	$(9)	(2.4)

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

        Churn.    Year 2007 churn remained flat with 2006. Voluntary (non-credit related) churn for the year ended December 31, 2007 improved as compared to the year ended December 31, 2006. This improvement was offset by a sharp increase in involuntary (credit-related) deactivations during the second half of the year ended December 31, 2007 as compared to the year ended December 31, 2006. We believe that the increase in involuntary (credit-related) deactivations was a result of a deteriorating economic environment and an increase in sub-prime customer additions. Approximately 91% of our subscribers were under contract at both December 31, 2007 and 2006.

        Average Revenue Per User.    We continued to experience decreasing voice revenue offset by increasing data revenue as compared to prior year periods. Average monthly voice revenue per subscriber was $37.56 in the year ended December 31, 2007 compared to $40.52 in the year ended December 31, 2006, a decrease of 7%. This decrease can be largely attributed to the continued growth of the family add-a-phone plans. While these customers are not as likely to switch to another wireless company, or churn, their ARPU is lower due to the lower monthly recurring charge on add-a-phone rate plans. Average monthly data revenue was $10.86 for the year ended December 31, 2007 compared to $9.62 in the year ended December 31, 2006, an increase of 13%. The year over year increase in average monthly data revenue reflects increased usage of data cards and the increased popularity of our data products, including text messaging, downloading ringers, music and games, sending and receiving pictures, playing games and browsing the Internet.

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

        Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.    We receive revenue on a per minute basis for voice traffic and per kilobyte basis for data traffic when subscribers of Sprint PCS and other PCS Affiliates of Sprint use our network. In addition, we receive toll revenue for any long distance calls made by these subscribers while roaming on our network. For the year ended December 31, 2007, the reciprocal rate was $0.0403 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania) and $0.001 per kilobyte for data traffic. For the year ended December 31, 2006, the reciprocal roaming rate was $0.0580 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania) and $0.002 per kilobyte for data traffic. For the year ended December 31, 2007 compared to the year ended December 31, 2006, voice roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint, including related toll revenue, decreased by $17.1 million due mainly to the decrease in the rate. Data roaming revenue increased by $13.4 million for the year, due mainly to increases in data usage of 206% offset by a decrease in the rate. Roaming minutes from subscribers of Sprint PCS and other PCS Affiliates of Sprint increased slightly from 1.6 billion for the year ended December 31, 2006 to 1.7 billion for the year ended December 31, 2007. Roaming kilobytes from subscribers of Sprint PCS and other PCS Affiliates of Sprint for the year ended December 31, 2007 were 45.4 billion compared to 14.8 billion for the year ended December 31, 2006. Effective January 1, 2008, we do not receive data roaming revenue from Sprint PCS when Sprint PCS subscribers based outside our territory use our PCS network. Data roaming revenue from Sprint PCS for the year ended December 31, 2007 was approximately $44.9 million, or 33%, of the $137.4 million in total roaming revenue we received from Sprint PCS.

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

        Cost of Service and Roaming.    Cost of service and roaming includes network operations expense, roaming expense, expense for back-office customer services provided by Sprint PCS, bad debt expense, long distance expense, the 8% affiliation fee due to Sprint PCS for collected revenue and stock-based compensation expense. Network operations expense includes salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost for our subscribers using Sprint PCS and other wireless carriers' networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under "—Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint." Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. Of the increase for the year, $12.3 million, or 44%, of the total increase was due to higher per user fees charged by Sprint for back-office customer service coupled with higher average subscribers on which we incur the charge. Effective January 1, 2007, this rate increased from $6.75 per subscriber per month to $7.50 per subscriber per month. In the year ended December 31, 2007 compared to the 2006 year, bad debt expense increased $8.1 million from $10.9 million in the year ended December 31, 2006 to $19.0 million in the year ended December 31, 2007. This increase is due to higher average write-offs per subscriber, lower recoveries as a percentage of write-offs and an overall deterioration of our customer accounts receivable aging, reflecting a higher average number of sub-prime credit subscribers in 2007 compared to 2006. Roaming expense decreased $5.4 million for the year ended December 31, 2007. Voice roaming expense with Sprint decreased $16.1 million due principally to the decrease in the reciprocal rate with Sprint, while data roaming expense paid to Sprint increased $9.5 million, reflecting increased kilobyte usage in the year ended December 31, 2007 compared to this same period in 2006. The remaining increase in cost of service and roaming was due to the related costs of servicing a larger network and larger subscriber base. Effective January 1, 2008, we do not pay data roaming expense to Sprint PCS when our subscribers use Sprint PCS's network. Data roaming expense paid to Sprint PCS for the year ended December 31, 2007 was approximately $37.0 million, or 38%, of the $97.8 million in total roaming expense we paid to Sprint PCS.

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

        Selling and marketing.    Selling and marketing expense includes the costs to operate our retail stores, advertising and promotional expenses, commissions, equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint-controlled channels and stock- based compensation expense. The increase in 2007 reflects higher commissions and an increase in salaries and benefits as compared to 2006. The higher commissions were the result of an increase in gross subscriber additions in the year ended December 31, 2007 compared to the 2006 year. The increase in salaries and benefits is due to additional employees hired to support the growth in our retail, commercial and exclusive branded dealer channels. These increases were offset by decreases in costs related to handset subsidies and rebates from our national third parties and other Sprint-controlled channels and lower promotional expenses for 2007 as compared to 2006. Stock-based compensation expense included in selling and marketing totaled approximately $1.3 million for the year ended December 31, 2007 compared to $0.5 million for the year ended December 31, 2006. Included in the stock-based compensation expense in 2007 was $0.6 million relating to stock option modifications in connection with the special cash dividend paid in May 2007 (see Note 11, Stock-Based Compensation, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K).

        General and administrative.    General and administrative expense includes administrative salaries and benefits, legal fees, insurance expense, other professional expenses and stock-based compensation expense. For the year ended December 31, 2007, general and administrative expense included approximately $1.9 million in Sprint litigation expense. This compares to $6.3 million for the year ended December 31, 2006. Stock-based compensation expense included in general and administrative expense totaled approximately $7.9 million for the year ended December 31, 2007, compared to $1.8 million for the 2006 year, reflecting an increased number of grants as well as expense related to option modifications during 2007. Included in the stock-based compensation expense for the year 2007 was $3.9 million relating to stock option modifications in connection with the special cash dividend paid in May 2007. Additionally, the year ended December 31, 2007 included $0.6 million related to a modification to option award agreements held by our former chief operating officer in connection with his separation in January 2007 (see Note 11, Stock-Based Compensation, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K). In the year ended December 31, 2007, we also incurred $0.5 million of severance expense related to this separation. The remaining year over year increase reflects the costs of a larger administrative staff to service our larger subscriber base and increased expense related to Sarbanes-Oxley compliance.

        Depreciation and amortization.    Amortization of intangible assets totaled $31.6 million for the year ended December 31, 2007 compared to $38.0 million for the year ended December 31, 2006, a decrease of $6.4 million for the year. At December 31, 2006, the intangible asset related to the iPCS Wireless subscriber base was fully amortized which decreased the amortization in 2007. At December 31, 2007, the intangible asset related to the customer base acquired in connection with our merger with Horizon PCS was fully amortized. We investigated business opportunities to use our FCC license in Ohio during 2007, but have been unable to build a viable business case for these opportunities. Because of this, the license is for sale. Therefore, we tested the value assigned to this asset for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets", using a market analysis approach. As a result of this testing, we recognized a $1.2 million impairment charge included in amortization of intangible assets related to this intangible asset during the year ended December 31, 2007.

        Depreciation expense totaled $46.1 million for the year ended December 31, 2007 compared to $50.5 million for the year ended December 31, 2006, a decrease of $4.4 million for the year. During the year ended December 31, 2006, we recorded accelerated depreciation expense of $1.4 million due to a reduction in the remaining useful lives of Motorola equipment replaced in the Pennsylvania, Maryland,

New York and New Jersey markets. We have engaged independent agents to sell remaining Motorola equipment which was replaced with Nortel equipment. We reclassified $3.9 million from Property and equipment, net to Assets held for sale during the year ended December 31, 2007 and recognized a $0.4 million impairment charge included in depreciation related to these assets to reduce the carrying value in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see Note 4, Property and Equipment, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K). The reduction in carrying value records these assets at fair value less costs to sell in anticipation of their future sale.

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

        Interest expense.    Interest expense consists of interest on our outstanding long-term debt (see Note 6, Long-Term Debt, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K), including amortization of financing costs and net of capitalized interest. Prior to April 23, 2007, interest expense also included amortization of the fair value adjustment for the 11 3/8% senior notes. Since August 1, 2007, interest expense also includes the effect of our interest rate swap (see Note 7, Interest Rate Swap, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K). The increase in interest expense in the year ended December 31, 2007 primarily reflects higher borrowings as compared to the 2006 year. These higher borrowings were partially offset by a lower weighted average interest rate, net of our interest rate swap, of 8.95% on our outstanding long-term debt during 2007 as compared to the weighted average interest rate of 11.45% on our outstanding long-term debt during 2006.

        Debt extinguishment costs.    Debt extinguishment costs represent expense recognized during the year ended December 31, 2007 in connection with the repurchase of our outstanding 11 1/2% and 11 3/8% notes (see Note 6, Long-Term Debt, of the "Notes to the Consolidated Financial Statement" in this Annual Report on Form 10-K). In the year ended December 31, 2007, we recorded approximately $34.2 million of expense related to the tender offer premium and consent payments on the tender offering, approximately $7.3 million of expense related to the write off of the remaining deferred financing fees for the repurchased notes and approximately $11.0 million as a reduction to interest expense to reflect the write-off of the remaining unamortized balance of the purchase price fair value allocation to the 11 3/8% notes recorded in July 2005 related to the Horizon PCS merger.

Reconciliation of Non-GAAP Financial Measures (All Revenues and Expenses in Thousands)

        We utilize certain financial measures that are not calculated in accordance with GAAP to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The non-GAAP financial measures discussed in "—Consolidated Results of Operations" are ARPU and CPGA. A description of each of these non-GAAP financial measures is provided above.

        The following tables reconcile the non-GAAP financial measures with our consolidated financial statements presented in accordance with GAAP, excluding subscriber data:

	For the Year Ended December 31,
	2007	2006
ARPU
Service revenue	$358,154	$316,513
Average subscribers	604,500	522,000
ARPU	$49.37	$50.53

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

	For the Year Ended December 31,
	2007	2006
CPGA
Selling and Marketing:	$75,626	$74,293
plus: Equipment costs, net of cost of upgrades	38,524	30,269
less: Equipment revenue, net of upgrade revenue	(11,535)	(10,957)
less: Stock-based compensation expense	(1,339)	(524)

CPGA costs	$101,276	$93,081

Gross additions	275,600	247,500
CPGA	$367	$376

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

Inflation

        We believe that inflation has not had a significant impact on our revenues or our results of operations in the years ended December 31, 2008, 2007 and 2006, respectively.

Liquidity and Capital Resources

        We believe our cash and cash equivalents and operating cash flow will be sufficient to operate our business and fund our capital needs for at least the next twelve months. Although we have certain limited additional borrowings allowed under our current debt agreements, including but not limited to PIK Interest (see "—Contractual Obligations"), we are dependent on cash and cash equivalents and operating cash flow to operate our business and fund our capital needs. However, our future liquidity is dependent on a number of factors influencing our expected earnings and operating cash flows, including those discussed below in "—Recent Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources."

  Significant Sources of Cash

        We generated $52.3 million in net cash flows from operating activities for the year ended December 31, 2008, compared to $36.3 million for the year ended December 31, 2007, an increase of $16.0 million. Excluding changes in working capital, operating activities provided $68.7 million of cash for the year ended December 31, 2008, relatively flat compared to $68.6 million of cash for the year ended December 31, 2007, generally reflecting increased earnings from our larger subscriber base coupled with lower subscriber acquisition costs, offset by deterioration in our roaming margin and increased Sprint litigation related expenses. Sprint related working capital, which includes fees and charges payable and receivable between us and Sprint, was a source of cash of $7.7 million for the year ended December 31, 2008 compared to a use of cash of $9.8 million for the year ended December 31, 2007, primarily due to the timing of cash payments both to and from Sprint. For the year ended December 31, 2008, non-Sprint related working capital used cash of $24.1 million, reflecting increased accounts receivable related to a higher subscriber base during the period. For the year ended December 31, 2007, non-Sprint related working capital used cash of $22.5 million reflecting increased accounts receivable due to increased sales, timing of interest payments in connection with the repurchase of our then outstanding debt as well as a general deterioration in our subscriber accounts receivable aging.

        We received $475.0 million in gross proceeds from our Secured Notes offering during the year ended December 31, 2007.

        We received approximately $0.2 million and $0.9 million from the sale of used equipment during the years ended December 31, 2008 and 2007, respectively, which was primarily replaced with equipment we purchased from Nortel Networks. We currently expect to sell approximately $0.4 million of equipment in 2009 which was replaced with equipment we purchased from Nortel Networks. These assets are classified as Assets held for sale at December 31, 2008.

        For the year ended December 31, 2008, we received $0.6 million from the exercise of options representing approximately 37,800 shares. This is compared to $4.0 million in proceeds from the exercise of options representing approximately 261,900 shares in the year ended December 31, 2007. As of December 31, 2008, there were 820,777 exercisable stock options outstanding with a weighted average exercise price of $19.85. We cannot predict at what level, if any, cash generated from stock option exercises will continue in the future. At December 31, 2008, the intrinsic value of all of our outstanding stock options was zero.

  Significant Uses of Cash

        Cash flows used for investing activities for the year ended December 31, 2008 included $74.5 million for capital expenditures. Included in this total was $70.5 million for new cell site construction and other network-related capital expenditures, of which $19.7 million was for EV-DO Rev. A equipment, and $4.0 million for new stores, store improvements, IT and other corporate-related capital expenditures.

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

        During the year ended December 31, 2007, we used $290.0 million from our Secured Notes offering to repurchase all of our outstanding 11 1/2% notes and 11 3/8% notes. In connection with the repurchase, we paid $34.2 million in tender premium payments during the year ended December 31, 2007. Similarly, we used $8.7 million to pay the related fees and expenses of the Secured Notes offering and related exchange offer during the year ended December 31, 2007.

        On April 26, 2007, our Board of Directors declared a special cash dividend of $11.00 per common share, approximately $187.0 million in the aggregate, payable to all holders of record of our common stock on May 8, 2007. Of this, approximately $186.5 million was paid on May 16, 2007. The remaining unpaid dividends relate to restricted stock awards and are being paid out starting in July 2007 as these awards vest. During the year ended December 31, 2008, we used approximately $142,000 to pay dividends related to these restricted stock award vestings.

        Our uses of cash typically include providing for operating expenditures, debt service requirements and capital expenditures. We anticipate that total capital expenditures for 2009 will be between $35.0 million and $45.0 million. This includes cash uses for new cell sites, information technology, and other network-related expenditures, including EV-DO Rev. A. Because our long-term debt does not begin to mature until 2013, we do not believe the current tightening of the credit markets, unless prolonged, should have a significant impact on our ability to refinance our debt.

        We continually evaluate our capital and debt capacity and how to prioritize the use of any excess cash, including for any or a combination of the following strategic options: increase capital expenditures, pursue strategic acquisitions, pay cash dividends or distributions, repurchase of our stock, or retire or repurchase of our debt. In January, 2009, our Board of Directors authorized us to repurchase up to $15.0 million of our common stock in a share repurchase program during the 12-month period beginning on the date of authorization. We may purchase shares from time to time in open market or privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The share repurchase program does not require us to repurchase any specific number of shares and may be discontinued at any time. On March 2, 2009, we elected to pay our August 1, 2009 interest payment in relation to our Second Lien Notes entirely by increasing the principal amount of the outstanding Second Lien Notes (see "—Contractual Obligations"). We have made no other decisions regarding the future use of PIK Interest.

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

  •
  Despite increased and sizable gross additions coming from Nextel subscribers switching to Sprint in our territory, overall gross additions were lower in 2008 reflecting tightened credit standards, issues related to the billing system conversion at Sprint and increased overall wireless penetration in our markets. Additionally, gross additions were negatively impacted by the weakening economic environment, increased competitive advertising, the relative attractiveness of competitors' phones, pricing plans, coverage and customer service, as well as continuing concerns about the strength of the "Sprint" brand. We believe that these factors will continue to negatively affect gross additions in 2009. To the extent we are unable to maintain, or choose to slow, our subscriber growth, it may make it more difficult for us to obtain sufficient revenue to achieve and sustain profitability.

  •
  While our churn in 2008 was lower relative to recent years, it continues to be significantly higher than the national industry average. Our churn may increase in the future or remain high due to the weakening economic environment, or other factors. We have and may continue to tighten our credit policies. However, if churn continues to remain high or increases over the long-term, we would lose the cash flows attributable to these subscribers and may incur higher net losses.

  •
  Competition in the wireless industry remains intense and continues to put downward pressure on our per subscriber revenue. The introduction of more advanced handheld devices and new technologies and delivery channels, such as the WiMax offerings of Sprint through the Sprint-Clearwire transaction, further complicate the competitive environment. In addition, prepaid plans, which we do not currently offer, and unlimited plans, including those offered by us, also continue to increase in popularity, which may potentially put more downward pressure on wireless service pricing as well as potentially, in the case of unlimited plans, increase our expense of providing service. Incumbent carriers, including Sprint, may offer more aggressive rate plans in order to maintain or achieve subscriber growth. Our recent settlement with Sprint concerning a number of 2008 issues, including higher customer care credits and lower late fees, does not address the trend of these items going forward, nor does it preclude future disputes relating to these or other items, some of which we formally disputed in February 2009. In addition, the FCC and several state courts are currently reviewing the industry's practice related to early cancellation fees, the outcome of which, or the effect of Sprint's change in its business practice related to early cancellation fees, may negatively impact our future results. As a result of these and other factors, we expect to see continued pressure on subscriber revenue which will have a negative effect on our cash flow.

  •
  Our cost per gross addition, or CPGA, increased in year ended December 31, 2008 as compared to the year ended December 31, 2007. We may continue to experience higher costs to acquire subscribers in the future. To the extent that we increase our distribution infrastructure, we will increase the fixed costs in our sales and marketing organization. Also, more aggressive promotional efforts may lead in the future, to higher handset subsidies and rebates, especially as we increase the sale of more expensive handsets and smartphones. In addition, we may increase our marketing expenses and pay higher commissions in an effort to attract and acquire new subscribers. With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

  •
  Certain portions of our operating expense continue to increase or remain high and may increase in the future due to, among other reasons:

  •
  Higher bad debt expense, while lower in 2008 than in 2007, remains high as compared to historical levels due to higher write-offs, lower bad debt recoveries as a percentage of write-offs and a deteriorating economic environment;

  •
  Higher roaming expense with wireless carriers other than Sprint as customers increasingly choose roam inclusive rate plans and increase their use of their handset and data devices off the Sprint network;

  •
  Higher handset subsidies, rebates, commissions and other retention expenses for existing subscribers who upgrade to a new handset as part of promotional efforts to reduce churn;

  •
  Higher back office and administrative expenses due to the larger number of subscribers served;

  •
  Higher network costs as we process increasing minutes and kilobytes on our network, including those from Sprint customers roaming in our territories, and as a result of expanding our network infrastructure and increasing our deployment of EV-DO Rev. A.; and

    •
    Higher Sprint litigation related expenses, as a result of our ongoing defense of our rights under our affiliation agreements, in particular relating to the Sprint-Clearwire transaction announced in May of 2008.

      Notwithstanding the foregoing, we have seen, and expect to continue to see, a significant decrease in our roaming expense as a result of our change, effective January 1, 2008, to no longer settle 3G data roaming expense (and revenue) with Sprint separately. At the same time, a portion of our ongoing network and general and administrative expenses is fixed. We believe that we need to add more subscribers to recognize increased economies of scale in our business. If we are unable to add more subscribers or continue to improve the efficiencies in our operating costs, results will be negatively affected.

  •
  A substantial portion of our revenue is derived from roaming revenue, the majority of which comes when subscribers of Sprint incur minutes of use in our territories. Worsening economic conditions could result in decreased travel activity and also have a negative impact on our roaming revenue. Additionally, Sprint's reciprocal roaming agreements with other carriers, such as its roaming agreement with Alltel, and our participation in those agreements, can change over time, potentially reducing the reciprocal rate or negatively affecting the level of roaming activity related to those roaming partners. While still greater than one, our roaming ratio with other carriers was significantly lower in 2008 as compared to recent years. For the year ended December 31, 2008, approximately $12.4 million, or 73%, of our roaming revenue from other wireless carriers was derived from customers of Alltel, which was recently acquired by Verizon Wireless. As a result, we expect a decrease in our roaming revenue from Alltel during 2009. Moreover, since the ratio of inbound to outbound roaming fluctuates from period to period and year to year, the margin we earn from the difference between roaming revenue and roaming expense is difficult to predict. If this roaming margin with Sprint PCS or with other carriers declines due to less roaming revenue, more roaming expense, or both, our results of operations will be negatively affected.

  •
  As we have added to the capacity, coverage and quality of our PCS network, we have incurred significant capital expenditures. We incurred approximately $74.5 million in capital expenditures in the year ended December 31, 2008, including approximately $19.7 million for EV-DO Rev. A deployment. We anticipate that total capital expenditures for 2009 will be between $35.0 million and $45.0 million. These expenditures include continued new cell sites, as well as continued expansion of our EV-DO Rev. A deployment. Our CCPU rates are reduced by $0.15 when we reach certain EV-DO Rev. A coverage levels. Specifically, our CCPU rate will be reduced from the then current rate if and when our EV-DO Rev. A coverage reaches at least 9.0 million residents. In the future we may decide to further increase our cell site expansion or EV-DO Rev. A coverage, either or both of which may increase our anticipated capital expenditures and operating expense beyond our current plans. Furthermore, unforeseen changes in technology and changes in our plans to upgrade or expand our network may require us to spend more money than we expected and have a negative effect on our cash flow.

  •
  We believe that Sprint's integration of the Sprint and Nextel businesses has had, and will continue to have, a negative impact on our business and prospects. With the integration of the marketing and sales of Sprint products and services with legacy Nextel products and services, conflicts and disputes continue to arise with how Sprint and we conduct business in our territory as well as to Sprint's commitment and level of service provided to the PCS Affiliate program and to us specifically, including the timeliness, completeness and level of insight into prospective and historical information provided to us to run our business. Additionally, we believe that changes in Sprint's billing platform, Ensemble, and related reporting systems during 2008 resulted in a number of issues which have had an adverse impact on our subscriber activity and financial results, some of which we formally disputed and settled as they relate to 2008. We have also formally disputed some of the same and other items in 2009. There can be no assurances that we will not have continued disputes with Sprint relating to these or other items, particularly if Sprint devotes fewer resources to the performance of back office services for us. As of December 31, 2008, we have also not yet achieved the same level of visibility to our subscriber information we previously had prior to the migration. Any further delays in reestablishing this level of visibility into our subscriber information could make it more difficult for us to effectively manage our business. If continuing or future problems with Ensemble are not resolved in a timely manner for any reason, including Sprint's inability or unwillingness to commit resources to such issues, our business would continue to be negatively impacted.

  •
  Our primary subscriber base is composed of individual consumers. The current overall weakness in the United States economy, particularly the turmoil in the credit markets, weakness in the housing market, rising unemployment and volatile energy and commodity costs, have resulted in considerable negative pressure on consumer confidence and spending. As a result, we believe that these events have impacted consumers in our territories in ways that have negatively affected our business. In the event the current economic downturn in the United States continues or worsens, our current and potential wireless subscribers, especially our sub-prime subscribers, may be unable or unwilling to purchase wireless services or pay their wireless bills, which may continue to negatively impact our business, particularly as we do not yet offer a wireless prepaid plan.

  •
  Recent turmoil in the credit markets and the financial services industry may negatively impact Sprint's or our business, results of operations, financial condition or liquidity. The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, such events may have a material adverse effect on Sprint's or our liquidity and financial condition.

  •
  On or before January 25, 2010, pursuant to a final order of the Circuit Court of Cook County, Illinois, Sprint and those acting in concert with it must cease owning, operating, and managing the Nextel wireless network in iPCS Wireless's territory. We do not know Sprint's intentions for complying with the Circuit Court's order and its impact on our business. In addition, as with any litigation, it is possible that the parties may settle the dispute. In that event, we cannot speculate as to the terms and conditions of any such settlement, which could include a material economic change in our relationship with Sprint. See "Part I, Item 3. Legal Proceedings—Sprint/Nextel Merger Litigation" of this Annual Report on Form 10-K for further discussion.

  •
  The final outcome of our litigation with Sprint regarding the Sprint-Clearwire WiMax transaction is unknown. As discussed more fully in "Part I, Item 3. Legal Proceedings—Sprint/Clearwire Transaction Litigation," on May 7, 2008, Sprint announced a transaction among itself, Clearwire Corporation, and certain other parties (the "Sprint-Clearwire Transaction") to form a new competing network ("New Clearwire").

    On May 12, 2008, the iPCS Subsidiaries filed a lawsuit against Sprint and certain of its affiliates in the Circuit Court of Cook County, Illinois, seeking declaratory and injunctive relief with respect to the Sprint-Clearwire Transaction. In that case, the iPCS Subsidiaries are seeking a declaration that the Sprint-Clearwire Transaction constitutes a breach of Sprint's affiliation agreements it has with those subsidiaries.

    We cannot predict the outcome of these legal proceedings. If we do not prevail, Sprint may be permitted to operate, through its Sprint-Clearwire transaction, a mobile WiMax network that could adversely affect our business and operations by introducing a competitive product that may reduce demand for our products and services. If we do prevail, we do not know Sprint's intentions for complying with any ruling and its impact on our business. In addition, as with any litigation, it is possible that the parties may settle the dispute. In that event, we cannot speculate as to the terms and conditions of any such settlement, which could include a material economic change in our relationship with Sprint. See "Part I, Item 3. Legal Proceedings—Sprint/Clearwire Transaction Litigation" of this Annual Report on Form 10-K for further discussion.

  •
  Our PCS network equipment is supplied solely by Nortel Networks. If additional equipment or support is needed for expansion or repair of our network, it generally must come from Nortel Networks in order to be compatible with our existing network equipment. Nortel Networks filed for Chapter 11 bankruptcy protection in January 2009. If Nortel Networks were to cease or delay supplying equipment or suspends warranty coverage, we could be prevented or delayed in expanding, repairing or supporting our network. Any inability to expand or repair our network could have a material adverse effect on us. In addition, Nortel Networks, or any potential successor, potentially could exert significant bargaining power over price, quality, warranty claims or other terms relating to its equipment. Additionally, if Nortel Networks has a significant disruption in its business, or liquidates, our business and results of operations would likely be negatively impacted.

  •
  As a PCS Affiliate of Sprint, we are dependent upon Sprint for many aspects of our business, including the brand name under which we operate, the spectrum that we use, technological advances and the nationwide wireless network outside of our territory. From the subscribers' point of view, we are "Sprint" in our markets and they use our wireless network and the rest of the Sprint PCS network as a unified network. Sprint's performance and brand reputation nationwide—over which we have no control—impacts our performance. Many of Sprint's operating metrics, including net subscriber additions and churn, have underperformed relative to industry averages over the last two years, reflecting deterioration in the relative strength of the Sprint brand. If Sprint is unable to improve its operating metrics and brand image in the future, particularly in the face of an economic downturn and an increasingly maturing industry, our business would suffer material adverse consequences.

  Commitments and Contingencies

        Please see "Part I, Item 3. Legal Proceedings" for a discussion regarding our commitments and contingencies.

Contractual Obligations

        We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the senior secured notes, capital leases and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2008, are as follows (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt	$475,000	$—	$—	$300,000	$175,000
Cash interest(1)	116,735	29,569	47,046	32,795	7,325
Operating leases(2)	116,014	41,785	54,512	16,615	3,102
Capital lease obligations	708	89	187	198	234

Total	$708,457	$71,443	$101,745	$349,608	$185,661

(1)
Cash interest reflects cash interest payments on $300.0 million of our long-term variable rate debt subject to our interest rate swap and consequently fixed through July 31, 2010. It also includes cash interest payments on our remaining $175.0 million of variable rate debt as well as cash interest payments on the $300.0 million after the term of the swap based on interest rates at December 31, 2008. Cash interest reflects our PIK Interest election in relation to our August 1, 2009 interest payment on our $175 million of variable rate debt (see below). No other PIK Interest elections are assumed in relation to future interest payments.

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

        Our Secured Notes contain covenants which restrict our ability to incur or guarantee additional indebtedness, merge, pay dividends, dispose of our assets, and certain other matters as defined in the indentures. At December 31, 2008, we were in compliance with these covenants.

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

        Second Lien Notes:    Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 3.25% and is payable quarterly on February 1, May 1, August 1 and November 1 of each year. We may elect to pay interest on the Second Lien Notes entirely in cash or entirely by increasing the principal amount of the Second Lien Notes ("PIK Interest"). PIK Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 4.0%. On March 2, 2009, we elected PIK Interest in relation to our August 1, 2009 interest payment on the Second Lien Notes. We have made no other decisions regarding the future use of PIK Interest.

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

        Revenue recognition.    We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We recognize service revenue from subscribers as they use the service. Likewise, we recognize roaming revenue from customers of Sprint and other PCS Affiliates of Sprint as well as from customers of other wireless carriers as they use their service on our network.

        Due to the numerous bill cycle cutoffs throughout the month, we are required to estimate the unbilled but earned revenue from the bill cutoff date to the end of the reporting period. These estimates are based on the number of days in a month from each bill cycle cutoff date to the end of the reporting period assuming customers use their service equally each day throughout the month.

        A change in usage that would have changed the unbilled revenue by 10% for the year ended December 31, 2008 would have changed service and roaming revenue by approximately $0.2 million and $0.5 million, respectively.

        Allowance for doubtful accounts.    We establish an allowance for doubtful accounts to cover probable losses. This allowance is based on a number of factors, including historical write-off and collection experience, historical trends of the collectability of our accounts receivable, changes in the percentage of our customers based on their credit classification of prime or subprime, as determined by various credit scoring matrices, along with general economic trends.

        Write-offs and collections can both be affected by changes in the general economic and business climate which can be difficult to predict. In addition, Sprint PCS handles all of our collection activity for us and gives us little visibility into changes in the collection process or regular reporting from third-party collection activity.

        At December 31, 2008, if our estimation of future write-offs reflected in our reserve had changed by 10%, bad debt expense would have changed by approximately $0.8 million.

        Long-lived asset recovery.    Long-lived assets, excluding intangibles, consist of property and equipment. We record depreciation on a straight-line basis based on our estimates of the useful economic life of these assets. For property and equipment, changes in technology or in our intended use of these assets could cause the estimated life or the value of these assets to be reduced. In addition, changes in general industry conditions could cause the value of certain of these assets to be reduced. Under Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or conditions change such that the carrying amount may not be recoverable, the asset values must be reviewed for impairment. Because of our history of net operating losses since emerging from bankruptcy in 2004, we perform, at least annually, an impairment test of our long-lived assets to be held and used. This impairment analysis is performed by comparing the carrying value of a group of assets to future net cash flows. This analysis requires a significant amount of judgment in determining growth rates for the company, future economic conditions, and future requirements of technological upgrades and advances. During the years ended December 31, 2008 and 2007, we recognized impairment charges of $2.2 million and $0.4 million, respectively, related to assets held for sale (see Note 4, Property and Equipment, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K).

        Besides impairment analysis, estimates of estimated useful life can change rapidly with changes in technology or changes in equipment vendors, as we experienced in 2006. Because of our decision to change the network equipment in our Horizon and Bright markets from Motorola to Nortel, we accelerated the useful lives on these assets and, as a result, we recorded additional depreciation of approximately $1.4 million for the year ended December 31, 2006.

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

        A significant amount of judgment is involved in the estimates used with some of these valuation methods, including projected revenue growth, market and industry growth rates, competition, and working capital and capital expenditure requirements. In addition, intangibles are subject to certain judgments when completing impairment analysis under SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of the assets. During the year ended December 31, 2007, we recognized a $1.2 million impairment charge related to our FCC license in Ohio (see Note 5, Goodwill and Intangible Assets, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K).

        We record amortization expense of our definite life assets on a straight-line basis over the estimated remaining economic useful life of these assets. If we were to increase the estimated economic useful life of these assets by 10%, our amortization expense for the year ended December 31, 2008 would have decreased by approximately $0.8 million. If we were to decrease the estimated economic useful life of these assets by 10%, our amortization expense for the year ended December 31, 2008 would have increased by approximately $1.0 million.

        Interest rate swap.    We use an interest rate swap to manage interest rate risks associated with a portion of our variable rate debt (see Note 7, Interest Rate Swap, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K). The interest rate swap agreement qualifies and is designated as a cash flow hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As such, the swap is accounted for as an asset or liability in the consolidated balance sheet at fair value, including adjustment for nonperformance risk in accordance with SFAS No. 157, "Fair Value Measurements." Changes in fair value of the effective portion of the swap are recorded in other comprehensive income (loss), net of income tax, until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffective changes in the value of the swap are recognized currently in interest expense in the consolidated statement of operations.

        Accounting for an interest rate swap as a hedge requires that, at inception and over the term of the arrangement, the hedged item and related swap meet the requirements for hedge accounting. The rules and interpretations related to hedge accounting are complex. Failure to apply this complex guidance correctly will result in all changes in the fair value of the swap being reported currently in the Statement of Operations, without regard to offsetting changes in the fair value of the hedged item. The fair value of the interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and observable market assumptions, including adjustment for nonperformance risk.

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

New Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB released FASB Staff Position, (FSP) SFAS 157-2—Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

We adopted SFAS 157 as it applies to financial assets and liabilities as of January 1, 2008. We do not anticipate that the implementation of SFAS 157, as it relates to non-financial assets and liabilities will have a material impact on our financial position, results of operations and cash flows. See Note 8, Fair Value of Financial Instruments, of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K.

        In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, SFAS 141R amends FASB SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. SFAS 141R is effective for us for any business combinations with an acquisition date on or after January 1, 2009. We will apply the provisions of SFAS 141R to any business combinations within the scope of SFAS 141R after its effective date.

        In March 2008 the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about our hedging activities. We are required to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after December 15, 2008, with comparative disclosures of earlier periods encouraged upon initial adoption. We do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statement footnote disclosures.

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

        In July 2007, we entered into an interest rate swap agreement that effectively fixes the interest rate on $300.0 million of our variable rate indebtedness at 7.47% for three years starting August 1, 2007. The fair value of our interest rate swap was a $16.6 million liability at December 31, 2008. A hypothetical increase of 100 basis points in average market interest rates would increase the fair value of our interest rate swap by approximately $4.8 million. A decrease of 100 basis points in average market interest rates would decrease the fair value of our interest rate swap by approximately $4.9 million. A prospective increase of 100 basis points in the interest rate applicable to the remaining $175.0 million of variable rate indebtedness would result in an increase of approximately $1.8 million in our annual interest expense. At December 31, 2008, after consideration of the interest rate swap described above, approximately 37% of our debt is subject to variable interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements required by this item are submitted as a separate section of this Annual Report on Form 10-K (see "Index to Consolidated Financial Statements," commencing on page F-1 hereof).

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

        We place reliance on Sprint PCS to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS Affiliates of Sprint. To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70. This report was provided to us in 2008.

        There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting was effective.

        Deloitte & Touche LLP, our independent registered public accounting firm, issued an attestation report on our internal control over financial reporting. Their report appears below.

/s/ Timothy M. Yager	/s/ Stebbins B. Chandor, Jr.
Timothy M. Yager President and Chief Executive Officer March 3, 2009	Stebbins B. Chandor, Jr. Executive Vice President and Chief Financial Officer March 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iPCS, Inc. and subsidiaries
Schaumburg, Illinois

We have audited the internal control over financial reporting of iPCS, Inc. and subsidiaries (the Company) as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 3, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 3, 2009

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated by reference to our proxy statement relating to our 2009 annual meeting of stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference to our proxy statement relating to our 2009 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference to our proxy statement relating to our 2009 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference to our proxy statement relating to our 2009 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated by reference to our proxy statement relating to our 2009 annual meeting of stockholders.

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

iPCS, Inc.
By:	/s/ TIMOTHY M. YAGER Timothy M. Yager President and Chief Executive Officer Date: March 3, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ TIMOTHY M. YAGER Timothy M. Yager	Director, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2009
/s/ TIMOTHY G. BILTZ Timothy G. Biltz	Director	March 3, 2009
/s/ JEFFREY W. JONES Jeffrey W. Jones	Director	March 3, 2009
/s/ RYAN L. LANGDON Ryan L. Langdon	Director	March 3, 2009
/s/ KEVIN M. ROE Kevin M. Roe	Director	March 3, 2009
/s/ MIKAL J. THOMSEN Mikal J. Thomsen	Director	March 3, 2009
/s/ NICHOLAS J. VANTZELFDE Nicholas J. Vantzelfde	Director	March 3, 2009
/s/ ERIC L. ZINTERHOFER Eric L. Zinterhofer	Director	March 3, 2009
/s/ STEBBINS B. CHANDOR, JR. Stebbins B. Chandor, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2009
/s/ JAMES F. INGOLD James F. Ingold	Vice President and Controller (Principal Accounting Officer)	March 3, 2009

iPCS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iPCS, Inc. and subsidiaries
Schaumburg, Illinois

        We have audited the accompanying consolidated balance sheets of iPCS, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of iPCS, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 3, 2009

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$55,940	$77,599
Accounts receivable, net of allowance for doubtful accounts of $8,125 and $9,635, respectively	37,859	29,774
Receivable from Sprint (Note 3)	25,623	41,509
Inventories, net of reserve for obsolescence of $769 and $249, respectively	5,465	5,277
Assets held for sale (Note 4)	389	2,680
Prepaid expenses	7,223	6,792
Other current assets	63	81

Total current assets	132,562	163,712
Property and equipment, net (Note 4)	162,014	128,677
Financing costs, net (Note 2)	6,419	7,794
Deferred customer activation costs	3,816	4,728
Intangible assets, net (Note 5)	90,602	99,777
Goodwill (Note 5)	141,783	141,783
Other assets	416	353

Total assets	$537,612	$546,824

Liabilities and Stockholders' Deficiency
Current Liabilities:
Accounts payable	$5,051	$6,136
Accrued expenses	18,337	14,791
Payable to Sprint (Note 3)	41,067	49,205
Deferred revenue	13,410	11,176
Accrued interest	5,519	6,216
Current maturities of long-term debt and capital lease obligations (Note 6)	37	30

Total current liabilities	83,421	87,554
Deferred customer activation fee revenue	3,816	4,728
Interest rate swap (Note 7)	16,621	11,607
Other long-term liabilities	6,551	7,331
Long-term debt and capital lease obligations, excluding current maturities (Note 6)	475,401	475,438

Total liabilities	585,810	586,658

Commitments and contingencies (Note 14)
Stockholders' Deficiency:
Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 17,163,221 and 17,112,244 shares issued and outstanding, respectively	172	171
Additional paid-in-capital	167,531	161,072
Accumulated deficiency	(199,280)	(189,470)
Accumulated other comprehensive loss (Note 13)	(16,621)	(11,607)

Total stockholders' deficiency	(48,198)	(39,834)

Total liabilities and stockholders' deficiency	$537,612	$546,824

See Notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Revenue:
Service revenue	$383,962	$358,154	$316,513
Roaming revenue	127,234	166,349	161,848
Equipment and other	14,321	13,583	14,061

Total revenue	525,517	538,086	492,422

Operating Expense:
Cost of service and roaming	286,382	313,629	285,979
Cost of equipment	55,968	51,358	41,707
Selling and marketing	71,080	75,626	74,293
General and administrative	35,954	26,915	20,944
Depreciation (Note 4)	43,581	46,097	50,522
Amortization of intangible assets (Note 5)	9,176	31,576	37,958
Loss on disposal of property and equipment, net	450	151	574

Total operating expense	502,591	545,352	511,977

Operating income (loss)	22,926	(7,266)	(19,555)
Interest income	1,722	4,930	5,490
Interest expense	(33,959)	(36,640)	(32,086)
Debt extinguishment costs (Note 6)	—	(30,501)	—
Other income, net	101	146	112

Loss before provision for income tax	(9,210)	(69,331)	(46,039)
Provision for income tax (Note 9)	600	—	—

Net loss	$(9,810)	$(69,331)	$(46,039)

Basic and diluted loss per share of common stock:
Loss available to common stockholders	$(0.57)	$(4.08)	$(2.76)

Weighted average basic and diluted common shares outstanding	17,153,838	16,999,617	16,703,142

See Notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Cash Flows from Operating Activities:
Net loss	$(9,810)	$(69,331)	$(46,039)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Loss on disposal of property and equipment, net	450	151	574
Depreciation and amortization	52,757	77,673	88,480
Non-cash interest expense, net of amortization of debt fair value adjustment	1,375	717	(650)
Debt extinguishment costs	—	30,501	—
Stock-based compensation expense	5,836	9,914	2,496
Provision for doubtful accounts	18,040	18,994	10,893
Purchases of investments	—	—	(22,447)
Sales of investments	—	—	22,447
Changes in assets and liabilities:
Accounts receivable	(26,125)	(19,068)	(9,565)
Receivable from Sprint	15,886	(785)	3,469
Inventories, net	(188)	(986)	(708)
Prepaid expenses, other current and long term assets	431	(593)	(2,667)
Accounts payable, accrued expenses and other long term liabilities	429	(3,455)	681
Payable to Sprint	(8,138)	(8,990)	(2,008)
Deferred revenue	1,321	1,587	2,325

Net cash flows provided by operating activities	52,264	36,329	47,281

Cash Flows from Investing Activities:
Purchases of property and equipment	(74,467)	(39,693)	(44,458)
Proceeds from disposition of property and equipment	156	878	4,127

Net cash flows used in investing activities	(74,311)	(38,815)	(40,331)

Cash Flows from Financing Activities:
Proceeds from senior secured notes	—	475,000	—
Repayments of senior notes	—	(290,000)	—
Tender premium of senior notes	—	(34,155)	—
Payments on capital lease obligations	(30)	(24)	(11)
Debt financing costs	—	(8,711)	—
Proceeds from the exercise of stock options	582	4,020	2,723
Payment of special cash dividend	(142)	(186,544)	—
Repurchase of common stock	(22)	—	—

Net cash flows provided by (used in) financing activities	388	(40,414)	2,712

Net increase (decrease) in cash and cash equivalents	(21,659)	(42,900)	9,662
Cash and cash equivalents at beginning of year	77,599	120,499	110,837

Cash and cash equivalents at end of year	$55,940	$77,599	$120,499

Supplemental disclosure of cash flow information—cash paid for interest (net of amount capitalized)	$33,186	$39,352	$32,616

Supplemental disclosure for non-cash investing activities:
Accounts payable and accrued expenses incurred for the acquisition of property, equipment and construction in progress	1,796	1,254	1,976
Capital lease obligations incurred for the acquisition of property and equipment	—	—	106
Adjustment to goodwill (Note 5)	—	—	4,608
Supplemental disclosure for non-cash financing activities: special cash Dividends declared, but not paid	$—	$471	$—

See Notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Dollars in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficiency)
			Additional Paid-in-Capital	Accumulated Deficiency
	Shares	Amount
Balance at December 31, 2005	16,656,352	167	328,938	(74,100)	—	255,005
Net loss	—	—	—	(46,039)	—	(46,039)
Forfeitures of restricted stock	(1,042)	—	—	—	—	—
Exercise of stock options	118,750	1	2,722	—	—	2,723
Stock-based compensation expense	—	—	2,496	—	—	2,496

Balance at December 31, 2006	16,774,060	168	334,156	(120,139)	—	214,185

Comprehensive loss:
Net loss	—	—	—	(69,331)	—	(69,331)
Unrealized loss on interest rate swap	—	—	—	—	(11,607)	(11,607)

Comprehensive loss	—	—	—	(69,331)	(11,607)	(80,938)
Issuance of restricted stock	76,284	1	(1)	—	—	—
Exercise of stock options	261,900	2	4,018	—	—	4,020
Declaration of special cash dividend	—	—	(187,015)	—	—	(187,015)
Stock-based compensation expense	—	—	9,914	—	—	9,914

Balance at December 31, 2007	17,112,244	171	161,072	(189,470)	(11,607)	(39,834)

Comprehensive loss:
Net loss	—	—	—	(9,810)	—	(9,810)
Unrealized loss on interest rate swap	—	—	—	—	(5,014)	(5,014)

Comprehensive loss	—	—	—	(9,810)	(5,014)	(14,824)
Issuance of restricted stock	21,705	—	—	—	—	—
Forfeitures of restricted stock	(7,367)	—	—	—	—	—
Repurchase of common stock	(1,184)	—	(22)	—	—	(22)
Exercise of stock options	37,823	1	581	—	—	582
Forfeitures of special cash dividend	—	—	64	—	—	64
Stock-based compensation expense	—	—	5,836	—	—	5,836

Balance at December 31, 2008	17,163,221	$172	$167,531	$(199,280)	$(16,621)	$(48,198)

See Notes to consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Business and Basis of Presentation

        iPCS, Inc. (the "Company" or "iPCS") is a holding company that operates as a PCS Affiliate of Sprint through three wholly owned subsidiaries: iPCS Wireless, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC. Each of these subsidiaries is a party to separate affiliation agreements with Sprint PCS, the operator of a 100% digital wireless personal communications services ("PCS") network with licenses to provide voice and data service to the entire United States population. These affiliation agreements, as amended, grant iPCS the exclusive right to sell wireless mobility communications network products and services under the Sprint brand in 81 markets, including markets in Illinois, Indiana, Iowa, Michigan, Pennsylvania, Ohio, Maryland, Nebraska, New York, New Jersey, Tennessee and West Virginia.

(2)   Summary of Significant Accounting Policies

  (a)    Principles of Consolidation

        The accompanying financial statements include the accounts of the Company and its subsidiaries, iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., Bright PCS Holdings, Inc. and Bright Personal Communications Services, LLC. All intercompany balances and transactions have been eliminated in consolidation.

  (b)    Cash and cash equivalents

        Cash and cash equivalents include cash on hand, demand deposits and investment grade commercial paper and money market funds with original maturities of three months or less. Cash equivalents are stated at fair value which approximates cost. Included in cash equivalents is approximately $41.3 million and $59.9 million of commercial paper and money market funds at December 31, 2008 and 2007, respectively (see Note 8).

  (c)    Allowance for Doubtful Accounts

        Estimates are used in determining the allowance for doubtful accounts to cover probable losses. The Company's estimate of the allowance for doubtful accounts is based on a number of factors including historical write-off and collection experience, historical trends of the uncollectibility of the Company's accounts receivable and general economic trends. Using this information, the Company estimates allowances for uncollectibility to represent the best estimate of future outcomes. Bad debt expense as a percentage of service revenue for the years ended December 31, 2008, 2007 and 2006 was 4.7%, 5.3% and 3.4%, respectively.

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

        Leasehold improvements are amortized over the shorter of the remaining term of the lease or the estimated useful life of the improvement. Construction in progress includes expenditures for the purchase of capital equipment, design services, and construction services related to the Company's network. The Company capitalizes interest on its construction in progress activities. Interest capitalized for the years ended December 31, 2008, 2007 and 2006 totaled $1.7 million, $0.7 million and $0.6 million, respectively. When the network assets are placed in service, the Company transfers the assets from construction in progress to network assets and depreciates those assets over their estimated useful life.

  (f)    Financing Costs

        Costs incurred in connection with the first and second lien senior secured floating rate notes due 2013 and 2014, respectively, were deferred and are amortized to interest expense over the term of each senior secured note issuance using the straight-line method (see Note 6). Costs incurred in connection with the 11 1/2% senior notes and the 11 3/8% senior notes were deferred and were amortized to interest expense over the eight year term of each senior note issuance using the straight-line method. In conjunction with issuance of the senior secured notes, the Company repurchased all of its outstanding 11 1/2% senior notes and 11 3/8% senior notes and wrote-off the unamortized amount of the deferred financing costs related to these senior notes to debt extinguishment costs (see Note 6). Accumulated amortization expense at December 31, 2008 and 2007 was $2.3 million and $0.9 million, respectively.

  (g)    Goodwill and Intangible Assets

        Goodwill and intangible assets have been recorded in accordance with fresh-start accounting as a result of the Company's reorganization in 2004 and also as a result of purchase accounting in connection with its merger with Horizon PCS, Inc. ("Horizon PCS") in 2005. Identifiable intangibles consist of the Sprint affiliation agreements, the subscriber base at the time of the reorganization and merger with Horizon PCS and a Federal Communications Commission ("FCC") license for a small market in Ohio owned by Horizon Personal Communications, Inc. The intangible assets relating to the Sprint affiliation agreements are being amortized straight-line over the remaining life of the agreements. The subscriber base intangible assets are being amortized straight-line over the estimated life of the subscribers or approximately 30 months. The FCC license has an indefinite life and is not being amortized.

        In conformity with SFAS No. 142, "Goodwill and Other Intangibles," the Company does not amortize its indefinite life intangibles, which include goodwill and the FCC license in Ohio. Under SFAS No. 142, the Company is required to test these assets for impairment at least annually or more frequently if indicators of impairment exist. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the net assets of the reporting unit to its carrying value. Fair value is determined using a discounted cash flow model. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value. If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment loss. The Company performed its annual goodwill impairment test in the third quarter of 2008 and determined no impairment was necessary. Due to changes in market and economic conditions during the fourth quarter of 2008, the Company also performed an impairment test as of December 31, 2008 and determined no impairment was necessary. The impairment test for other indefinite life intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying amount exceeds its fair value, the excess is required to be recorded as an impairment loss. The Company tested the value assigned to the FCC license in the third and fourth quarters of 2008 and determined no impairment was necessary. The Company recognized a $1.2 million impairment charge for the year ended December 31, 2007 (see Note 5).

  (h)    Impairment of Long-lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company performed its annual impairment test of long-lived assets in the third quarter of 2008, due to operating loss, and determined no impairment was necessary. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company currently has for sale its remaining Motorola equipment which was replaced with Nortel equipment. The Company classifies these assets as Assets held for sale. During the years ended December 31, 2008 and 2007, the Company recognized impairment charges of $2.2 million and $0.4 million, respectively, related to these assets to reduce the carrying value in accordance with SFAS 144. The impairment charges are included in depreciation and the reduction in carrying value records these assets at fair value less costs to sell in anticipation of their future sale (see Note 4).

  (i)    Interest Rate Swap

        The Company entered into an interest rate swap to manage interest rate risks associated with a portion of its variable rate debt (see Note 7). The interest rate swap agreement qualifies and is designated as a cash flow hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As such, the swap is accounted for as an asset or liability in the consolidated balance sheets at fair value, including adjustment for nonperformance risk in accordance with SFAS No. 157, "Fair Value Measurements." Changes in fair value of the effective portion of the swap are recorded in other comprehensive income (loss), net of income taxes, until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffective changes in the value of the swap are recognized currently as interest expense in the consolidated statements of operations.

        If, in the future, the swap is determined to no longer be effective as a hedge, is sold or terminated, or is de-designated from the hedge relationship, any net gain or loss remaining in Accumulated other comprehensive loss would be reclassified into earnings in the same periods during which the hedged debt payments affect earnings. If the cash flow hedge is discontinued in the future because it becomes probable that the hedged debt payments will not occur, the net gain or loss would be reclassified into earnings in that period.

  (j)    Income Taxes

        The Company is required to estimate its taxes in each of the jurisdictions of operation which involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent realization is not more likely than not, the Company must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statements of operations. Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The current year tax provision relates to state income taxes based upon gross receipts in applicable states.

  (k)    Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" addresses accounting for arrangements that involve multiple revenue-generating activities. In applying this guidance, separate contracts with the same party, entered into at or near the same time, are presumed to be a bundled transaction and the Company is not required to consider whether customers can use their handsets without the wireless service provided to them. EITF 00-21 requires the Company to account for the sales of handsets from the Company's retail stores and warehouse as separate units of accounting from the subsequent service to the customers. The Company recognizes activation fee revenue generated from its retail stores and warehouse as equipment revenue. In addition, the Company recognizes the portion of the activation fee costs related to the handsets sold from its retail stores at the time of sale. The Company applies the provisions of Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" and defers and amortizes activation fee revenue and costs generated by subscribers outside its retail stores.

        The Company recognizes service revenue, net of taxes, from its customers as they use the service. The Company recognizes a reduction of recorded revenue for billing adjustments, estimated uncollectible late payment fees and estimated uncollectible early cancellation fees.

        Roaming revenue includes roaming revenue when Sprint PCS customers and customers of other PCS Affiliates of Sprint use the Company's network, roaming revenue when non-Sprint PCS customers use the Company's network, and reseller revenue. Roaming revenue is recorded based on a per minute charge for voice and 2G data services and a per kilobyte charge for 3G data services.

        Equipment revenue, net of any rebates or discounts, includes the proceeds from sales of handsets and accessories sold through the Company's retail channel and to the Company's local third party distribution channel. Handset sales are recorded net of an allowance for sales returns. The allowance is estimated based on Sprint PCS's handset return policy that allows customers to return handsets for a full refund within 30 days of purchase. When handsets are returned, the Company may be able to resell the handsets to other customers at little additional cost. When handsets are returned to Sprint PCS for refurbishing, the Company is entitled to purchase replacement refurbished phones which it can purchase at a reduced price. As mentioned above, in accordance with EITF 00-21, equipment revenue also includes an allocation of the activation fee revenue as part of revenue arrangements with multiple deliverables.

        The Company participates in the Sprint PCS national and regional distribution programs in which national retailers, such as Radio Shack and Best Buy, sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint PCS for resale and receive compensation from Sprint PCS for products and services sold. For industry competitive reasons, Sprint PCS may subsidize the price of these handsets by selling the handsets at a price below cost or by offering equipment rebates. In many cases, the handset is sold to the customer above cost, but the cost to the customer is offset by rebates. Under the Sprint PCS agreements, when a national retailer sells a handset purchased from Sprint PCS to a subscriber in the Company's territory, the Company is to reimburse or receive from Sprint PCS the handset subsidy, net of rebates, which Sprint PCS originally incurred. The national retailers sell Sprint PCS wireless services under the Sprint PCS brands and trademarks. The Company does not receive any revenue from the sale of wireless handsets by national retailers. The Company classifies these Sprint PCS wireless handset subsidies and rebates as a selling and marketing expense when related to a new customer and as a cost of service when related to an existing customer.

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

  (l)    Advertising Costs

        The Company expenses advertising costs when the advertisement occurs. For the years ended December 31, 2008, 2007 and 2006, advertising expense was $14.7 million, $16.2 million and $17.8 million, respectively. Prepaid advertising expenses were not significant at December 31, 2008 and 2007.

  (m)    Stock-Based Compensation

        The Company measures the cost of employee and director services received in exchange for an award of equity-based securities using the fair value of the award on the date of the grant. The Company recognizes that cost over the period that the award recipient is required to provide service to the Company in exchange for the award (see Note 11).

  (n)    Comprehensive Loss

        Comprehensive loss includes net loss and the effective unrealized portion of the changes in the fair value of the Company's interest rate swap.

  (o)    Loss Per Share

        Basic and diluted loss per share for the Company are calculated by dividing the net loss by the weighted average number of shares of common stock of the Company. The calculations are made in accordance with SFAS No. 128, "Earnings Per Share." The basic and diluted loss per share are the same because the inclusion of the incremental potential common shares of common stock from any assumed exercise of stock options is antidilutive. Potential shares of common stock excluded from the loss per share computations for the years ended December 31, 2008, 2007 and 2006 were 1,397,947, 851,431 and 650,603, respectively.

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

  (r)    Concentration of Risk

        The Company relies on Sprint PCS to provide certain back-office functions such as billing and customer care, activation of new subscribers, handset logistics and technology development. Should Sprint PCS be unable to provide these services, the Company could be negatively impacted (see Note 3).

        The Company maintains cash and cash equivalents in accounts with a financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation.

        The Company's PCS network equipment is supplied solely by Nortel Networks. If Nortel Networks were to cease or delay supplying, repairing or supporting equipment or exert bargaining power over price, quality, warranty claims or other terms relating to its equipment, the Company could be negatively impacted. Nortel Networks filed for Chapter 11 bankruptcy protection in January 2009.

        Concentrations of credit risk with respect to accounts receivable are limited due to a large customer base. Initial credit evaluations of customers' financial condition are performed and security deposits are obtained for customers with a higher credit risk. The Company maintains an allowance for doubtful accounts for potential credit losses.

        No single customer amounted to 10% or more of total revenue for the years ended December 31, 2008, 2007 and 2006.

  (s)    New Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB released FASB Staff Position, (FSP) SFAS 157-2—Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 as it applies to financial assets and liabilities as of January 1, 2008. The Company does not anticipate that the implementation of SFAS 157, as it relates to non-financial assets and liabilities will have a material impact on its financial position, results of operations and cash flows. See Note 8 for further discussion of fair value measurements of financial instruments.

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

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about the Company's hedging activities. The Company is required to provide enhanced disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company's financial position, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after December 15, 2008, with comparative disclosures of earlier periods encouraged upon initial adoption. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.

(3)   Sprint Agreements

        Each of iPCS Wireless, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC has entered into affiliation agreements with Sprint. Under these agreements, which have been amended from time to time, most recently on March 3, 2008, Sprint provides the Company significant support services such as customer service, billing, long distance transport services, national network operations support, national pricing plans, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution, product development and supply of financial and operational data.

        The costs incurred by the Company for the support services provided by Sprint are determined on a per average monthly cash cost per user ("CCPU") rate and on a monthly cost per gross addition ("CPGA") rate. For 2006, the CCPU rate was $6.75 and the CPGA rate was $23.00 in iPCS Wireless's territory and $22.00 in the Horizon/Bright territories. For 2007, the CCPU rate was $7.50 and the CPGA rate was $20.00. For 2008, the CCPU rate is $6.50, subject to adjustment as described below, and the CPGA rate is $19.00.

        The CCPU rate in effect from 2008 through 2010 is to be reduced from the then current rate by $0.15 if the Company hits certain milestones with respect to its voluntary deployment of EV-DO Rev. A, a recent version of the further evolution of code division multiple access ("CDMA") high-speed data technology called Evolution Data Optimized ("EV-DO"). Specifically, the CCPU rates set forth above are reduced by $0.15 from the then current rate when the Company's EV-DO Rev. A deployment covers at least 6.0 million in population ("POPs"); by another $0.15 from the then current rate when the Company covers at least 7.0 million POPs; and by another $0.15 from the then current rate when the Company covers at least 9.0 million POPs. The Company's EV-DO Rev. A deployment exceeded 6.0 million POPs during June 2008 and exceeded 7.0 million POPs during July 2008. As a result, the CCPU rate was reduced to $6.35 starting July 1, 2008, was further reduced to $6.20 starting August 1, 2008 for the remainder of 2008, and will be further reduced to $5.85 and $5.55 for 2009 and 2010, respectively, subject to any further downward adjustments related to incremental EV-DO Rev. A coverage.

        The Company receives roaming revenue when subscribers of Sprint and other PCS Affiliates of Sprint incur minutes of use in the Company's territories, and the Company incurs expense payable to Sprint and to other PCS Affiliates of Sprint when Sprint PCS subscribers based in the Company's territory incur minutes of use in the territories of Sprint and other PCS Affiliates of Sprint. Prior to January 1, 2008, the Company settled voice and 2G data roaming as well as 3G data roaming separately with Sprint and the other PCS Affiliates of Sprint. Effective January 1, 2008, 3G data roaming is not settled separately with Sprint; however, the Company continues to settle 3G data roaming separately with the other PCS Affiliates of Sprint. For 2006, reciprocal roaming rates were $0.0580 per minute for voice and 2g data, excluding certain markets as described below, and $0.0020 per kilobyte for 3G data. For 2007, reciprocal roaming rates were $0.0403 per minute for voice and 2G data, excluding certain markets as described below, and $0.0010 per kilobyte for 3G data. For 2008, reciprocal roaming rates are $0.0400 per minute for voice and 2G data, excluding certain markets as described below, and $0.0003 per kilobyte for 3G data.

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

        Roaming expense is recorded in cost of service and roaming within the statements of operations. Cost of service and roaming transactions with Sprint include the 8% affiliation fee, long distance, roaming expense and Sprint's CCPU charges for support services. Cost of equipment relates to inventory sold by the Company that was purchased from Sprint under the Company's affiliation agreements with Sprint. Selling and marketing transactions relate to subsidized costs on wireless handsets and commissions under Sprint's national distribution program.

        For the years ended December 31, 2008, 2007 and 2006, approximately 97% of the Company's revenue was derived from data provided by Sprint. Of the Company's cost of service and roaming, 59%, 66% and 68% for the years ended December 31, 2008, 2007 and 2006, respectively, was derived from data provided by Sprint. The Company reviews all charges from Sprint and can dispute certain of these charges in cases where the Company does not receive enough supporting detail to validate the charges or it does not believe Sprint can charge the Company for certain expenses under the terms of the Sprint affiliation agreements. During the fourth quarter of 2008, the Company formally disputed various 2008 amounts which were actually or proposed to be charged or credited to the Company by Sprint, including amounts for customer credits, late fees and bad debt recoveries. Resolution with respect to certain of these matters totaling approximately $2.5 million is reflected in the Company's 2008 operating results. The remaining items, which were subject to a settlement reached on January 22, 2009, will result in a $4.3 million gain during the first quarter of 2009. The resolution of these disputes does not address the potential for disputes related to these items going forward or to other items, some of which the Company formally disputed in February 2009, including amounts for late fees and bad debt recoveries.

        Amounts relating to the Sprint affiliation agreements for the years ended December 31, 2008, 2007 and 2006 and as of December 31, 2008 and 2007 are as follows (in thousands):

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Amounts included in the Consolidated Statements of Operations:
Service revenue	$383,962	$358,154	$316,513

Roaming revenue	$127,234	$166,349	$161,848

Cost of service and roaming:
Roaming	$75,319	$103,781	$109,182
Customer service	54,651	59,012	45,031
Affiliation fees	30,096	28,106	24,788
Long distance and other	8,804	15,653	14,902

Total cost of service and roaming	$168,870	$206,552	$193,903

Cost of equipment	$55,968	$51,358	$41,707

Selling and marketing	$10,871	$15,769	$19,860

	December 31, 2008	December 31, 2007
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$25,623	$41,509
Payable to Sprint	41,067	49,205

(4)   Property and Equipment, Net

        Property and equipment, net consists of the following at December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
Network assets	$295,550	$232,874
Land	114	114
Building	1,566	1,566
Computer equipment	6,773	5,043
Furniture, fixtures and office equipment	9,744	8,086
Vehicles	2,540	2,167
Construction in progress	23,980	16,983

Total property and equipment	340,267	266,833
Less accumulated depreciation and amortization	(178,253)	(138,156)

Total property and equipment, net	$162,014	$128,677

        The following is a summary of property and equipment under capital leases included in the accompanying consolidated balance sheets as follows (in thousands):

	December 31, 2008	December 31, 2007
Network assets	$446	$446
Furniture, fixtures and office equipment	73	73
Vehicles	1,916	1,940
Less accumulated depreciation	(1,281)	(622)

Net	$1,154	$1,837

        The Company's decision to replace Motorola equipment in its Horizon markets with Nortel equipment resulted in accelerated depreciation due to the retirement of assets before the end of their estimated useful life. For the year ended December 31, 2006, the Company recorded $1.4 million of accelerated depreciation related to this replacement project.

        The Company currently has for sale its remaining Motorola equipment which was replaced with Nortel equipment. The Company classifies these assets as Assets held for sale. During the years ended December 31, 2008 and 2007, the Company recognized impairment charges of $2.2 million and $0.4 million, respectively, related to these assets to reduce the carrying value in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The impairment charges are included in depreciation and the reduction in carrying value records these assets at fair value less costs to sell in anticipation of their future sale.

(5)   Goodwill and Intangible Assets

        Goodwill, totaling $141.8 million, represents the excess of purchase price over the fair value of the net assets acquired, including identifiable intangible assets. In connection with the merger with Horizon PCS in 2005, the Company adjusted goodwill for final purchase accounting in 2006. Goodwill is not deductible for income taxes.

        Changes in the carrying value of goodwill are as follows (in thousands):

	December 31, 2008	December 31, 2007	December 31, 2006
Goodwill, beginning of period	$141,783	$141,783	$146,391
Adjustment to goodwill	—	—	(4,608)

Goodwill, end of period	$141,783	$141,783	$141,783

        Intangible assets represent the values assigned to the Company's customer base, the right to provide service under the Sprint affiliation agreements and an FCC license for a small market in Ohio.

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

        The Company recognized a $1.2 million impairment charge related to its FCC license in the year ended December 31, 2007 and such amount is included in Amortization of intangible assets. This FCC license is for sale, however, the Company believes the sale of this asset is unlikely within the next year.

        The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at December 31, 2008 and 2007 are as follows (in thousands):

	December 31, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license	—	$300	$—	$300
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(36,219)	90,302
Customer base	30 months	71,956	(71,956)	—

	117 months	$198,777	$(108,175)	$90,602

	December 31, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license	—	$300	$—	$300
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(27,044)	99,477
Customer base	30 months	71,956	(71,956)	—

	117 months	$198,777	$(99,000)	$99,777

        The amortization expense for the years ended December 31, 2008, 2007 and 2006 was $9.2 million, $30.4 million and $38.0 million, respectively. Aggregate amortization expense relative to intangible assets for the periods shown below will be as follows:

Year ended December 31,
2009	$9,176
2010	9,176
2011	9,176
2012	9,176
2013	9,176
Thereafter	44,422

Total	$90,302

(6)   Long-Term Debt and Capital Lease Obligations

        Long-term debt and capital lease obligations consist of the following at December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
First lien senior secured floating rate notes	$300,000	$300,000
Second lien senior secured floating rate notes	175,000	175,000
Capital lease obligations	438	468

Total long-term debt and capital lease obligations	475,438	475,468
Less: current maturities	(37)	(30)

Long-term debt and capital lease obligations, excluding current maturities	$475,401	$475,438

        At December 31, 2008, future minimum capital lease payments are as follows (in thousands):

Year	Capital Lease Obligations
2009	$89
2010	92
2011	95
2012	97
2013	101
Thereafter	234

Total minimum payments	708
Less: amount representing interest	(270)

Present value of minimum payments	438
Less: current maturities	(37)

Capital lease obligations, excluding current maturities	$401

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

        The indentures governing the Secured Notes contain covenants which restrict the Company's and its restricted subsidiaries' ability to incur additional indebtedness, merge, pay dividends, dispose of its assets, and certain other matters as defined in the indentures. At December 31, 2008, the Company was in compliance with these covenants.

        Interest on the First Lien Notes accrues at an annual rate equal to three-month LIBOR plus 2.125% and is payable quarterly in cash on February 1, May 1, August 1 and November 1 of each year. Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 3.25% and is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The Company may elect to pay interest on the Second Lien Notes entirely in cash or entirely by increasing the principal amount of the Second Lien Notes ("PIK Interest"). PIK Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 4.0%. Since issuance, the Company has paid all of its interest relating to the Second Lien Notes in cash. On March 2, 2009, the Company elected PIK Interest in relation to its August 1, 2009 interest payment on the Second Lien Notes. The Company has made no other decisions regarding the future use of PIK Interest. Three-month LIBOR for the Secured Notes resets on February 1, May 1, August 1 and November 1 of each year and was 3.19% on December 31, 2008. On February 2, 2009, three-month LIBOR for the Secured Notes was 1.17%.

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

  $125.0 Million 11 3/8% Senior Notes

        In connection with the merger with Horizon PCS in 2005, iPCS, Inc. assumed the obligations for the $125.0 million of 11 3/8% senior notes previously issued by Horizon PCS. The allocation of the purchase price resulted in an increase of the value of the 11 3/8% senior notes of approximately $14.7 million, which was recorded as long-term debt in the Consolidated Balance Sheet. This amount was to be amortized over the remaining life of the senior notes as a reduction to interest expense. For the years ended December 31, 2007 and 2006, the reduction to interest expense was approximately $0.6 million and $2.1 million, respectively. This amortization did not increase the principal amount due to the senior note holders or reduce the amount of interest owed to the senior note holders.

        With the proceeds of its Secured Notes offering in April 2007, the Company repurchased all of its outstanding 11 3/8% senior notes and reduced the unamortized balance of the fair value adjustment for the 11 3/8% senior notes to zero.

  Capital Lease Obligations

        Interest on capital lease obligations are all at fixed rates, which, on a weighted average basis, approximated 12.4% per annum at December 31, 2008.

(7)   Interest Rate Swap

        On July 20, 2007, the Company entered into an interest rate swap agreement for a notional amount of $300.0 million associated with the interest on the Company's First Lien Notes effective August 1, 2007 for a period of three years. Under this agreement, the Company receives interest at a floating rate of three-month LIBOR and pays interest at a fixed rate of 5.34%, resulting in an effective rate of 7.47% throughout the term of the swap. The interest rate swap has been designated as a cash flow hedge. The fair value of the interest rate swap is recorded in Stockholders' Deficiency under Accumulated other comprehensive loss, adjusted for nonperformance risk in accordance with SFAS 157 and net of applicable income taxes.

        As of December 31, 2008 and 2007, the fair value of the swap was approximately $16.6 million and $11.6 million, respectively, and is recorded on the Consolidated Balance Sheets as a long-term liability and in Accumulated other comprehensive loss. The change in fair value of the swap for the year ended December 31, 2008 was an increase to the liability of $5.0 million. The change in fair value of the swap for the year ended December 31, 2007 was $11.6 million. No component of the interest rate swap is excluded from the assessment of effectiveness and no ineffectiveness has been recognized on the swap since inception.

        The amount of loss recorded in Accumulated other comprehensive loss at December 31, 2008 that is expected to be reclassified to interest expense in the next twelve months if interest rates underlying the Company's fair value calculations remain unchanged is approximately $11.9 million.

(8)   Fair Value Measurements

        Fair value estimates and assumptions and methods used to estimate the fair value of the Company's financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" and SFAS No. 157, "Fair Value Measurements."

        SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain assets and liabilities at fair value, including certain of the Company's money market funds, commercial paper and interest rate swap.

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	December 31, 2008				December 31, 2007
	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets:
Money market funds(a)	$27,194	$—	$27,194	$—	$11,029
Commercial paper(a)	14,117	—	14,117	—	48,864

Total assets measured at fair value	$41,311	$—	$41,311	$—	$59,893

Liabilities:
Interest rate swap(b)	$16,621	$—	$16,621	$—	$11,607

Total liabilities measured at fair value	$16,621	$—	$16,621	$—	$11,607

(a)
The fair values of the Company's money market funds and commercial paper are based on third party estimates using recent trading activity and other relevant market information.

(b)
The fair values of the interest rate swap are derived from a discounted cash flow analysis based on the terms of the contract and observable market data, including adjustment for nonperformance risk.

        The following table presents the Company's assets measured at fair value on a non-recurring basis as of December 31, 2008 (in thousands):

	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Impairment Recognized
Assets held for sale(a)	$389	$—	$389	$—	$2,161

(a)
In accordance with SFAS 144, long-lived assets held for sale with a carrying amount of $2,680 were written down to their fair value of $389, resulting in a $2,161 impairment charge included in Depreciation for the year ended December 31, 2008 (see Note 4). The fair value of the assets held for sale is based on observable market data.

        The following table presents carrying value and estimated fair value of the Company's financial instruments that are carried at historical cost (in thousands):

	December 31, 2008		December 31, 2007
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
First lien senior secured floating rate notes(a)	$300,000	$211,500	$300,000	$282,750
Second lien senior secured floating rate notes(a)	175,000	105,875	175,000	163,625

(a)
The fair values of the Company's senior secured floating rate notes are based on third party estimates using recent trading activity and other relevant market information.

(9)   Income Taxes

        The income tax (expense) benefit for the period differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 35% as set forth below:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Three Months Ended December 31, 2006
U.S. Federal statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal tax benefit	5.00	5.00	5.00
State income taxes, based on gross receipts	(6.51)	—	—
Other permanent nondeductible items	(0.61)	(0.10)	(0.12)
Change in valuation allowance for deferred tax assets	(39.39)	(39.90)	(39.88)

Effective tax rate	(6.51)%	0.00%	0.00%

        The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2008	December 31, 2007
Deferred tax assets:
Accrued liabilities	$151	$3,541
Deferred transaction costs	—	357
Compensation expense	9,212	7,148
Net operating loss carryforwards	211,150	208,176
Allowance for bad debts	2,228	2,976
Accumulated other comprehensive loss	6,648	4,643
Other	6,471	9,639

Total gross deferred tax assets	235,860	236,480
Less valuation allowance	(206,348)	(205,540)

Deferred tax assets	29,512	30,940

Deferred tax liabilities—property, equipment and intangible assets	29,512	30,940

Net deferred tax assets	$—	$—

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the years ended December 31, 2008, 2007 and 2006, as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is considered more likely than not that these benefits will not be realized due to the Company's losses since inception.

        An "ownership change" (as defined in Internal Revenue Code Section 382 ("Section 382")) occurred with respect to the Company's stock issued under a plan of reorganization in 2004. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation's stock by more than 50 percentage points in the shorter of any three-year period or the period beginning the day after the day of the last ownership change. Section 382 will limit the Company's future ability to utilize any remaining net operating losses generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The Company's ability to utilize new net operating losses arising after the ownership change will not be affected.

        At December 31, 2008, the Company has net operating loss carryforwards for federal income tax purposes of approximately $527.9 million that will expire between 2021 and 2028. There are three components of the net operating losses: approximately $231.3 million related to the ownership change in connection with the Company's reorganization in July of 2004; approximately $197.3 million related to Horizon PCS net operating losses as of the date of merger; and approximately $99.3 million that have been generated since the Company's reorganization. The utilization of the $231.3 million net operating loss existing as of the Company's reorganization has an annual limitation of approximately $4.5 million. The utilization of the $197.3 million net operating loss carryforward of Horizon PCS is subject to two separate IRC Section 382 limitations, one as a result of Horizon PCS's ownership change on October 1, 2004 (emergence from bankruptcy) and the second based on Horizon PCS's merger with the Company in July of 2005. Net operating loss carryovers of approximately $189.3 million related to the first ownership change are limited to approximately $7.0 million per year. The remaining $8.0 million of pre-acquisition net operating losses increase the annual limitation to $10.0 million per year until such losses are utilized, after which the annual limitation decreases back to $7.0 million per year. The utilization of the $99.3 million net operating loss generated after the plan of reorganization is unrestricted.

        As a result of the built-in gain provisions of Section 382, the Company has the ability to realize net operating loss benefits beyond the annual limitation described above to the extent that built-in gains that existed at the date of ownership change are realized during the five year period subsequent to the ownership change date. To the extent that the built-in gains existing as of the ownership change dates are not realized by such five year periods, the Company will only be able to utilize the restricted net operating loss carryforwards based on the annual limitation provisions discussed above. The Company's change of ownership that occurred in July of 2004 will have its five year period under these built-in gain provisions expire in July of 2009. Horizon PCS's change of ownership that occurred in October of 2004 will have its five year period expire in October of 2009. The total built-in gain amounts related to the 2004 ownership change dates are approximately $83 million for July 2004 and approximately $83 million for October 2004. Additionally, Horizon PCS's change of ownership that occurred in July of 2005 will have its five year period expire in July of 2010. The incremental built-in gain related to this ownership change date is approximately $114 million. The Company expects to realize a majority of these built-in gains through the application of foregone amortization tax rules.

        On January 1, 2009, the Company will adopt FASB No. 141R (see Note 2). After adoption, benefits realized from net operating losses relating to both the Company's reorganization and the Company's merger with Horizon PCS, will be utilized to reduce income tax expense.

        The Company adopted the provisions of Financial Accounting Standards Board Interpretation 48 ("FIN 48") on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company has analyzed filing positions with the Internal Revenue Service and all state tax jurisdictions where it files income tax returns. The Company is subject to routine audits by these jurisdictions; however, the Company is currently not under any audits for any tax periods. Tax years for the year ended September 30, 2005, the period ended December 31, 2005, and the year ended December 31, 2006, and the year ended December 31, 2007 remain open and subject to examination for both federal and state returns.

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

(10) Employee Benefits

        The Company has established a 401(k) plan (the "Plan") in which substantially all employees may participate. The Plan allows eligible employees to contribute up to 50% of their eligible compensation up to the maximum amount allowed by law and provides that the Company will make matching contributions of 100% up to 4% of an employee's eligible compensation. In addition, the Company may make discretionary contributions to the Plan. Company contributions to the Plan were approximately $792,000, $722,000 and $568,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(11) Stock-Based Compensation

        The Company has two long-term incentive plans. The iPCS 2004 long-term incentive plan, as amended (the "iPCS Plan"), was approved by the Company's board of directors as provided by the Company's plan of reorganization. The Horizon PCS 2004 stock incentive plan, as amended (the "Horizon Plan"), was assumed by the Company in its merger with Horizon PCS, Inc. in 2005. Both plans have been approved by the Company's stockholders.

        iPCS Plan.    Under the iPCS Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards and cash incentive awards. The stock options awarded to date under the iPCS Plan have a ten-year term with vesting on a quarterly basis over four years for employees and quarterly over one year for directors. Restricted stock awards granted to date under the iPCS Plan vest on a quarterly basis over four years for employees, vest quarterly over one year for directors, and, with respect to the 2008 award of restricted stock to certain employees, vest entirely at the end of three years. The iPCS Plan provides for the accelerated vesting of awards in the event of a change in control (as defined in the iPCS Plan). On May 22, 2008, the Company's stockholders approved the Second Amended and Restated iPCS Plan, which included an increase of 600,000 in the number of shares available for issuance. Giving effect to this amendment, the total number of shares that may be awarded under the iPCS Plan is 2,692,630 shares of common stock, of which amount, 649,253 shares remain available for awards as of December 31, 2008.

        Horizon Plan.    Under the Horizon Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive or non-qualified stock options or stock appreciation rights. All of the stock options issued to date under the Horizon Plan have a ten-year life and vest equally in six-month increments over three years from the respective date of grant. The Horizon Plan provides for the accelerated vesting of awards in the event of a change in control (as defined in the Horizon Plan). The total number of shares that may be granted under the Horizon Plan is 558,602 shares of the Company's common stock, which equals the number of shares underlying awards previously made under the Horizon Plan.

        On May 2, 2007, in connection with the Company's special cash dividend (see Note 12), the Compensation Committee of the Board of Directors of the Company resolved that each stock option that is outstanding under the iPCS Plan and the Horizon Plan, on the trading day immediately preceding the trading day designated by the NASDAQ Stock Market as the ex-dividend date (the "Adjustment Date") shall be adjusted as follows effective as of the opening of business on the Adjustment Date:

  •
  The number of shares of stock then subject to each option shall be adjusted by dividing the number of shares of stock then subject to the option by the Adjustment Factor; and

  •
  The exercise price of each option shall be adjusted by multiplying the exercise price by the Adjustment Factor.

        The "Adjustment Factor" was 0.78282 which was equal to one minus the percentage reduction in the closing sale price of a share of stock on the Adjustment Date reported by the NASDAQ Stock Market at the regular hours closing price ("Closing Price") as compared to the Closing Price of a share of stock on the Adjustment Date minus $11.00. In addition, on the Adjustment Date, the number of shares under the iPCS Plan and the Horizon Plan was adjusted by dividing the number of shares of stock reserved for issuance by the Adjustment Factor; thereby increasing the number of shares reserved for issuance. The modification resulted in an additional 184,537 shares to 72 employees and directors who had options outstanding on the modification date. With this modification, the Company will record additional stock-based compensation expense of approximately $6.5 million, of which approximately $3.2 million was recorded as of the date of modification and the remainder is being recognized over the remaining vesting period for the options, subject to reduction for forfeitures. An additional $1.1 million and $1.5 million of compensation expense related to the modification was recorded in the years ended December 31, 2008 and 2007, respectively, with the quarterly vesting of stock options. As of December 31, 2008, approximately $0.5 million of additional stock-based compensation expense related to this modification remains to be recognized over the remaining vesting period of the options.

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

        During the years ended December 31, 2008 and 2007, the Company awarded 708,500 stock options and 312,550 stock options, respectively, to employees and the Board of Directors with exercise prices equal to the fair market value on the date of grants. The fair value of each grant is estimated at the grant date using the Black Scholes option pricing method. The table below outlines the assumptions used for the options granted during the years ended December 31, 2008 and 2007:

	For the Year Ended December 31, 2008		For the Year Ended December 31, 2007
	Range	Weighted Average	Range	Weighted Average
Risk free interest rate	2.62%-4.17%	3.30%	3.63%-5.06%	4.54%
Volatility		38.00%		39.93%
Dividend yield		0.00%		0.00%
Expected life in years		5.96		5.93
Fair value price		$10.28		$19.89

        The risk-free interest rate was determined using the then implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options. The expected volatility assumption used in the Black-Scholes option pricing models was based on the historical volatility of peer companies as adjusted for the Company's volatility since its existence as a publicly traded company in 2004. With the exception of the $11.00 special cash dividend paid in 2007 which was considered a return of capital, the Company does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. The Company uses the simplified method for calculating the expected life for stock options in place of using historical exercise data. The Company's stock has been publicly traded since August 2004 and the Company cannot provide a reasonable basis upon which to estimate the expected term of options granted. Additionally, the types of employees that received stock option grants have varied during this same period and also cannot provide a reasonable basis upon which to estimate the expected term of options granted.

        The Company did not award any stock options during the year ended December 31, 2006.

        The following is a summary of activity for the year ended December 31, 2008 related to the Company's stock options granted under its long-term incentive plans:

	Number of Options	Weighted-Average Exercise Price
Options outstanding as of December 31, 2007	851,431	$22.01
Granted	708,500	24.50
Exercised	(37,823)	15.38
Forfeited	(120,133)	28.98
Expired	(4,028)	40.15

Options outstanding as of December 31, 2008	1,397,947	$22.80

Exercisable December 31, 2008	820,777	$19.85

        The following table shows stock-based compensation expense by type of share-based award for the years ended December 31, 2008, 2007 and 2006 included in the consolidated statements of operations (in thousands):

	For the Year ended December 31, 2008	For the Year ended December 31, 2007	For the Year ended December 31, 2006
Restricted stock	$1,037	$883	$99
Amortization of deferred compensation of stock option awards	—	265	359
Fair value expense of stock option awards	3,742	3,406	2,038
Fair value expense of stock option modifications	—	643	—
Fair value expense of stock option modifications related to special cash dividend	1,057	4,717	—

Total stock-based compensation	$5,836	$9,914	$2,496

        The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and the fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of December 31, 2008:

	Total Remaining Unrecognized Compensation Cost (in millions)	Weighted Average Remaining Required Service Period (in years)
Restricted stock	$1.9	2.14
Fair value expense of stock option awards	7.3	2.77

        Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	For the Year ended December 31, 2008	For the Year ended December 31, 2007	For the Year ended December 31, 2006
Cost of service and roaming	$512	$640	$123
Sales and marketing	671	1,339	524
General and administrative	4,653	7,935	1,849

Total stock-based compensation	$5,836	$9,914	$2,496

        The following is a summary of options outstanding and exercisable at December 31, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$8.04	348,671	5.55	$8.04		348,671	5.55	$8.04
$14.80-$20.15	158,140	7.94	17.51		78,452	6.20	16.12
$25.29-$33.49	669,446	8.86	26.19		255,821	8.63	26.49
$38.19-$41.18	221,690	8.18	39.54		137,833	8.18	39.53

	1,397,947	7.82	$22.80	$—	820,777	7.01	$19.85	$—

        At December 31, 2008, the number of stock options vested or expected to vest was 1,388,915. For these stock options, the weighted average remaining contractual life in years, the weighted average exercise price and the aggregate intrinsic value was 7.82 years, $22.77 and $0.0 million, respectively.

        The total fair value of stock options vested in the years ended December 31, 2008, 2007 and 2006 was $4.8 million, $6.5 million and $2.1 million, respectively. The intrinsic value of stock options exercised in the years ended December 31, 2008, 2007 and 2006 was $0.5 million, $7.9 million and $3.3 million, respectively.

        The following is a summary of activity for the year-ended December 31, 2008 related to the Company's restricted shares granted under its long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at December 31, 2007	62,836	$43.47
Granted	21,705	24.82
Vested	(20,640)	41.94
Forfeited	(7,367)	47.61

Restricted shares at December 31, 2008	56,534	$36.32

        The iPCS Plan permits, at the employee's option, the surrendering of common shares to satisfy certain tax withholding obligations in connection with vesting of restricted stock. The surrendered shares are not available for future grant under the iPCS Plan.

(12) Special Cash Dividend

        On April 26, 2007, the Board of Directors declared a special cash dividend of $11.00 per share, approximately $187.0 million in the aggregate, payable to all holders of record of the Company's common stock on May 8, 2007. Of this amount, approximately $186.5 million was paid on May 16, 2007. The remaining unpaid dividends relate to restricted stock awards and are being paid out starting in July 2007 as these awards vest. During the year ended December 31, 2008, approximately $0.1 million of these unpaid dividends were forfeited in connection with the forfeiture of restricted stock. As of December 31, 2008, approximately $0.3 million of this dividend remains to be paid.

(13) Comprehensive Loss

        Comprehensive loss, which includes all changes in the Company's equity during the period except transactions with stockholders, consisted of the following for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	December 31, 2008	December 31, 2007	December 31, 2006
Net loss	$(9,810)	$(69,331)	$(46,039)
Unrealized loss on interest rate swap
Hedge loss(a)	(11,644)	(11,816)	—
Reclassification of realized loss into net loss(a)	6,630	209	—

Net unrealized loss	(5,014)	(11,607)	—

Comprehensive loss	$(14,824)	$(80,938)	$(46,039)

(a)
No net benefit for income tax has been recorded for the years ended December 31, 2008, 2007 and 2006, as the deferred asset generated, primarily from the temporary differences relating to the Company's net operating loss, was offset by a valuation allowance because it is considered more likely than not that these benefits will not be recognized due to the Company's losses since inception.

(14) Commitments and Contingencies

  (a)
  Operating Leases

        The Company is obligated under non-cancelable operating lease agreements for offices, stores, network operating space and cell sites. These leases typically provide for automatic renewal options and escalation terms that are either fixed or tied to the Consumer Price Index. At December 31, 2008, the future minimum annual lease payments under these agreements are as follows (in thousands):

December 31,
2009	$41,785
2010	33,945
2011	20,567
2012	10,908
2013	5,707
Thereafter	3,102

Total	$116,014

        Rent expense was approximately $40.5 million, $37.9 million and $35.2 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

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

  (c)
  Litigation, Arbitration and Other Disputes

        Sprint/Nextel Merger Litigation.    On July 15, 2005, the Company's wholly owned subsidiary, iPCS Wireless, Inc., filed a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois (the "Circuit Court"). The complaint alleged, among other things, that Sprint's conduct following the consummation of the merger between Sprint and Nextel would breach Sprint's exclusivity obligations to iPCS Wireless under its affiliation agreements with Sprint PCS. On August 14, 2006, the Circuit Court issued its decision and on September 20, 2006, the Circuit Court issued a final order effecting its decision. The final order provided that:

  •
  Within 180 days of the date of the final order, Sprint and those acting in concert with it must cease owning, operating, and managing the Nextel wireless network in iPCS Wireless's territory.

  •
  Sprint shall continue to comply with all terms and conditions of the Forbearance Agreement between iPCS Wireless and Sprint setting forth certain limitations on Sprint's operations post-merger with Nextel.

        On September 28, 2006, Sprint appealed the ruling to the Appellate Court of Illinois, First Judicial District (the "Appellate Court"), and, at Sprint's request, the Circuit Court's ruling was stayed by the Appellate Court pending the appeal. On March 31, 2008, the Appellate Court unanimously affirmed the 2006 Circuit Court decision. On May 5, 2008, Sprint filed a petition for leave to appeal with the Supreme Court of Illinois. On September 24, 2008, the Supreme Court of Illinois (the "Supreme Court") denied Sprint's petition for leave to appeal the Appellate Court's decision.

        On Sprint's motion for reconsideration, the Supreme Court again denied Sprint's petition for leave to appeal on November 12, 2008. The Supreme Court directed the Circuit Court to modify its order of September 20, 2006, in the following manner:

  •
  To grant Sprint 360 days to comply with the Circuit Court's order to cease owning, operating, and managing the Nextel wireless network in iPCS Wireless's territory.

  •
  To permit Sprint to seek an extension of the 360-day period upon a showing of good cause, with due consideration given to the hardship(s) imposed on iPCS Wireless by the requested extension.

        On January 30, 2009, the Circuit Court entered its final order, as directed by the Supreme Court, providing that:

  •
  Sprint, and those acting in concert with it, must cease owning, operating and managing the Nextel wireless network in iPCS Wireless, Inc.'s service area.

  •
  Sprint has until January 25, 2010 (360 days from the date of the Court's order) to comply with the order Sprint may seek an extension of such deadline upon a showing of good cause, giving due consideration to the hardships that would be imposed on iPCS Wireless if such extension were granted.

  •
  Sprint must continue to comply with all terms and conditions of the Forbearance Agreement between iPCS Wireless and Sprint.

        On September 22, 2008, Sprint also filed a petition with the Circuit Court seeking to vacate that Court's original order. On January 20, 2009, the Circuit Court denied Sprint's petition with prejudice. On February 18, 2009, Sprint appealed the decision of the Circuit Court relating to its denial of Sprint's petition to vacate to the Appellate Court. The appeal process is ongoing.

        Sprint/Clearwire Transaction Litigation.    On May 7, 2008, Sprint announced a transaction among itself, Clearwire Corporation, and certain other parties (the "Sprint-Clearwire Transaction") to form a new competing network ("New Clearwire"), pursuant to which transaction Sprint transferred its next generation of wireless technology ("4G") to the New Clearwire. The same day, Sprint filed a complaint for declaratory judgment against iPCS and certain of its subsidiaries, iPCS Wireless, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC (collectively, the "iPCS Subsidiaries") in the Court of Chancery of the State of Delaware (the "Delaware Chancery Court"). In that lawsuit, Sprint sought a declaration that the Sprint-Clearwire Transaction would not constitute a breach of the Sprint affiliation agreements it has with the iPCS Subsidiaries.

        On May 12, 2008, the iPCS Subsidiaries filed a lawsuit against Sprint and certain of its affiliates in the Circuit Court, seeking declaratory and injunctive relief with respect to the Sprint-Clearwire Transaction. In that case, the iPCS Subsidiaries are seeking a declaration that the Sprint-Clearwire Transaction constitutes a breach of Sprint's affiliation agreements it has with those subsidiaries, and also sought an injunction barring Sprint from closing on the Sprint-Clearwire Transaction until it complied with the affiliation agreements.

        On July 14, 2008, the Delaware Chancery Court granted the motion to dismiss filed by our Bright and Horizon subsidiaries and dismissed them from the Delaware litigation. Pursuant to a motion filed by iPCS and iPCS Wireless, on October 8, 2008, the Delaware Chancery Court stayed all remaining Delaware litigation in favor of the lawsuit brought in Illinois by the iPCS Subsidiaries.

        On November 3, 2008, the iPCS Subsidiaries filed a motion for preliminary injunction in the Circuit Court seeking to prevent Sprint from consummating the Sprint-Clearwire Transaction until such time that the Circuit Court could rule on the merits of the underlying litigation brought by the iPCS Subsidiaries against Sprint. On November 17, 2008, the iPCS Subsidiaries, Sprint, and New Clearwire, reached a stipulation pursuant to which the iPCS Subsidiaries withdrew their motion for preliminary injunction without prejudice, and the Sprint-Clearwire Transaction closed on November 28, 2008. In connection with the withdrawal of the motion by the iPCS Subsidiaries: (i) New Clearwire stipulated that it did not presently intend to commercially launch its 4G network, sell products or services, or promote products or services that are available for sale in any part of the iPCS Subsidiaries' territories prior to July 1, 2009, (ii) New Clearwire stipulated that it would give the iPCS Subsidiaries at least 60 days advance written notice before any commercial launch of its 4G network, sale of products or services or promotion of products or services that are offered for sale in any part of the iPCS Subsidiaries service areas if it plans to do so before entry of a final and appealable judgment by the Circuit Court in the underlying action by the iPCS Subsidiaries against Sprint, and (iii) New Clearwire and Sprint stipulated that neither of them nor any of their controlled affiliates would raise the fact that the Sprint-Clearwire Transaction had closed as a basis for opposing any remedy proposed by the iPCS Subsidiaries or granted by the Circuit Court.

        On December 30, 2008, the Circuit Court issued a decision on a motion for partial summary judgment filed by iPCS Wireless based on the 2006 decision in the Illinois Sprint/Nextel Merger Litigation. The Circuit Court specifically recognized that pursuant to the 2006 decision, Sprint and those acting in concert with it cannot compete against iPCS Wireless in its exclusive service area, regardless of the radio frequency that they use to compete. The Circuit Court held that Sprint cannot relitigate the issue of whether Sprint and those acting in concert with it may compete with iPCS Wireless in its service area by using a frequency other than 1900 MHz. The Circuit Court granted in part iPCS Wireless's motion for partial summary judgment with respect to these two issues and entered judgment thereon but stayed enforcement of the judgment pending a ruling on Sprint's petition to vacate the original judgment in the Illinois Sprint/Nextel Merger Litigation, which petition to vacate was then dismissed with prejudice on January 20, 2009. The Circuit Court also found in its December 30, 2008 ruling that material issues of fact remained and would be decided at trial including, but not limited to, whether New Clearwire is a "related party," whether Sprint controls New Clearwire, whether the protections of exclusivity extend beyond the situation in which Sprint acts through a related party, and the question of who constitutes "those acting in concert" with Sprint.

        On January 9, 2009, the Circuit Court denied Sprint's motion for partial summary judgment against Bright and Horizon. In that motion, Sprint sought to bar Bright and Horizon from litigating the issue of whether Sprint could compete with Horizon and Bright outside the 1900 MHz spectrum range, based on a 2006 decision by the Delaware Chancery Court. The Circuit Court denied Sprint's motion for partial summary judgment against Bright and Horizon and found that the Delaware Chancery Court did not actually decide that issue.

        On January 30, 2009, the iPCS Subsidiaries amended their original complaint against Sprint. Under the amended complaint, the iPCS Subsidiaries included, among other things, a claim that Sprint is improperly withholding advanced technologies from the iPCS Subsidiaries and diverting those technologies to their competitor in violation of the affiliation agreements. The amended complaint also seeks monetary relief. On February 27, 2009, Sprint, in its response to the amended complaint, asserted several counterclaims that essentially seek declaratory relief that the Clearwire transaction does not violate the affiliation agreements. Discovery is ongoing.

        The Company presently cannot determine the ultimate resolution of the matters described above. The results of litigation are inherently uncertain and, while the Company believes that it has meritorious claims in the matters described above, material adverse outcomes are possible.

        In addition to the foregoing, from time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. The Company is not currently a party to any such legal proceedings, the adverse outcome to which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

(15) Consolidating Financial Information

        The Secured Notes are fully, unconditionally and joint and severally guaranteed by the Company's domestic restricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., Bright PCS Holdings, Inc. and Bright Personal Communications Services, LLC, which are 100% owned subsidiaries of iPCS, Inc (see Note 6). The following consolidating financial information for iPCS, Inc. as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 is presented for iPCS, Inc. and the Company's guarantor subsidiaries (in thousands):

Condensed Consolidating Balance Sheet

As of December 31, 2008

	iPCS, Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$55,940	$—	$55,940
Other current assets	527,109	339,009	(789,496)	76,622

Total current assets	527,109	394,949	(789,496)	132,562
Property and equipment, net	—	162,014	—	162,014
Intangible assets, net	—	232,385	—	232,385
Other noncurrent assets	6,419	4,232	—	10,651
Investment in subsidiaries	178,803	—	(178,803)	—

Total assets	$712,331	$793,580	$(968,299)	$537,612

Current liabilities	$268,791	$604,126	$(789,496)	$83,421
Long-term debt	475,000	401	—	475,401
Other long-term liabilities	16,738	10,250	—	26,988

Total liabilities	760,529	614,777	(789,496)	585,810

Stockholders' equity (deficiency)	(48,198)	178,803	(178,803)	(48,198)

Total liabilities and stockholders' equity (deficiency)	$712,331	$793,580	$(968,299)	$537,612

 Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

	iPCS, Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$525,517	$—	$525,517
Cost of revenue	—	342,350	—	342,350
Selling and marketing	—	71,080	—	71,080
General and administrative	2,565	33,389	—	35,954
Depreciation and amortization	—	52,757	—	52,757
Loss on disposal of property and equipment, net	—	450	—	450

Total operating expenses	2,565	500,026	—	502,591
Other, net	—	(32,136)	—	(32,136)
Loss in subsidiaries	(7,245)	—	7,245	—

Loss before provision for income tax	(9,810)	(6,645)	7,245	(9,210)
Provision for income tax	—	600	—	600

Net loss	$(9,810)	$(7,245)	$7,245	$(9,810)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

	iPCS, Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$(418)	$52,682	$—	$52,264
Investing activities	—	(74,311)	—	(74,311)
Financing activities	418	(30)	—	388

Net decrease in cash and cash equivalents	—	(21,659)	—	(21,659)
Cash and cash equivalents at beginning of year	—	77,599	—	77,599

Cash and cash equivalents at end of year	$—	$55,940	$—	$55,940

 Condensed Consolidating Balance Sheet

As of December 31, 2007

	iPCS, Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$77,599	$—	$77,599
Other current assets	484,914	310,653	(709,454)	86,113

Total current assets	484,914	388,252	(709,454)	163,712
Property and equipment, net	—	128,677	—	128,677
Intangible assets, net	—	241,560	—	241,560
Other noncurrent assets	7,794	5,081	—	12,875
Investment in subsidiaries	186,048	—	(186,048)	—

Total assets	$678,756	$763,570	$(895,502)	$546,824

Current liabilities	$231,657	$565,351	$(709,454)	$87,554
Long-term debt	475,000	438	—	475,438
Other long-term liabilities	11,933	11,733	—	23,666

Total liabilities	718,590	577,522	(709,454)	586,658

Stockholders' equity (deficiency)	(39,834)	186,048	(186,048)	(39,834)

Total liabilities and stockholders' equity (deficiency)	$678,756	$763,570	$(895,502)	$546,824

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007

	iPCS, Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$538,086	$—	$538,086
Cost of revenue	—	364,987	—	364,987
Selling and marketing	—	75,626	—	75,626
General and administrative	2,443	24,472	—	26,915
Depreciation and amortization	—	77,673	—	77,673
Loss on disposal of property and equipment, net	—	151	—	151

Total operating expenses	2,443	542,909	—	545,352
Other, net	—	(62,065)	—	(62,065)
Loss in subsidiaries	(66,888)	—	66,888	—

Loss before provision for income tax	(69,331)	(66,888)	66,888	(69,331)
Provision for income tax	—	—	—	—

Net loss	$(69,331)	$(66,888)	$66,888	$(69,331)

 Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

	iPCS, Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$(100,028)	$136,357	$—	$36,329
Investing activities	—	(38,815)	—	(38,815)
Financing activities	100,028	(140,442)	—	(40,414)

Net decrease in cash and cash equivalents	—	(42,900)	—	(42,900)
Cash and cash equivalents at beginning of year	—	120,499	—	120,499

Cash and cash equivalents at end of year	$—	$77,599	$—	$77,599

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2006

	iPCS, Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$492,422	$—	$492,422
Cost of revenue	—	327,686	—	327,686
Selling and marketing	—	74,293	—	74,293
General and administrative	2,219	18,725	—	20,944
Depreciation and amortization	—	88,480	—	88,480
Loss on disposal of property and equipment, net	—	574	—	574

Total operating expenses	2,219	509,758	—	511,977
Other, net	(19,873)	(6,611)	—	(26,484)
Loss in subsidiaries	(23,947)	—	23,947	—

Loss before provision for income tax	(46,039)	(23,947)	23,947	(46,039)
Provision for income tax	—	—	—	—

Net loss	$(46,039)	$(23,947)	$23,947	$(46,039)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

	iPCS, Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$—	$47,281	$—	$47,281
Investing activities	—	(40,331)	—	(40,331)
Financing activities	—	2,712	—	2,712

Net increase in cash and cash equivalents	—	9,662	—	9,662
Cash and cash equivalents at beginning of year	—	110,837	—	110,837

Cash and cash equivalents at end of year	$—	$120,499	$—	$120,499

(16) Valuation and Qualifying Accounts (in thousands):

	Balance at Beginning of Period	Costs and Expenses	Other(a)	Write-Offs	Balance at End of Period
For the Year ended December 31, 2008 Allowance for doubtful accounts	$9,635	$18,040	$14,011	$(33,561)	$8,125

For the Year ended December 31, 2007 Allowance for doubtful accounts	$6,663	$18,994	$17,446	$(33,468)	$9,635

For the Year ended December 31, 2006 Allowance for doubtful accounts	$3,650	$10,893	$12,290	$(20,170)	$6,663

(a)
Other consists of increases to the allowance for doubtful accounts recorded as a reduction of revenue.

(17) Quarterly Results of Operations (Unaudited) (In thousands, except per share data):

	Quarter
	1st	2nd	3rd	4th
Year Ended December 31, 2008
Total revenue	$125,658	$129,371	$132,057	$138,431
Operating income	6,899	7,501	555	7,971
Net loss	(1,606)	(646)	(7,494)	(64)
Basic and diluted net loss per share	(0.09)	(0.04)	(0.44)	(0.00)
Year Ended December 31, 2007
Total revenue	$120,853	$133,233	$142,077	$141,923
Operating income (loss)	(12,733)	(5,685)	6,566	4,586
Net loss	(19,143)	(43,644)	(2,404)	(4,140)
Basic and diluted net loss per share	(1.13)	(2.58)	(0.14)	(0.24)

(18) Subsequent Events

        In January, 2009, the Company's Board of Directors authorized it to repurchase up to $15.0 million of its common stock in a share repurchase program during the 12-month period beginning on the date of authorization. The Company may purchase shares from time to time in open market or privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The share repurchase program does not require the Company to repurchase any specific number of shares and may be discontinued at any time.

        On March 2, 2009, the Company elected to pay its August 1, 2009 interest payment in relation to its Second Lien Notes entirely by increasing the principal amount of the outstanding Second Lien Notes (see Note 6). The Company has made no other decisions regarding future use of PIK Interest.

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

Exhibit Number	Description
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

10.1**

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

10.7**

Sprint PCS Services Agreement dated as of January 22, 1999 by and between Sprint Spectrum, L.P. and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) (Incorporated by reference to Exhibits 10.2 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)

10.8**

Sprint Trademark and Service Mark License Agreement dated as of January 22, 1999 between Sprint Communications Company, L.L.C. and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) (Incorporated by reference to Exhibit 10.3 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)

Exhibit Number	Description
10.9**

Sprint Spectrum Trademark and Service Mark License Agreement dated as of January 22, 1999 between Sprint Spectrum L.P. and Illinois PCS, L.L.C. (predecessor of iPCS Wireless, Inc.) (Incorporated by reference to Exhibit 10.4 to the Form S-4 filed by iPCS, Inc. on December 1, 2000)

10.10**

Sprint PCS Management Agreement, dated June 8, 1998, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc. (includes Addenda I, II and III) (Incorporated by reference to Exhibit 10.3 to the Form S-4 filed by Horizon PCS, Inc. on December 15, 2000)

10.11**

Addendum IV to Sprint PCS Management Agreement, dated as of March 16, 2005, by and between Sprint Spectrum L.P., Sprint Communications Company, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.7.1 to the registrations statement on Form S-4 filed by Horizon PCS, Inc. on March 17, 2005)

10.12**

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

10.16**

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

10.19**

Sprint PCS Management Agreement, dated as of October 13, 1999, by and between Sprint Spectrum, L.P., SprintCom, Inc., Wirelessco, L.P. and Bright Personal Communications Services, LLC (includes Addenda I, II and III) (Incorporated by reference to Exhibit 10.7 to the Form S-4 filed by Horizon PCS, Inc. on December 15, 2000)

Exhibit Number	Description
10.20

Addendum IV to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of March 16, 2005, by and between Sprint Spectrum L.P., Sprint Communications Company, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.7.1 to the Form S-4 filed by Horizon PCS, Inc. on March 17, 2005)

10.21**

Sprint PCS Services Agreement, dated as of October 13, 1999, by and between Sprint Spectrum, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.8 to the Form S-4 filed by Horizon PCS, Inc. on December 15, 2000)

10.22

Sprint Trademark and Service Mark License Agreement, dated as of October 13, 1999, by and between Sprint Communications Company, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.9 to the Form S-4 filed by Horizon PCS, Inc. on December 15, 2000)

10.23

Sprint Spectrum Trademark and Service Mark License Agreement, dated as of October 13, 1999, between Sprint Spectrum, L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.10 to the Form S-4 filed by Horizon PCS, Inc. on December 15, 2000)

10.24

Master Lease Agreement, dated as of August 31, 2000, between iPCS Wireless, Inc. and Trinity Wireless Towers, Inc. (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed by iPCS, Inc. on March 29, 2001)

10.25

Master Tower Space Reservation and License Agreement, dated as of July 20, 2002, by and between American Towers, L.P., American Towers, Inc. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.10 to the Form S-4 filed by iPCS, Inc. on August 5, 2004)

10.26

First Amendment to Master Tower Space Reservation and License Agreement, dated as of March 20, 2007, by and between American Towers, L.P., American Towers, Inc., iPCS Wireless, Inc. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by iPCS, Inc. on March 7, 2008)

10.27**

Master Site Agreement, dated as of July 1999, by and between SBA Towers, Inc. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.27 to the Form S-4 filed by Horizon PCS on December 15, 2000)

10.28**

Master Site Agreement, dated as of October 1, 1999, by and between SBA Towers, Inc. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.29 to the Form S-4 filed by Horizon PCS, Inc. on December 15, 2000)

10.29†	iPCS, Inc. Second Amended and Restated 2004 Long-Term Incentive Plan, (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by iPCS, Inc. on May 23, 2008)
10.30†	Horizon PCS, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by iPCS, Inc. on September 28, 2006)
10.31†	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.17 to the Form S-4 filed by iPCS, Inc. on August 5, 2004)
10.32†	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to the Form S-4 filed by iPCS, Inc. on August 5, 2004)
10.33†	Form of Director Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.19 to the Form S-4 filed by iPCS, Inc. on August 5, 2004)

Exhibit Number	Description
10.34†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Employing Stockholder version) (Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by iPCS, Inc. on February 2, 2005)

10.35†

Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the Horizon PCS, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by Horizon PCS, Inc. on March 31, 2005)

10.36†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.21 to the Form S-1 filed by iPCS, Inc. on October 5, 2004)
10.37†	Form of Restricted Stock Award (Three-year vesting schedule)
10.38†	Timothy M. Yager's Amended and Restated Stock Unit Agreement, dated as of January 27, 2005 (Incorporated by reference to Exhibit 99.3 to the Form 8-K filed by iPCS, Inc. on February 2, 2005)
10.39†

Amended and Restated Employment Agreement between Timothy M. Yager and iPCS Wireless, Inc., dated as of December 26, 2008 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by iPCS, Inc. on December 30, 2008)

10.40†

Amended and Restated Employment Agreement between Stebbins B. Chandor, Jr. and iPCS Wireless, Inc., dated as of December 26, 2008 (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by iPCS, Inc. on December 30, 2008)

10.41†

Amended and Restated Employment Agreement between Conrad J. Hunter and iPCS Wireless, Inc., dated as of December 26, 2008 (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed by iPCS, Inc. on December 30, 2008)

10.42†

Amended and Restated Employment Agreement between John J. Peterman and iPCS Wireless, Inc., dated as of December 26, 2008 (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed by iPCS, Inc. on December 30, 2008)

10.43†	Summary of iPCS, Inc. Board Compensation (Incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed by iPCS, Inc. on March 7, 2008)
10.44

Addendum X to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 3, 2008, among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed by iPCS, Inc. on March 7, 2008)

10.45

Addendum IX to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 3, 2008, among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., PhillieCo, L.P., APC PCS, LLC, Sprint Communications Company L.P. and Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K filed by iPCS, Inc. on March 7, 2008)

10.46

Addendum V to Sprint PCS Management Agreement and Services Agreement, dated March 3, 2008, among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P. and Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed by iPCS, Inc. on March 7, 2008)

Exhibit Number	Description
10.47

Limited Waiver and Consent Agreement, dated March 3, 2008, by and between Sprint Nextel Corporation, Sprint Spectrum L.P., WirelessCo L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P., Sprint PCS License, L.L.C., iPCS Wireless, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, L.L.C. (Incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed by iPCS, Inc. on March 7, 2008)

21.1*	Subsidiaries of iPCS, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

**
Confidential treatment has been granted on portions of these documents.

†
Indicates management contract or compensatory arrangement.

QuickLinks

FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
REGULATORY ENVIRONMENT
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
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet As of December 31, 2008
Condensed Consolidating Statement of Operations For the Year Ended December 31, 2008
Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2008
Condensed Consolidating Balance Sheet As of December 31, 2007
Condensed Consolidating Statement of Operations For the Year Ended December 31, 2007
Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2007
Condensed Consolidating Statement of Operations For the Year Ended December 31, 2006
Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2006