Form 10-Q
period 2009-03-31
iPCS, INC
filed 2009-05-11
CIK 1108727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Yes ☒ No ☐

As of May 6, 2009, there were 16,983,269 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008 (a)

Assets
Current Assets:
Cash and cash equivalents	$70,696	$55,940
Accounts receivable, net of allowance for doubtful accounts of $7,808 and $8,125, respectively	38,356	37,859
Receivable from Sprint (Note 3)	27,509	25,623
Inventories, net	5,412	5,465
Assets held for sale	389	389
Prepaid expenses	6,769	7,223
Other current assets	83	63
Total current assets	149,214	132,562
Property and equipment, net (Note 4)	156,418	162,014
Financing costs, net	6,075	6,419
Deferred customer activation costs	3,554	3,816
Intangible assets, net (Note 5)	88,308	90,602
Goodwill (Note 5)	141,783	141,783
Other assets	418	416
Total assets	$545,770	$537,612

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$4,833	$5,051
Accrued expenses	17,504	18,337
Payable to Sprint (Note 3)	45,536	41,067
Deferred revenue	14,129	13,410
Accrued interest	4,856	5,519
Current maturities of long-term debt and capital lease obligations (Note 6)	39	37
Total current liabilities	86,897	83,421
Deferred customer activation fee revenue	3,554	3,816
Interest rate swap (Note 7)	15,459	16,621
Other long-term liabilities	6,239	6,551
Long-term debt and capital lease obligations, excluding current maturities (Note 6)	475,392	475,401
Total liabilities	587,541	585,810

Commitments and contingencies (Note 15)

Stockholders’ Deficiency:
Preferred stock, par value $.01 per share; 25,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 17,264,052 and 17,163,221 shares issued, respectively	173	172
Additional paid-in-capital	168,645	167,531
Accumulated deficiency	(193,508)	(199,280)
Accumulated other comprehensive loss (Note 12)	(15,459)	(16,621)
Treasury stock, at cost; 167,163 and 0 shares, respectively (Note 13)	(1,622)	—
Total stockholders’ deficiency	(41,771)	(48,198)
Total liabilities and stockholders’ deficiency	$545,770	$537,612

(a)             Derived from the Company’s audited financial statements as of December 31, 2008.

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except share data)

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Revenue:
Service revenue	$103,981	$92,099
Roaming revenue	27,620	30,144
Equipment and other	4,563	3,415
Total revenue	136,164	125,658
Operating Expense:
Cost of service and roaming	72,150	68,184
Cost of equipment	16,212	11,663
Selling and marketing	16,650	17,859
General and administrative	8,881	7,088
Gain on Sprint settlement (Note 3)	(4,273)	—
Depreciation	10,286	11,661
Amortization of intangible assets (Note 5)	2,294	2,294
Loss on disposal of property and equipment, net	99	10
Total operating expense	122,299	118,759
Operating income	13,865	6,899
Interest income	86	720
Interest expense	(8,034)	(8,915)
Other income, net	5	15
Income (loss) before provision for income tax	5,922	(1,281)
Provision for income tax (Note 9)	150	325
Net income (loss)	$5,772	$(1,606)

Basic and diluted income (loss) per share of common stock:
Income (loss) available to common stockholders	$0.34	$(0.09)

Weighted average basic and diluted common shares outstanding	17,155,931	17,136,043

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Cash Flows from Operating Activities:
Net income (loss)	$5,772	$(1,606)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Loss on disposal of property and equipment	99	10
Depreciation and amortization	12,580	13,955
Non-cash interest expense	344	344
Stock-based compensation expense	1,120	1,841
Provision for doubtful accounts	3,217	5,384
Changes in assets and liabilities:
Accounts receivable	(3,713)	(4,176)
Receivable from Sprint	(1,887)	2,952
Inventories, net	54	(2,467)
Prepaid expenses, other current and long-term assets	693	451
Accounts payable, accrued expenses and other long-term liabilities	(1,552)	(4,218)
Payable to Sprint	4,469	(2,331)
Deferred revenue	457	341
Net cash flows provided by operating activities	21,653	10,480
Cash Flows from Investing Activities:
Purchases of property and equipment	(5,356)	(14,406)
Proceeds from disposition of property and equipment	123	19
Net cash flows used in investing activities	(5,233)	(14,387)
Cash Flows from Financing Activities:
Payments on capital lease obligations	(9)	(7)
Proceeds from the exercise of stock options	—	137
Payment of special cash dividend	(29)	(36)
Repurchase of common stock	(1,626)	—
Net cash flows (used in) provided by financing activities	(1,664)	94
Net increase (decrease) in cash and cash equivalents	14,756	(3,813)
Cash and cash equivalents at beginning of period	55,940	77,599
Cash and cash equivalents at end of period	$70,696	$73,786

Supplemental disclosure of cash flow information - cash paid for interest (net of amount capitalized)	$8,334	$9,136
Supplemental disclosure for non-cash investing activities:
Accounts payable and accrued expenses incurred for the acquisition of property, equipment and construction in progress	1,579	8,542

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Business and Basis of Presentation

iPCS, Inc. (the “Company” or “iPCS”) is a holding company that operates as a PCS Affiliate of Sprint through three wholly owned subsidiaries: iPCS Wireless, Inc., Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC. Each of these subsidiaries is a party to separate affiliation agreements with Sprint PCS, the operator of a 100% digital wireless personal communications services (“PCS”) network with licenses to provide voice and data service to the entire United States population. These affiliation agreements grant iPCS the exclusive right to sell wireless mobility communications network products and services under the Sprint brand in 81 markets, including markets in Illinois, Indiana, Iowa, Michigan, Pennsylvania, Ohio, Maryland, Nebraska, New York, New Jersey, Tennessee and West Virginia.

The unaudited consolidated balance sheets as of March 31, 2009 and December 31, 2008, the unaudited consolidated statements of operations for the three months ended March 31, 2009 and 2008, the unaudited consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K which includes information and disclosures not presented herein. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments as well as those related to the Company’s settlement of certain disputes with Sprint, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2009 are not indicative of the results that may be expected for the full year 2009.

(2)  Per Share Data

Basic and diluted income (loss) per share for the Company are calculated by dividing the net income (loss) by the weighted average number of shares of common stock of the Company, net of shares held in treasury. The calculation was made in accordance with SFAS No. 128, “Earnings Per Share.” For the three months ended March 31, 2009, basic and diluted income per share are the same because there are no dilutive incremental potential shares as the average stock price for the period was below all outstanding stock option exercise prices.  For the three months ended March 31, 2008, basic and diluted loss per share are the same because the inclusion of the incremental potential shares of common stock from any assumed exercise of stock options is antidilutive. Potential shares of common stock excluded from the income (loss) per share computations for the three months ended March 31, 2009 and 2008 were 1,703,234 and 1,464,919, respectively.

(3)  Sprint Agreements

Each of iPCS Wireless, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC has entered into affiliation agreements with Sprint. Under these agreements, which have been amended from time to time, most recently on March 3, 2008, Sprint provides the Company significant support services such as customer service, billing, long distance transport services, national network operations support, national pricing plans, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution, product development and the supply of financial and operational data.

The costs incurred by the Company for the support services provided by Sprint are determined on a per average monthly cash cost per user (“CCPU”) rate and on a monthly cost per gross addition (“CPGA”) rate. For 2008 and 2009, the CCPU rate was $6.50 and $5.85, respectively, subject to adjustment as described below.  The CPGA rate for each period was $19.00.

The CCPU rate in effect from 2008 through 2010 is to be reduced from the then current rate by $0.15 if the Company hits certain milestones with respect to its voluntary deployment of EV-DO Rev. A, a recent version of the further evolution of code division multiple access (“CDMA”) high-speed data technology called Evolution Data Optimized (“EV-DO”). Specifically, the CCPU rates set forth above are reduced by $0.15 from the then current rate when the Company’s EV-DO Rev. A deployment covers at least 6.0 million in population (“POPs”); by another $0.15 from the then current rate when the Company covers at least 7.0 million POPs; and by another $0.15 from the then current rate when the Company covers at least 9.0 million POPs.  The Company’s EV-DO Rev. A deployment exceeded 6.0 million POPs during June 2008 and exceeded 7.0 million POPs during July 2008.  As a result, the CCPU rate was reduced to $6.35 starting July 1, 2008, was further reduced to $6.20 starting August 1, 2008 for the remainder of 2008 and has been reduced to $5.85 and $5.55 for 2009 and 2010, respectively, subject to any further adjustments related to incremental EV-DO Rev. A coverage.

The Company receives roaming revenue when subscribers of Sprint and other PCS Affiliates of Sprint incur minutes of use in the Company’s territories, and the Company incurs expense payable to Sprint and to other PCS Affiliates of Sprint when Sprint subscribers based in the Company’s territory incur minutes of use in the territories of Sprint and other PCS Affiliates of Sprint.  Effective January 1, 2008, 3G data roaming is not settled separately with Sprint; however, the Company continues to settle 3G data roaming separately with the other PCS Affiliates of Sprint. For 2008, reciprocal roaming rates were $0.0400 per minute for voice and 2G data, excluding certain markets as described below, and $0.0003 per kilobyte for 3G data. For 2009, reciprocal roaming rates are $0.0400 per minute for voice and 2G data, excluding certain markets as described below, and $0.0001 per kilobyte for 3G data.

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

For each of the three months ended March 31, 2009 and 2008, approximately 97% of the Company’s revenue was derived from information provided by Sprint on the basis of data within Sprint’s possession and control.  For each of the three months ended March 31, 2009 and 2008, approximately 59% of the Company’s cost of service and roaming was derived from information provided by Sprint on the basis of data within Sprint’s possession and control.  The Company reviews all such amounts settled to and from Sprint and, in the event the Company believes any such amounts to be erroneous, it may dispute, and has disputed, such settlements in accordance with the procedures set forth in the Sprint affiliation agreements.

On January 22, 2009, the Company reached a settlement with Sprint related to previously disputed 2008 items, which resulted in a Gain on Sprint settlement of $4.3 million being recorded in the Company’s consolidated statement of operations for the three months ended March 31, 2009.  The Company has disputed additional items with Sprint which remain unresolved as of April 30, 2009. The final outcome of these unresolved disputed items is unknown at this time.

Amounts relating to the Sprint affiliation agreements for the three months ended March 31, 2009 and 2008 and as of March 31, 2009 and December 31, 2008 are as follows (in thousands):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Amounts included in the Consolidated Statements of Operations:
Service revenue	$103,981	$92,099
Roaming revenue	$27,620	$30,144
Cost of service and roaming:
Roaming	$19,261	$16,526
Customer service	13,847	13,280
Affiliation fees	8,581	6,850
Long distance and other	625	3,309
Total cost of service and roaming	$42,314	$39,965
Cost of equipment	$16,212	$11,663
Selling and marketing	$2,188	$2,525

	March 31, 2009	December 31, 2008
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$27,509	$25,623
Payable to Sprint	45,536	41,067

(4)  Property and Equipment, Net

Property and equipment consists of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Network assets	$304,168	$295,550
Land	114	114
Building	1,566	1,566
Computer equipment	7,052	6,773
Furniture, fixtures, and office equipment	9,464	9,744
Vehicles	2,633	2,540
Construction in progress	19,631	23,980
Total property and equipment	344,628	340,267
Less accumulated depreciation and amortization	(188,210)	(178,253)
Total property and equipment, net	$156,418	$162,014

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

The intangible assets relating to the customer base were amortized over the estimated average life of a customer of 30 months.  The intangible assets related to customer bases were fully amortized as of December 31, 2007.  The intangible assets relating to the right to provide service under the Sprint affiliation agreements are being amortized over the remaining term of the respective agreements. The FCC license was determined to have an indefinite life as it is expected to be renewed with minimal effort and cost.  The FCC license is for sale, however, the Company believes the sale of this asset is unlikely within the next year.

The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31, 2009
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license	—	$300	$—	$300
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(38,513)	88,008
Customer base	30 months	71,956	(71,956)	—
	117 months	$198,777	$(110,469)	$88,308

	December 31, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license	—	$300	$—	$300
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(36,219)	90,302
Customer base	30 months	71,956	(71,956)	—
	117 months	$198,777	$(108,175)	$90,602

Amortization expense for the three months ended March 31, 2009 and 2008 was $2.3 million for each period.  Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows:

Year Ended December 31
2009	$9,176
2010	9,176
2011	9,176
2012	9,176
2013	9,176
Thereafter	44,422
Total	$90,302

(6)  Long-Term Debt

Long-term debt consists of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
First lien senior secured floating rate notes	$300,000	$300,000
Second lien senior secured floating rate notes	175,000	175,000
Capital lease obligations	431	438
Total long-term debt and capital lease obligations	475,431	475,438
Less: current maturities	(39)	(37)
Long-term debt and capital lease obligations, excluding current maturities	$475,392	$475,401

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

The indentures governing the Secured Notes contain covenants which restrict the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, merge, pay dividends, dispose of its assets, and certain other matters as defined in the indentures.  At March 31, 2009, the Company believes it was in compliance with these covenants.

Interest on the First Lien Notes accrues at an annual rate equal to three-month LIBOR plus 2.125% and is payable quarterly in cash on February 1, May 1, August 1 and November 1 of each year. Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 3.25% and is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The Company may elect to pay interest on the Second Lien Notes entirely in cash or entirely by increasing the principal amount of the Second Lien Notes (“PIK Interest”). PIK Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 4.0%. Since issuance, the Company has paid all of its interest relating to the Second Lien Notes in cash. On each of

March 2, 2009 and May 11, 2009, the Company elected PIK Interest in relation to its August 1, 2009 and November 1, 2009 interest payments on the Second Lien Notes, respectively. The Company has made no other decisions regarding the future election of PIK Interest. Three-month LIBOR for the Secured Notes resets on February 1, May 1, August 1 and November 1 of each year and was 1.17% on March 31, 2009. On May 1, 2009, three-month LIBOR for the Secured Notes was 1.03%.

Capital Lease Obligations

Interest on capital lease obligations are all at fixed rates, which, on a weighted average basis, approximated 12.5% per annum at March 31, 2009.

(7)  Interest Rate Swap

On July 20, 2007, the Company entered into an interest rate swap to manage interest rate risks associated with a portion of its variable rate debt.  The interest rate swap agreement is for a notional amount of $300.0 million associated with the interest on the Company’s First Lien Notes effective August 1, 2007 for a period of three years. Under this agreement, the Company receives interest at a floating rate of three-month LIBOR and pays interest at a fixed rate of 5.34%, resulting in an effective rate for the First Lien Notes of 7.47% throughout the term of the swap. The interest rate swap agreement qualifies and is designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, the swap is accounted for as an asset or liability in the consolidated balance sheets at fair value, including adjustment for nonperformance risk in accordance with SFAS No. 157, “Fair Value Measurements.” Changes in fair value of the effective portion of the swap are recorded in Accumulated other comprehensive loss (“AOCI”), net of income taxes, until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffective changes in the value of the swap are recognized currently as interest expense in the consolidated statements of operations.  No component of the interest rate swap is excluded from the assessment of effectiveness and no ineffectiveness has been recognized on the swap since inception.

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

See Note 8 for information regarding fair values of the interest rate swap as of March 31, 2009 and December 31, 2008.

The following table presents the impact of our interest rate swap on our Consolidated Statements of Operations and Consolidated Balance Sheets for the three months ended March 31, 2009 and 2008 (in thousands):

	Amount of Loss Recognized in AOCI on the Interest Rate Swap (Effective Portion)		Amount of Loss Reclassified into Interest Expense (Effective Portion)		Amount of (Gain) Loss Recognized in Interest Expense on the Interest Rate Swap (Ineffective Portion)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
Liabilities	2009	2008	2009	2008	2009	2008

Interest rate swap	$1,428	$9,082	$2,590	$1,163	$—	$—

The amount of loss recorded in Accumulated other comprehensive loss at March 31, 2009 that is expected to be reclassified to interest expense in the next twelve months if interest rates underlying the Company’s fair value calculations remain unchanged is approximately $12.6 million.

(8)  Fair Value Measurements

Fair value estimates and assumptions and methods used to estimate the fair value of the Company’s assets and liabilities are made in accordance with the requirements of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” and SFAS No. 157, “Fair Value Measurements.”

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain assets and liabilities at fair value, including the Company’s money market funds, commercial paper and its interest rate swap.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009				December 31, 2008
	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets:
Money market funds(a)	$61,384	$—	$61,384	$—	$27,194
Commercial paper(a)	—	—	—	—	14,117
Total assets measured at fair value	$61,384	$—	$61,384	$—	$41,311
Liabilities:
Interest rate swap(b)	$15,459	$—	$15,549	$—	$16,621
Total liabilities measured at fair value	$15,459	$—	$15,459	$—	$16,621

(a)           The fair values of the Company’s money market funds and commercial paper are based on third party estimates using recent trading activity and other relevant market information.

(b)           The fair values of the interest rate swap are derived from a discounted cash flow analysis based on the terms of the contract and observable market data, including adjustment for nonperformance risk.

The following table presents carrying value and estimated fair value of the Company’s financial instruments that are carried at historical cost (in thousands):

	March 31, 2009		December 31, 2008
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
First lien senior secured floating rate notes(a)	$300,000	$225,000	$300,000	$211,500
Second lien senior secured floating rate notes(a)	175,000	110,250	175,000	105,875

(a)           The fair values of the Company’s senior secured floating rate notes are based on third party estimates using recent trading activity and other relevant market information.

(9)  Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. There was no federal income tax expense recorded for the three months ended March 31, 2009, as income generated is offset by the utilization of previously recorded net operating loss carryforwards and the reversal of the related valuation allowance.  No federal or state income tax benefit has been recorded for the three months ended March 31, 2008, as the net deferred income tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is considered more likely than not that these benefits will not be realized due to the Company’s history of net operating losses prior to January 1, 2009. The income tax provision for each of the three months ended March 31, 2009 and 2008 relate to state income taxes which are estimated based upon the taxable income generated in each state.

(10)  Stock-Based Compensation

The Company has two long-term incentive plans. The Horizon PCS 2004 stock incentive plan, as amended (the “Horizon Plan”), was assumed by the Company in its merger with Horizon PCS, Inc. in 2005. The iPCS 2004 long-term incentive plan, as amended (the “iPCS Plan”), was approved by the Company’s Board of Directors as provided by the Company’s plan of reorganization. Both plans have been approved by the Company’s stockholders.

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

iPCS Plan.  Under the iPCS Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards and cash incentive awards. The stock options awarded to date under the iPCS Plan have a ten-year term with vesting on a quarterly basis over four years for employees and quarterly over one year for directors. Restricted stock awards granted to date to employees under the iPCS Plan vest over various periods ranging from a quarterly basis over four years to vesting entirely at the end of two or three years.  The iPCS Plan provides for the accelerated vesting of awards in the event of a change in control (as defined in the iPCS Plan). Additionally, the iPCS Plan provides that a share of stock issued in connection with any full value award shall reduce the total number of shares that may be awarded by 1.78. The total number of shares that may be awarded under the iPCS Plan is 2,692,630 shares of common stock, of which amount, 163,830 shares remained available for awards as of March 31, 2009.  The Company has submitted a proposal to stockholders to increase the number of shares available for grant under the iPCS Plan by 1,900,000 shares to be voted on at the annual meeting of stockholders’ on June 16, 2009.

During the three months ended March 31, 2009, the Company awarded 332,452 stock options to management and the Board of Directors at an exercise price of $8.76, which was the closing price on the date of grants.  The fair value of each grant is estimated at the grant date using the Black-Scholes option pricing method.  The table below outlines the assumptions used for the options granted during the three months ended March 31, 2009:

	For the Three Months Ended March 31, 2009
	Range	Weighted Average
Risk free interest rate	2.50% to 2.66%	2.63%
Volatility		70.00%
Dividend yield		0.00%
Expected life in years		5.85
Fair value price		$5.54

The risk-free interest rate was determined using the then implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options. The expected volatility assumption used in the Black-Scholes option pricing models was based on the historical volatility of peer companies as adjusted for the Company’s volatility since its existence as a publicly traded company in 2004. The Company does not currently intend to pay cash dividends and thus has assumed a 0% dividend yield. The Company uses the simplified method for calculating the expected life for stock options in place of using historical exercise data. The Company’s stock has been publicly traded since August 2004 and the Company cannot provide a reasonable basis upon which to estimate the expected term of options granted.

On May 2, 2007, in connection with the $11.00 special cash dividend paid in 2007, the Compensation Committee of the Board of Directors of the Company resolved that each stock option that was outstanding under the iPCS Plan and the Horizon Plan, on the trading day immediately preceding the trading day designated by the NASDAQ Stock Market as the ex-dividend date (the “Adjustment Date”) would be adjusted as follows effective as of the opening of business on the Adjustment Date:

•      The number of shares of stock then subject to each option would be adjusted by dividing the number of shares of stock then subject to the option by the Adjustment Factor; and

•      The exercise price of each option would be adjusted by multiplying the exercise price by the Adjustment Factor.

The “Adjustment Factor” was 0.78282 which was equal to one minus the percentage reduction in the closing sale price of a share of stock on the Adjustment Date reported by the NASDAQ Stock Market at the regular hours closing price (“Closing Price”) as compared to the Closing Price of a share of stock on the Adjustment Date minus $11.00. In addition, on the Adjustment Date, the number of shares under the iPCS Plan and the Horizon Plan was adjusted by dividing the number of shares of stock reserved for issuance by the Adjustment Factor; thereby increasing the number of shares reserved for issuance. The modification resulted in an additional 184,537 shares to 72 employees and directors who had options outstanding on the modification date. With this modification, the Company will record additional stock-based compensation expense of approximately $6.5 million, of which approximately $3.2 million was recorded as of the date of modification and the remainder is being recognized over the remaining vesting period for the options, subject to reduction for forfeitures. An additional $0.1 million and $0.5 million of compensation expense related to the modification was recorded in the three months ended March 31, 2009 and 2008, respectively, with the quarterly vesting of stock options.  As of March 31, 2009, approximately $0.5 million of additional stock-based compensation expense related to this modification remains to be recognized over the remaining vesting period of the options.

The following table shows stock-based compensation expense by type of share-based award for the three months ended March 31, 2009 and 2008 included in the consolidated statements of operations (in thousands):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Restricted stock	$255	$280
Fair value of stock option awards	800	1,099
Fair value expense of stock option modifications related to special cash dividend	65	462
Total stock-based compensation	$1,120	$1,841

The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in millions)	(in years)
Restricted stock	$2.5	2.09
Fair value expense of stock option awards	8.3	2.71

Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Cost of service and roaming	$80	$163
Selling and marketing	136	213
General and administrative	904	1,465
Total stock-based compensation	$1,120	$1,841

The following is a summary of options outstanding and exercisable at March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(In thousands)
Outstanding at December 31, 2008	1,397,947	$22.80
Granted	332,452	8.76
Exercised	—	—
Forfeited	—	—
Expired	(27,165)	20.51
Outstanding at March 31, 2009	1,703,234	$20.10	8.05	$877
Exercisable at March 31, 2009	875,740	$19.92	6.98	$590

The following is a summary of activity for the three months ended March 31, 2009 related to the Company’s restricted shares granted under its long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at December 31, 2008	56,534	$36.32
Granted	101,200	8.76
Vested	(4,397)	43.10
Forfeited	—	—
Restricted shares at March 31, 2009	153,337	$17.94

The iPCS Plan permits, at the employee’s option, the surrendering of common shares to satisfy certain tax withholding obligations in connection with vesting of restricted stock. The surrendered shares are not available for future grant under the iPCS Plan.

(11)  Special Cash Dividend

On April 26, 2007, the Board of Directors declared a special cash dividend of $11.00 per share, approximately $187.0 million in the aggregate, payable to all holders of record of the Company’s common stock on May 8, 2007.  Of this amount, approximately $186.5 million was paid on May 16, 2007.  The remaining unpaid dividends relate to restricted stock awards and are being paid out starting in July 2007 as these awards vest.  As of March 31, 2009, approximately $0.2 million of this dividend remains to be paid.

(12)  Comprehensive Income (Loss)

Comprehensive income (loss), which includes all changes in the Company’s equity during the period except transactions with stockholders, consisted of the following for the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Net income (loss)	$5,772	$(1,606)
Other comprehensive income (loss) — Unrealized income (loss) on interest rate swap, net of tax	1,162	(7,919)
Comprehensive income (loss)	$6,934	$(9,525)

(13)  Stock Repurchase Plan

On January 30, 2009, the Company’s Board of Directors authorized the repurchase of up to $15.0 million of the Company’s common stock in a stock repurchase program during the 12-month period beginning on the date of authorization. The Company may purchase shares from time to time in open market or privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares and may be discontinued at any time.  Pursuant to this stock repurchase program, during the three months ended March 31, 2009, the Company purchased 167,163 shares of its common stock at an average price of $9.70 per share for approximately $1.6 million. As of March 31, 2009, approximately $13.4 million remained available under the stock repurchase program.  These repurchased shares are reflected as Treasury stock, at cost in the Consolidated Balance Sheet.

(14)  New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB released FASB Staff Position, (FSP) SFAS 157-2—Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 as it applies to financial assets and liabilities as of January 1, 2008. The Company adopted SFAS 157, as it relates to non-financial assets and liabilities as of January 1, 2009. See Note 8 for further discussion of fair value measurements of financial instruments.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about the Company’s hedging activities. The Company is required to provide enhanced disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after December 15, 2008, with comparative disclosures of earlier periods encouraged upon initial adoption. The Company adopted the provisions of SFAS 161 effective January 1, 2009.  See Note 7 for the Company’s disclosures about its derivative instruments and hedging activities.

In April 2009, the FASB issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1).  SFAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” and APB Opinion No. 28 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  SFAS 107-1 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company adopted the provisions of SFAS 107-1 effective for the interim period ended March 31, 2009.  See Note 8 for the Company’s disclosures about its fair values of financial instruments.

In April 2009, the FASB issued Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly” (SFAS 157-4).  SFAS 157-4 provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157.  SFAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company adopted the provisions of SFAS 157-4 effective for the interim period ended March 31, 2009.

In April 2009, the FASB issued Staff Position SFAS 115-2 and Staff Position SFAS 124.2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This Staff Position provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This Staff Position is effective for interim and annual periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company adopted the provisions of this Staff Position effective for the interim period ended March 31, 2009.

(15)  Commitments and Contingencies

(a)  Commitments

On March 13, 2009, the Company signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling approximately $19.7 million in aggregate.  The $19.7 million consists of a non-cancelable purchase of approximately $14.8 million of equipment and services and an option to purchase up to an additional approximately $4.9 million of equipment and services.  As of March 31, 2009, the Company submitted non-cancelable purchase orders for approximately $9.8 million and therefore has a remaining commitment under this letter of agreement to submit $5.0 million non-cancelable purchase orders by June 30, 2009.  Additionally, under this letter of agreement, the Company has agreed to return to Nortel Networks certain equipment replaced by the purchased equipment by March 1, 2010.  As of March 31, 2009, the Company has made no payments related to the submitted purchase orders.

(b)  FCC Licenses

Sprint PCS holds the licenses necessary to provide wireless services in the Company’s territory. The FCC requires that licensees like Sprint PCS maintain control of their licensed spectrums and not delegate control to third-party operators or managers without FCC consent and are subject to renewal and revocation by the FCC.  The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint PCS or the Company to comply with these standards could result in the non-renewal of the Sprint PCS licenses for the Company’s territory. Additionally, if Sprint PCS does not demonstrate to the FCC that Sprint PCS has met the construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint PCS loses its licenses in the Company’s territory for any of these reasons, or any other reason, the Company would not be able to provide wireless services without obtaining rights to other licenses.

If Sprint PCS loses its licenses in another territory, Sprint PCS or the applicable PCS Affiliate of Sprint would not be able to provide wireless services without obtaining rights to other licenses and the Company’s ability to offer nationwide calling plans would be diminished and potentially more costly.

(c)  Other

The State of Michigan is currently auditing the Company’s sales and use tax returns for the years 2003 through 2006.  The outcome of this audit cannot be determined at this time.

(d)  Litigation and Arbitration

Sprint/Nextel Merger Litigation.  On July 15, 2005, the Company’s wholly owned subsidiary, iPCS Wireless, Inc. (“iPCS Wireless”), filed a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois (the “Circuit Court”). The complaint alleged, among other things, that Sprint’s conduct following the consummation of the merger between Sprint and Nextel would breach Sprint’s exclusivity obligations to iPCS Wireless under its affiliation agreements with Sprint PCS. On August 14, 2006, the Circuit Court issued its decision and on September 20, 2006, the Circuit Court issued a final order effecting its decision. The final order provided that:

•      Within 180 days of the date of the final order, Sprint and those acting in concert with it must cease owning, operating and managing the Nextel wireless network in iPCS Wireless’s territory.

•      Sprint shall continue to comply with all terms and conditions of the Forbearance Agreement between iPCS Wireless and Sprint setting forth certain limitations on Sprint’s operations post-merger with Nextel.

On September 28, 2006, Sprint appealed the Circuit Court’s ruling to the Appellate Court of Illinois, First Judicial District (the “Appellate Court”), and, at Sprint’s request, the Circuit Court’s ruling was stayed by the Appellate Court pending the appeal. On March 31, 2008, the Appellate Court unanimously affirmed the 2006 Circuit Court decision. On May 5, 2008, Sprint filed a petition for leave to appeal with the Supreme Court of Illinois. On September 24, 2008, the Supreme Court of Illinois (the “Supreme Court”) denied Sprint’s petition for leave to appeal the Appellate Court’s decision.

On Sprint’s motion for reconsideration, the Supreme Court again denied Sprint’s petition for leave to appeal on November 12, 2008. The Supreme Court at that time directed the Circuit Court to modify its order of September 20, 2006, in the following manner:

•      To grant Sprint 360 days (rather than 180 days) to comply with the Circuit Court’s order to cease owning, operating and managing the Nextel wireless network in iPCS Wireless’s territory.

•      To permit Sprint to seek an extension of the 360-day period upon a showing of good cause, with due consideration given to the hardship(s) imposed on iPCS Wireless by the requested extension.

On January 30, 2009, the Circuit Court entered its final order, as directed by the Supreme Court, providing that:

•      Sprint, and those acting in concert with it, must cease owning, operating and managing the Nextel wireless network in iPCS Wireless, Inc.’s service area.

•      Sprint has until January 25, 2010 (360 days from the date of the Circuit Court’s order) to comply with the order. Sprint may seek an extension of such deadline upon a showing of good cause, giving due consideration to the hardships that would be imposed on iPCS Wireless if such extension were granted.

•      Sprint must continue to comply with all terms and conditions of the Forbearance Agreement between iPCS Wireless and Sprint.

On September 22, 2008, Sprint also filed a petition with the Circuit Court seeking to vacate that Court’s original order. On January 20, 2009, the Circuit Court denied Sprint’s petition with prejudice. On February 18, 2009, Sprint appealed the decision of the Circuit Court denying Sprint’s petition to vacate to the Illinois Appellate Court. The appeal process is ongoing.

Sprint/Clearwire Transaction Litigation.  On May 7, 2008, Sprint announced a proposed transaction among itself, Clearwire Corporation, and certain other parties (the “Sprint-Clearwire Transaction”) to form a new competing network (“New Clearwire”), pursuant to which transaction Sprint transferred its next generation of wireless technology (“4G”) to the New Clearwire. The same day, Sprint filed a complaint for declaratory judgment against iPCS and certain of its subsidiaries, iPCS Wireless, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC (collectively, the “iPCS Subsidiaries”) in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”). In that lawsuit, Sprint sought a declaration that the Sprint-Clearwire Transaction would not constitute a breach of the Sprint affiliation agreements it has with the iPCS Subsidiaries.

On May 12, 2008, the iPCS Subsidiaries filed a lawsuit against Sprint and certain of its affiliates in the Circuit Court, seeking declaratory and injunctive relief with respect to the Sprint-Clearwire Transaction. In that case, the iPCS Subsidiaries are seeking a declaration that the Sprint-Clearwire Transaction constitutes a breach of Sprint’s affiliation agreements it has with those subsidiaries, and also sought an injunction barring Sprint from closing the Sprint-Clearwire Transaction until it complied with the affiliation agreements.

On July 14, 2008, the Delaware Chancery Court granted the motion to dismiss filed by our Bright and Horizon subsidiaries and dismissed them from the Delaware litigation. Pursuant to a motion filed by iPCS and iPCS Wireless, on October 8, 2008, the Delaware Chancery Court stayed all remaining Delaware litigation in favor of the lawsuit brought in Illinois by the iPCS Subsidiaries.

On November 3, 2008, the iPCS Subsidiaries filed a motion for preliminary injunction in the Circuit Court seeking to prevent Sprint from consummating the Sprint-Clearwire Transaction until such time that the Circuit Court could rule on the merits of the underlying litigation brought by the iPCS Subsidiaries against Sprint. On November 17, 2008, the iPCS Subsidiaries, Sprint, and New Clearwire reached a stipulation pursuant to which the iPCS Subsidiaries withdrew their motion for preliminary injunction without prejudice, and the Sprint-Clearwire Transaction closed on November 28, 2008. In connection with the withdrawal of the preliminary injunction motion by the iPCS Subsidiaries: (i) New Clearwire stipulated that it did not presently intend to commercially launch its 4G network, sell products or services, or promote products or services that are available for sale in any part of the iPCS Subsidiaries’ territories prior to July 1, 2009, (ii) New Clearwire stipulated that it would give the iPCS Subsidiaries at least 60 days advance written notice before any commercial launch of its 4G network, any sale of products or services or any promotion of products or services that are offered for sale in any part of the iPCS Subsidiaries service areas if it plans to do so before entry of a final and non-appealable judgment by the Circuit Court in the underlying action brought by the iPCS Subsidiaries against Sprint, and (iii) New Clearwire and Sprint stipulated that neither of them nor any of their controlled affiliates would raise the fact that the Sprint-Clearwire Transaction had closed as a basis for opposing any remedy proposed by the iPCS Subsidiaries or granted by the Circuit Court.

On December 30, 2008, the Circuit Court issued a decision on a motion for partial summary judgment filed by iPCS Wireless based on the 2006 decision in the Illinois Sprint/Nextel Merger Litigation. The Circuit Court specifically recognized that pursuant to the 2006 decision, Sprint and those acting in concert with it cannot compete against iPCS Wireless in its exclusive service area, regardless of the radio frequency that they use to compete. The Circuit Court held that Sprint cannot relitigate the issue of whether Sprint and those acting in concert with it may compete with iPCS Wireless in its service area by using a frequency other than 1900 MHz. The Circuit Court granted in part iPCS Wireless’s motion for partial summary judgment with respect to these two issues and entered judgment thereon but stayed enforcement of the judgment pending a ruling on Sprint’s petition to vacate the original judgment in the Illinois Sprint/Nextel Merger Litigation, which petition to vacate was then dismissed with prejudice on January 20, 2009. The Circuit Court also found in its December 30, 2008 ruling that some material issues of fact remained and would be decided at trial including, but not limited to, whether New Clearwire is a “related party,” whether Sprint controls New Clearwire, whether the protections of exclusivity extend beyond the situation in which Sprint acts through a related party, and the question of who constitutes “those acting in concert” with Sprint.

On January 9, 2009, the Circuit Court denied Sprint’s motion for partial summary judgment against Bright and Horizon. In that motion, Sprint had sought to bar Bright and Horizon from litigating the issue of whether Sprint could compete with Horizon and Bright outside the 1900 MHz spectrum range, based on a 2006 decision by the Delaware Chancery Court. The Circuit Court denied Sprint’s motion for partial summary judgment against Bright and Horizon and found that the Delaware Chancery Court did not actually decide that issue.

On January 30, 2009, the iPCS Subsidiaries amended their original complaint against Sprint. Under the amended complaint, the iPCS Subsidiaries included, among other things, a claim that Sprint is improperly withholding advanced technologies from the iPCS Subsidiaries and diverting those technologies to their competitor in violation of the iPCS Subsidiaries’ affiliation agreements with Sprint. The amended complaint also seeks monetary relief. On February 27, 2009, Sprint, in its response to the amended complaint, asserted several counterclaims that essentially seek declaratory relief that the Clearwire transaction does not violate the affiliation agreements.

On April 29, 2009, the Circuit Court denied a motion brought by Sprint that sought to dismiss the iPCS Subsidiaries’ claims as to whether Sprint improperly withheld advanced technology from them in connection with the Clearwire transaction.  The Circuit Court also ruled that the iPCS Subsidiaries’ claims for relief could not include certain types of monetary relief but that, in addition to their existing claims for injunctive relief, the iPCS Subsidiaries would not be prevented from making “a claim for any actual or direct damages.”  Discovery is ongoing.

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

(16)  Consolidating Financial Information

The Secured Notes are fully, unconditionally and joint and severally guaranteed by the Company’s domestic restricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., Bright PCS Holdings, Inc. and Bright Personal Communications Services, LLC, which are 100% owned subsidiaries of iPCS, Inc (see Note 6). The following consolidating financial information for iPCS, Inc. as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 is presented for iPCS, Inc. and the Company’s guarantor subsidiaries (in thousands):

Condensed Consolidating Balance Sheet

As of March 31, 2009

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$70,696	$—	$70,696
Intercompany receivables	535,786	273,560	(809,346)	—
Other current assets	536	77,982	—	78,518
Total current assets	536,322	422,238	(809,346)	149,214
Property and equipment, net	—	156,418	—	156,418
Intangible assets, net	—	230,091	—	230,091
Other noncurrent assets	6,075	3,972	—	10,047
Investment in subsidiaries	185,196	—	(185,196)	—
Total assets	$727,593	$812,719	$(994,542)	$545,770
Intercompany payable	$273,560	$535,786	$(809,346)	$—
Other current liabilities	5,227	81,670	—	86,897
Total current liabilities	278,787	617,456	(809,346)	86,897
Long-term debt	475,000	392	—	475,392
Other long-term liabilities	15,577	9,675	—	25,252
Total liabilities	769,364	627,523	(809,346)	587,541
Stockholders’ equity (deficiency)	(41,771)	185,196	(185,196)	(41,771)
Total liabilities and stockholders’ equity (deficiency)	$727,593	$812,719	$(994,542)	$545,770

Condensed Consolidating Balance Sheet

As of December 31, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$55,940	$—	$55,940
Intercompany receivable	526,494	263,002	(789,496)	—
Other current assets	615	76,007	—	76,622
Total current assets	527,109	394,949	(789,496)	132,562
Property and equipment, net	—	162,014	—	162,014
Intangible assets, net	—	232,385	—	232,385
Other noncurrent assets	6,419	4,232	—	10,651
Investment in subsidiaries	178,803	—	(178,803)	—
Total assets	$712,331	$793,580	$(968,299)	$537,612
Intercompany payable	$263,001	$526,495	$(789,496)	$—
Other current liabilities	5,790	77,631	—	83,421
Total current liabilities	268,791	604,126	(789,496)	83,421
Long-term debt	475,000	401	—	475,401
Other long-term liabilities	16,738	10,250	—	26,988
Total liabilities	760,529	614,777	(789,496)	585,810
Stockholders’ equity (deficiency)	(48,198)	178,803	(178,803)	(48,198)
Total liabilities and stockholders’ equity (deficiency)	$712,331	$793,580	$(968,299)	$537,612

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$136,164	$—	$136,164
Cost of revenue	—	88,362	—	88,362
Selling and marketing	—	16,650	—	16,650
General and administrative	621	8,260	—	8,881
Gain on Sprint settlement	—	(4,273)	—	(4,273)
Depreciation and amortization	—	12,580	—	12,580
Loss on disposal of property and equipment, net	—	99	—	99
Total operating expense	621	121,678	—	122,299
Other, net	—	(7,943)	—	(7,943)
Income in subsidiaries	6,393	—	(6,393)	—
Income before provision for income tax	5,772	6,543	(6,393)	5,922
Provision for income tax	—	150	—	150
Net income	$5,772	$6,393	$(6,393)	$5,772

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$125,658	$—	$125,658
Cost of revenue	—	79,847	—	79,847
Selling and marketing	—	17,859	—	17,859
General and administrative	712	6,376	—	7,088
Depreciation and amortization	—	13,955	—	13,955
Gain (loss) on disposal of property and equipment, net	—	10	—	10
Total operating expense	712	118,047	—	118,759
Other, net	2,211	(10,391)	—	(8,180)
Loss in subsidiaries	(3,105)	—	3,105	—
Loss before provision for income tax	(1,606)	(2,780)	3,105	(1,281)
Provision for income tax	—	325	—	325
Net loss	$(1,606)	$(3,105)	$3,105	$(1,606)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$1,655	$19,998	$—	$21,653
Investing activities	—	(5,233)	—	(5,233)
Financing activities	(1,655)	(9)	—	(1,664)
Net increase in cash and cash equivalents	—	14,756	—	14,756
Cash and cash equivalents at beginning of period	—	55,940	—	55,940
Cash and cash equivalents at end of period	$—	$70,696	$—	$70,696

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$(101)	$10,581	$—	$10,480
Investing activities	—	(14,387)	—	(14,387)
Financing activities	101	(7)	—	94
Net decrease in cash and cash equivalents	—	(3,813)	—	(3,813)
Cash and cash equivalents at beginning of period	—	77,599	—	77,599
Cash and cash equivalents at end of period	$—	$73,786	$—	$73,786

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires: (i) “Sprint PCS” refers to the affiliated entities of Sprint Nextel Corporation that are covered by our affiliation agreements; (ii) “Sprint” refers to Sprint Nextel Corporation and its affiliates; (iii) a “PCS Affiliate of Sprint” is an entity that operates (directly or through one or more subsidiaries) a personal communications services business pursuant to affiliation agreements with Sprint PCS and/or its affiliates or their successors; (iv) “Sprint PCS products and services” refers to digital wireless personal communications services, including wireless voice and data services, and related retail products, including handsets, in any case, offered under the Sprint brand name; and (v) “our subscribers” refers to Sprint PCS subscribers who reside in our territory, excluding reseller subscribers.

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

•      the compliance by Sprint with the judgment and orders of the Circuit Court of Cook County, Illinois requiring Sprint Nextel to cease owning and operating the Nextel network in iPCS Wireless, Inc.’s territory, including Sprint’s plans for the Nextel business going forward in light of that outcome;

•      the impact and final outcome of our litigation with Sprint regarding Sprint’s WiMax transaction with Clearwire, including Sprint’s plans for the Sprint-Clearwire transaction going forward in light of any future outcome;

•      the impact and final outcome of our disputes with Sprint under the affiliation agreements;

•      changes in Sprint’s affiliation strategy;

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

•      changes in the amounts of, and the relationship between, roaming revenue we receive and roaming expenses we pay;

•      inaccuracies or delays in our financial and other information provided to us by Sprint, particularly in light of our 2008 migration to Sprint’s “Ensemble” billing and customer care platform;

•      any failure to maintain effective internal controls to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of internal control over financial reporting;

•      our rates of penetration in the wireless industry and in our territories;

•      our significant level of indebtedness;

•      the adequacy of our allowance for bad debt and other reserves;

•      our subscriber purchasing patterns;

•      subscriber satisfaction with our network and operations, including with services provided to us by Sprint, such as billing and customer care;

•      availability of an adequate supply of subscriber equipment to Sprint PCS and to us and our distributors specifically;

•      our dependence on independent third parties for a sizable percentage of our distribution;

•      risks related to future growth and expansion, including subscriber growth;

•      the risk of our workforce becoming unionized, particularly in light of the potential adoption of the Employee Free Choice Act;

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

•      our dependency on key vendors such as Nortel for expansion or maintenance of our network, including the continued viability of these vendors; and

•      other factors discussed under “ Recent Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources” below, elsewhere herein, and Item 1A, “Risk Factors,” in our 2008 Annual Report on Form 10-K.

New Accounting Pronouncements

See Note 14, New Accounting Pronouncements, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.

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

Business Overview

As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in 81 markets including markets in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. The territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), Central Illinois (Peoria, IL, Springfield, IL, Decatur, IL and Champaign, IL), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our PCS network is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, co-branded dealers, major national retailers and local third party distributors. As of March 31, 2009, our licensed territory had a total population of approximately 15.1 million residents, of which our wireless network covered approximately 12.5 million residents, and we had approximately 700,100 subscribers.

Relationship with Sprint

Our relationship with Sprint is the most significant relationship we have and is essential to the operation of our business. The terms of our relationship are set forth in the affiliation agreements between certain of our subsidiaries and Sprint. Pursuant to these affiliation agreements, we agreed to offer CDMA services using Sprint’s spectrum under the Sprint brand name on a wireless network built and operated at our own expense. We believe that our strategic relationship with Sprint provides significant competitive advantages. In particular, we believe that our affiliation agreements with Sprint allow us to offer high quality, nationally branded wireless voice and data services for lower cost and lower capital requirements than would otherwise be possible.

We have been, and continue to be, engaged in litigation with Sprint regarding its 2005 merger with Nextel and, more recently, its Sprint-Clearwire transaction through which Sprint and Clearwire are developing a nationwide mobile 4G WiMax network. Sprint’s operation of the legacy Nextel business in our Horizon and Bright territories must comply with the August 2006 ruling of the Delaware Court of Chancery. The Circuit Court of Cook County, Illinois has required Sprint to cease owning, operating and managing the Nextel wireless network in iPCS Wireless’s territory on or before January 25, 2010, subject to Sprint being able to request an extension under certain circumstances. We do not know Sprint’s intentions for complying with the Circuit Court’s order, or any future ruling related to the Sprint-Clearwire transaction, or the impact of Sprint’s actions or inactions in either case on our business. We intend to continue to vigorously protect and enforce our rights, but there is no assurance that we will prevail. For a detailed discussion of our litigation with Sprint, see “—Commitments and Contingencies” below.

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

The CCPU rate in effect from 2008 through 2010 is to be reduced from the then current rate by $0.15 if we hit certain milestones with respect to our voluntary deployment of EV-DO Rev. A, a version of the further evolution of code division multiple access (“CDMA”) high-speed data technology called Evolution Data Optimized (“EV-DO”). Specifically, the CCPU rates set forth above are reduced by $0.15 from the then-current rate when our EV-DO Rev. A deployment covers at least 6.0 million in population (“POPs”), by another $0.15 from the then-current rate when we cover at least 7.0 million POPs; and by another $0.15 from the then-current rate when we cover at least 9.0 million POPs. Our EV-DO Rev. A deployment coverage exceeded 6.0 million POPs during June 2008 and exceeded 7.0 million POPs during July 2008. As a result, our CCPU rate was reduced to $6.35 starting July 1, 2008, was further reduced to $6.20 starting August 1, 2008 for the remainder of 2008 and has been reduced to $5.85 and $5.55 in 2009 and 2010, respectively, subject to any further downward adjustments related to incremental EV-DO Rev. A coverage. As of March 31, 2009, our EV-DO Rev. A deployment covered approximately 7.2 million POPs.

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

On January 22, 2009, we reached a settlement with Sprint related to previously disputed 2008 items, which resulted in a Gain on Sprint settlement of $4.3 million being recorded in our consolidated statement of operations for the three months ended March 31, 2009.  We have disputed additional items with Sprint which remain unresolved as of April 30, 2009. The final outcome of these unresolved disputed items is unknown at this time.

Consolidated Results of Operations

Summary

For the three months ended March 31, 2009 our net income was $5.8 million compared to a net loss of $1.6 million for the three months ended March 31, 2008.  Net income for the 2009 period includes a $4.3 million gain related to a Sprint settlement. The three months ended March 31, 2009 reflected higher subscriber revenue, primarily attributable to our larger subscriber base, as compared to the same period in 2008. Bad debt expense decreased in the three months ended March 31, 2009, reflecting a decrease in uncollectable accounts compared to the 2008 period. Offsetting the increased subscriber revenue and reduced bad debt expense for the three months ended March 31, 2009 were higher costs related to servicing a larger network and larger subscriber base, higher Sprint litigation related expenses and a decrease in our roaming margin as compared to 2008.  Acquisition costs for new activations increased in the three months ended March 31, 2009, reflecting higher commissions related to the sale of more expensive rate plans and a shift in mix toward higher commission structure distribution channels as compared to the 2008 period, offset by lower fixed costs related to company-owned retail stores.

Presented below is a more detailed comparative data and discussion regarding our consolidated results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

For the Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

Results of operations for any period less than one year are not necessarily indicative of results of operations for a full year.

Key Performance Metrics.

Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics that we use for the relevant time periods:

	As of and for the Three Months Ended March 31,		Increase/		Percent
	2009	2008	(Decrease)		Change
Total Subscribers	700,100	640,600	59,500		9.3%
Gross Subscriber Additions	60,600	59,200	1,400		2.4
Net Subscriber Additions	9,000	10,700	(1,700)		(15.9)
Churn	2.3%	2.3%	0.0	pts	0.0
ARPU	$49.84	$48.44	$1.40		2.9
CPGA	$402	$399	$3		0.8

Subscriber Additions.     Gross subscriber additions increased slightly in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, reflecting increased popularity of Sprint’s Simply Everything pricing plan.  Net subscriber additions were negatively impacted by higher deactivations reflecting an equivalent overall churn percentage on our larger average subscriber base in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Churn.     Churn for the three months ended March 31, 2009 was flat as compared to the three months ended March 31, 2008, as improvements in churn from credit-related deactivations were offset by increased voluntary churn.  At March 31, 2009, approximately 84% of our subscribers were under contract compared to 88% at March 31, 2008.

Average Revenue Per User.  ARPU was positively affected by an increase in monthly recurring revenue per subscriber for the three months ended March 31, 2009 quarter as compared to the three months ended March 31, 2008. This increase reflects the growing popularity of Sprint’s “Simply Everything,” “Everything” and “Talk/Message” Plans.  Additionally, ARPU was positively impacted in the three months ended March 31, 2009 by moderating customer care related credits provided to Sprint customers in our territory. Average monthly credits per subscriber, including promotional credits, were $5.92 for the three months ended March 31, 2009 as compared to $6.43 for the three months ended March 31, 2008.  Partially offsetting these positive trends, ARPU was negatively affected by decreases in customer plan overage charges and roaming charges for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. These decreases also reflect the growing popularity of Sprint’s all inclusive plans.  Additionally, ARPU was negatively impacted in 2009 by a reduction in late fees Sprint charges to customers on delinquent accounts that are being passed on to us. Average monthly late fee revenue per subscriber was $0.68 for the three months ended March 31, 2009 as compared to $1.34 for the three months ended March 31, 2008.  We are currently disputing late fees and other items.  See “—Relationship with Sprint” above for a further discussion of our disputes with Sprint.

Cost Per Gross Addition.  Variable costs per gross addition increased by $18 in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, reflecting higher commission costs related to the sale of more expensive rate plans and a shift in mix toward higher commission structure distribution channels. Offsetting this increase, fixed costs per gross addition decreased $15 in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, reflecting a reduction in our company-owned retail presence in favor of more exclusive Sprint co-branded dealers, reduced advertising and an increase in gross subscriber additions of 2%.  At March 31, 2009, we owned and operated 37 retail stores and managed 124 exclusive Sprint co-branded dealers compared to 43 retail stores and 100 exclusive Sprint co-branded dealers at March 31, 2008.

Revenue.

The following tables set forth a breakdown of revenue by type:

	For the Three Months Ended March 31,		Increase/	Percent
	2009	2008	(Decrease)	Change
Service revenue	$103,981	$92,099	$11,882	12.9%
Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint	19,611	22,622	(3,011)	(13.3)
Roaming revenue from other wireless carriers	4,770	3,540	1,230	34.7
Reseller revenue	3,239	3,982	(743)	(18.7)
Equipment and other revenue	4,563	3,415	1,148	33.6
Total revenue	$136,164	$125,658	$10,506	8.4

•       Service revenue. Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes and data kilobytes over plan, long distance, roaming usage charges, other feature revenue and late payment fee and early cancellation fee revenues. Deductions for billing adjustments, promotional credits and certain customer care credits are recorded as a reduction to service revenue. Our service revenue growth over the prior year consists of $9.0 million from a higher average subscriber base and $2.9 million from an increase in ARPU.

•       Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint. We receive revenue on a per minute basis for voice traffic when subscribers of Sprint PCS and other PCS Affiliates of Sprint use our network. We similarly receive revenue on a per kilobyte basis for data traffic when subscribers of other PCS Affiliates of Sprint use our network. In addition, we receive toll revenue for any long distance calls made by these subscribers while roaming on our network.

For 2008 and 2009, the reciprocal roaming rate is $0.0400 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania).  For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, voice roaming revenue from subscribers of Sprint and other PCS Affiliates of Sprint, including toll revenue, decreased by $2.9 million, reflecting decreases in roaming minutes and roaming toll minutes, as derived from information provided by Sprint. We have requested additional information from Sprint, under the dispute provisions of our affiliation agreements, to help us determine the cause of this decrease.

•       Roaming revenue from other wireless carriers. We receive roaming revenue from wireless carriers other than Sprint PCS and other PCS Affiliates of Sprint when subscribers of such other wireless carriers roam in our territory. We do not have agreements with these other wireless carriers. Instead, we rely on the roaming arrangements Sprint PCS has negotiated with these carriers and are unable to set terms and prices or otherwise monitor these relationships. We are paid on a per minute basis for voice and 2G data and on a per kilobyte basis for 3G traffic pursuant to these agreements. For the three months ended March 31, 2009, roaming minutes were 75.6 million compared to 70.1 million for the three months ended March 31, 2008, an increase of 8%. The average per minute rate, including toll, decreased from $0.049 per minute for the three months ended March 31, 2008 to $0.044 per minute for the three months ended March 31, 2009. Data roaming revenue from other wireless carriers totaled $1.5 million for the three months ended March 31, 2009 compared with $0.1 million for the three months ended March 31, 2008, reflecting increased proliferation and usage of 3G devices. The majority of our roaming revenue from other wireless carriers is derived from customers of Alltel, which was recently acquired by Verizon Wireless. As a result, we expect a decrease in our roaming revenue from Alltel over time.

•       Reseller revenue. Through Sprint PCS we allow resellers, known as MVNOs, such as Virgin Mobile, to use our network. Pursuant to these arrangements, we are paid on a per minute and per kilobyte basis. The decrease in reseller revenue for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 reflects decreased ARPU, partially offset by an increase in the average reseller subscribers between the respective periods. For the three months ended March 31, 2009, reseller ARPU was $3.96 compared to $5.32 for the three months ended March 31, 2008. Average reseller subscribers were approximately 272,400 for the three months ended March 31, 2009 compared to approximately 249,500 for the three months ended March 31, 2008. At March 31, 2009, we had approximately 275,100 reseller subscribers based in our territory.

•       Equipment and other revenue. Equipment and other revenue is derived primarily from the sale of handsets and accessories to new customers and from current customers who upgrade their handsets through our retail and local distribution channels, in each case, net of sales incentives, rebates and an allowance for returns. The increase in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, reflects higher revenue per new and upgraded handset and a larger number of upgrades. These increasing factors are offset by lower activations from our retail and local distribution channels.

Operating Expense.

The following tables set forth a breakdown of operating expense by type (dollars in thousands):

	For the Three Months Ended March 31,		Increase/	Percent
	2009	2008	(Decrease)	Change
Cost of service and roaming	$72,150	$68,184	$3,966	5.8%
Cost of equipment	16,212	11,663	4,549	39.0
Selling and marketing	16,650	17,859	(1,209)	(6.8)
General and administrative	8,881	7,088	1,793	25.3
Gain on Sprint settlement	(4,273)	—	(4,273)	—
Depreciation and amortization	12,580	13,955	(1,375)	(9.9)
Loss on disposal of property and equipment, net	99	10	89	890.0
Total operating expense	$122,299	$118,759	$3,540	3.0

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

The increase in cost of service and roaming for the three months ended March 31, 2009 reflects the related costs of servicing a larger network and larger subscriber base, such as higher cell site rent and interconnect costs due to more cell sites. Additionally reflected in this increase in cost of service and roaming, roaming expense with wireless carriers other than Sprint increased $2.1 million, from $1.9 million in the three months ended March 31, 2008 to $4.0 million in the three months ended March 31, 2009, due to significantly higher minutes and kilobytes of use on Sprint’s roaming partners’ networks.  Offsetting these increases, bad debt expense decreased $2.2 million from $5.4 million in the three months ended March 31, 2008 to $3.2 million in the three months ended March 31, 2009. This decrease in bad debt expense reflects an improvement in uncollectable accounts in the three months ended March 31, 2009 as compared to the 2008 period. Additionally, due to decreases in our monthly cash cost per user fee, our cost of service and roaming was lower by $1.3 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

At March 31, 2009, our network consisted of 1,912 leased cell sites and five switches.  At March 31, 2008, our network consisted of 1,696 leased cell sites and five switches.

Cost of equipment.  Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment related to upgrades increased $2.3 million, or 84%, in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, reflecting an increase in the number of subscribers receiving handset upgrades from our retail and local distribution channels and an increase in the average handset cost per upgrade. Cost of equipment for new activations increased $2.2 million, or 25%, in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, reflecting an increase in the average cost per activated phone, partially offset by a decrease in new activations from our retail and local distribution channels.  Handset costs have been increasing as demand has shifted toward more expensive smart phones.

Selling and marketing.  Selling and marketing expense includes the costs to operate our owned retail stores, advertising and promotional expenses, commissions, equipment subsidies and rebate expenses relating to new subscriber additions from national third parties and other Sprint-controlled channels and stock-based compensation expense. The decrease in the three months ended March 31, 2009 was due to lower costs related to promotional credits, lower costs associated with a smaller company owned retail work force and lower advertising expense, offset by higher commissions related to the sale of more expensive rate plans and a shift in mix toward higher commission structure distribution channels.

General and administrative.  General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense, other professional expenses and stock-based compensation expense. For the three months ended March 31, 2009, general and administrative expense included approximately $3.7 million of Sprint litigation related expenses. This compares to $0.3 million for the three months ended March 31, 2008. Stock-based compensation expense included in general and administrative expense totaled approximately $0.9 million for the three months ended March 31, 2009 compared to $1.5 million for the three months ended March 31, 2008.

Gain on Sprint settlement.  On January 22, 2009, we reached a settlement with Sprint related to previously disputed 2008 items, which resulted in a $4.3 million gain being recorded in our consolidated statement of operations for the three months ended March 31, 2009.  We have disputed additional items with Sprint which remain unresolved as of April 30, 2009. The final outcome of these unresolved disputed items is unknown at this time.

Depreciation and amortization.  Amortization of intangible assets totaled $2.3 million for both the three months ended March 31, 2009 and 2008.  Depreciation expense totaled $10.3 million for the three months ended March 31, 2009 compared to $11.7 million for the three months ended March 31, 2008, a decrease of $1.4 million for the three month period, reflecting the full depreciation of certain assets during the second half of 2008. During the three months ended March 31, 2008, we recognized an impairment charge of $0.3 million included in depreciation, related to our assets held for sale to reduce their carrying value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The reduction in carrying value records these assets at fair value less costs to sell in anticipation of their future sale.

Non-Operating Income and Expense.

The following tables set forth a breakdown of non-operating income and expense by type (dollars in thousands):

	For the Three Months Ended March 31,		Increase/	Percent
	2009	2008	(Decrease)	Change
Interest income	$86	$720	$(634)	(88.1)%
Interest expense	8,034	8,915	(881)	(9.9)
Other income, net	5	15	(10)	(66.7)

Interest Income.  The decrease in interest income in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 reflects a lower interest rate environment during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 and, to a lesser extent, lower average cash and cash equivalents during the 2009 three month period as compared to the same 2008 period.

Interest Expense.  Interest expense consists of interest on our outstanding long-term debt (see Note 6, Long-Term Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q), including amortization of financing costs and net of capitalized interest and the effect of our interest rate swap (see Note 7, Interest Rate Swap, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q).  The decrease in interest expense in the three months ended March 31, 2009 reflects a lower weighted average interest rate, net of our interest rate swap, of 6.61% on our outstanding long-term debt during the three months ended March 31, 2009 as compared to the weighted average interest rate of 7.32% on our outstanding long-term debt during the three months ended March 31, 2008.

In connection with our capital expenditures, we capitalized interest of approximately $0.2 million for both the three months ended March 31, 2009 and 2008.

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

	For the Three Months Ended March 31,
	2009	2008
ARPU
Service revenue (in thousands)	$103,981	$92,099
Average subscribers	695,400	633,800
ARPU	$49.84	$48.44

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions.

	For the Three Months Ended March 31,
	2009	2008
CPGA
Selling and Marketing (in thousands):	$16,650	$17,859
plus: Equipment costs, net of cost of upgrades	11,121	8,893
less: Equipment revenue, net of upgrade revenue	(3,275)	(2,900)
less: Stock-based compensation expense	(136)	(213)
CPGA costs	24,360	23,639
Gross additions	60,600	59,200
CPGA	$402	$399

CPGA is utilized by most wireless companies to determine their cost to acquire a new subscriber. CPGA is used by analysts and investors to compare us to other wireless companies. We use CPGA to evaluate past selling performance, the success of specific promotions and as a basis to determine the amount of time we must retain a new subscriber before we recover this cost.

Inflation

We believe that inflation has not had a significant impact on our revenues or our results of operations in the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

We believe our cash and cash equivalents and operating cash flow will be sufficient to operate our business and fund our capital needs for at least the next twelve months. Although we have certain limited additional borrowings allowed under our current debt agreements, including but not limited to PIK Interest (see Note 6, Long-Term Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q), we are dependent on cash and cash equivalents and operating cash flow to operate our business and fund our capital needs. However, our future liquidity is dependent on a number of factors influencing our expected earnings and operating cash flows, including those discussed below in “—Recent Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources.”

Significant Sources of Cash

We generated $21.7 million in net cash flows from operating activities for the three months ended March 31, 2009, compared to $10.5 million for the three months ended March 31, 2008, an increase of $11.2 million. Excluding changes in working capital, operating activities provided $23.1 million of cash for the three months ended March 31, 2009, compared to $19.9 million of cash for the three months ended March 31, 2008, generally reflecting increased earnings from our larger subscriber base, cash received related to the settlement of 2008 Sprint disputes and lower bad debt expense, offset by a decrease in our roaming margin, increased Sprint related litigation expenses and higher customer acquisition costs.  Sprint related working capital, which includes fees and charges payable and receivable between us and Sprint, was a source of cash of $2.6 million for the three months ended March 31, 2009 compared to a source of cash of $0.6 million for the three months ended March 31, 2008, primarily due to the timing of cash payments both to and from Sprint.  For the three months ended March 31, 2009, non-Sprint related working capital used cash of $4.0 million, reflecting increased accounts receivable related to a higher subscriber base during the period.  For the three months ended March 31, 2008, non-Sprint related working capital used cash of $10.0 million reflecting customer account write-offs and an increased investment in inventory.

We received approximately $0.1 million primarily from the sale of equipment during the three months ended March 31, 2009. We currently expect to sell approximately $0.4 million of equipment in 2009, classified as Assets held for sale at March 31, 2009, which was replaced with equipment we purchased from Nortel Networks in 2005 and 2006.

For the three months ended March 31, 2008, we received $0.1 million from the exercise of options representing approximately 13,100 shares.  As of March 31, 2009, there were 875,740 exercisable stock options outstanding with a weighted average exercise price of $19.92. We cannot predict at what level, if any, cash will be generated from stock option exercises in the future. At March 31, 2009, the intrinsic value of all of our outstanding stock options was approximately $0.6 million.

Significant Uses of Cash

Cash flows used for investing activities for the three months ended March 31, 2009 included $5.4 million for capital expenditures.  Included in this total was $4.6 million for new cell site construction and other network-related capital expenditures, of which $0.2 million was for EV-DO Rev. A equipment, and $0.8 million was for store improvements, IT and other corporate-related capital expenditures.

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

On January 30, 2009, our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in a stock repurchase program during the 12-month period beginning on the date of authorization. We may purchase shares from time to time in open market or privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require us to repurchase any specific number of shares and may be discontinued at any time.  Pursuant to this stock repurchase program, during the three months ended March 31, 2009, we purchased 167,163 shares of our common stock at an average price of $9.70 per share for approximately $1.6 million.  As of March 31, 2009, approximately $13.4 million remained available under the stock repurchase program. These repurchased shares are reflected as Treasury stock, at cost in the Consolidated Balance Sheet.

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

In addition to building excess cash, we continually evaluate our capital and debt capacity and how to prioritize the use of any excess cash, including for any or a combination of the following strategic options: increase capital expenditures, pursue strategic acquisitions, pay cash dividends or distributions, repurchase of our stock, or retire or repurchase of our debt.  To date, we have elected to pay our August 1, 2009 and November 1, 2009 interest payments in relation to our Second Lien Notes entirely by increasing the principal amount of the outstanding Second Lien Notes (see Note 6, Long-Term Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q). We have made no other decisions regarding the future election of PIK Interest.

Recent Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources

We have identified the following important trends and factors (as well as risks and uncertainties associated with such items) that could impact our future financial performance.  This section should be read in conjunction with the “Risks Related to Our Business, Strategy and Operations” section found in Item 1A of Part I of our annual report on Form 10-K, filed with the SEC on March 3, 2009.

•      Despite continued sizable gross additions coming from Nextel subscribers switching to Sprint in our territory, overall gross additions were lower than the last three quarters in 2008 and only slightly higher than the first quarter of 2008, reflecting tightened credit standards and increased overall wireless penetration in our markets. Additionally, gross additions were negatively impacted by the weakening economic environment, increased competitive advertising, increased competition (including the recent introduction of MetroPCS and Nextel’s prepaid product, Boost, in our territory), the relative attractiveness of competitors’ phones, pricing plans, coverage and customer service, as well as continuing concerns about the strength of the “Sprint” brand. We believe that these factors will continue to negatively affect gross additions in remainder of 2009. To the extent we are unable to maintain, or choose to slow, our subscriber growth, it may make it more difficult for us to obtain sufficient revenue to achieve and sustain profitability.

•      While our churn in 2009 remained relatively consistent with 2008 levels, it continues to be significantly higher than the national industry average. Our churn may increase in the future or remain high due to the weakening economic environment, increased competition or other factors. We have and may continue to tighten our credit policies. However, if churn continues to remain high or increases over the long-term, we would lose the cash flows attributable to these subscribers and may incur higher net losses.

•      Competition in the wireless industry remains intense and continues to put downward pressure on our per subscriber revenue.  The introduction of more advanced handheld devices and new technologies and delivery channels, such as the WiMax offerings of Sprint through the Sprint-Clearwire transaction, further complicate the competitive environment. In addition, prepaid plans (such as those offered by new entrants into our markets like MetroPCS and existing competitors like Nextel through its Boost product), which we do not currently offer, and unlimited plans, including those offered by us, also continue to increase in popularity, which may potentially put more downward pressure on wireless service pricing as well as potentially, in the case of unlimited plans, increase our cost of providing service. Incumbent carriers, including Sprint, have offered and may continue to offer more aggressive rate plans in order to maintain or achieve subscriber growth.  While customer care credits moderated in the first quarter of 2009 as compared to 2008 levels, customer care credits remain high and the future trend of these credits is unknown. In addition, the FCC and several state courts are currently reviewing the industry’s practice related to early cancellation fees. Any negative outcome from one or more of these reviews, as well as the effect of Sprint’s change in its business practice related to early cancellation fees, is expected to negatively impact our future results. As a result of these and other factors, we expect to see continued pressure on subscriber revenue which will have a negative effect on our cash flow and our operating results.

•      Our cost per gross addition, or CPGA, continues to remain high as compared to historical levels. We may continue to experience higher costs to acquire subscribers in the future. To the extent that we increase our distribution infrastructure, we will increase the fixed costs in our sales and marketing organization. Also, more aggressive promotional efforts may lead in the future, to higher handset subsidies and rebates, especially as we increase the sale of more expensive handsets and smart phones. In addition, we may increase our marketing expenses and pay higher commissions in an effort to attract and acquire new subscribers. With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

•      Certain portions of our operating expense continue to increase or remain high and may increase in the future due to, among other reasons:

•      Bad debt expense could potentially increase again due to higher write-offs, lower bad debt recoveries as a percentage of write-offs and a deteriorating economic environment;

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

•      Higher network costs as we process increasing voice and data traffic on our network, including traffic from Sprint customers roaming in our territories, and as a result of expanding our network infrastructure and increasing our deployment of EV-DO Rev. A.; and

•      Higher Sprint litigation related expenses, as a result of our ongoing defense of our rights under our affiliation agreements, in particular relating to the Sprint-Clearwire transaction announced in May of 2008.

•      A substantial portion of our revenue is derived from roaming revenue, the majority of which comes when subscribers of Sprint incur minutes of use in our territories. We believe our markets have certain characteristics that have historically had a favorable effect on the level of roaming revenue from subscribers of Sprint traveling in our markets.  These characteristics include being located near or around several large U.S. urban centers and having significant distances of major and secondary highways comprising principal travel corridors between these large urban centers.  In the first quarter of 2009, we have seen a decrease in roaming revenue that Sprint reports to us for their subscribers’ activity in our territory and have requested additional information from Sprint, under the dispute provisions of our affiliation agreements, to help us determine the cause of this decrease.  While it is unclear what role reduced travel in our territory by Sprint subscribers has played in this first quarter decrease, a continued downturn in economic conditions could result in decreased travel activity and have a negative impact on our roaming revenue.  Additionally, Sprint’s reciprocal roaming agreements with other carriers, such as its roaming agreement with Alltel, and our participation in those agreements, can change over time, potentially reducing the reciprocal rate or negatively affecting the level of roaming activity related to those roaming partners. While still greater than one, our roaming ratio with other carriers continued to decline in the first quarter of 2009. For the three months ended March 31, 2009, approximately $3.1 million, or 79%, of our roaming revenue from other wireless carriers was derived from customers of Alltel, which was recently acquired by Verizon Wireless. As a result, we expect a decrease in our roaming revenue from Alltel during 2009. Moreover, since the ratio of inbound to outbound roaming fluctuates from period to period and year to year, the margin we earn from the difference between roaming revenue and roaming expense is difficult to predict. If this roaming margin with Sprint PCS or with other carriers declines due to less roaming revenue, more roaming expense, or both, our results of operations will be negatively affected.

•      As we have added to the capacity, coverage and quality of our PCS network, we have incurred significant capital expenditures. We incurred approximately $5.4 million in capital expenditures in the three months ended March 31, 2009, including approximately $0.2 million for EV-DO Rev. A deployment. We anticipate that total capital expenditures for 2009 will be between $35.0 million and $45.0 million. These expenditures include continued new cell sites, as well as continued expansion of our EV-DO Rev. A deployment. Our CCPU rates are reduced by $0.15 when we reach certain EV-DO Rev. A coverage levels. Specifically, our CCPU rate will be reduced from the then current rate if and when our EV-DO Rev. A coverage reaches at least 9.0 million residents. In the future we may decide to further increase our cell site expansion or EV-DO Rev. A coverage, either or both of which may increase our anticipated capital expenditures and operating expense beyond our current plans. Furthermore, unforeseen changes in technology and changes in our plans to upgrade or expand our network may require us to spend more money than we expected and have a negative effect on our cash flow.

•      We believe that Sprint’s integration of the Sprint and Nextel businesses has had, and will continue to have, a negative impact on our business and prospects. With the integration of the marketing and sales of Sprint products and services with legacy Nextel products and services, conflicts and disputes continue to arise with how Sprint and we conduct business in our territory as well as to Sprint’s commitment and level of service provided to the PCS Affiliate program and to us specifically, including the timeliness, completeness and level of insight into prospective and historical information provided to us to run our business. Additionally, we believe that changes in Sprint’s billing platform, Ensemble, and related reporting systems during 2008 resulted in a number of issues which have had an adverse impact on our subscriber activity and financial results, some of which we have formally disputed and continue to dispute. As of March 31, 2009, we have also not yet achieved the same level of visibility to our subscriber information we previously had prior to the migration. Any further delays in reestablishing this level of visibility into our subscriber information could make it more difficult for us to effectively manage our business. If continuing or future problems with Ensemble are not resolved in a timely manner for any reason, including Sprint’s inability or unwillingness to commit resources to such issues, our business would continue to be negatively impacted. There can be no assurances that we will not have continued disputes with Sprint relating to these or other items pertaining to Sprint’s performance obligations under the affiliation agreements.

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

•      Recent turmoil in the credit markets and the financial services industry may negatively impact Sprint’s or our business, results of operations, financial condition or liquidity. The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, such events may have a material adverse effect on Sprint’s or our liquidity and financial condition.

•      On or before January 25, 2010, pursuant to a final order of the Circuit Court of Cook County, Illinois, Sprint and those acting in concert with it must cease owning, operating and managing the Nextel wireless network in iPCS Wireless’s territory. We do not know Sprint’s intentions for complying with the Circuit Court’s order or the impact of Sprint’s manner of compliance on our business. In addition, as with any litigation, it is possible that the parties may settle the dispute. In that event, we cannot speculate as to the terms and conditions of any such settlement, which could include a material economic change in our relationship with Sprint. See “—Commitments and Contingencies – Sprint/Nextel Merger Litigation” below for further discussion.

•      The final outcome of our litigation with Sprint regarding the Sprint-Clearwire WiMax transaction is unknown. As discussed more fully below in “—Commitments and Contingencies – Sprint/Clearwire Transaction Litigation,” on May 7, 2008, Sprint announced a transaction among itself, Clearwire Corporation, and certain other parties (the “Sprint-Clearwire Transaction”) to form a new competing network (“New Clearwire”).

On May 12, 2008, the iPCS Subsidiaries filed a lawsuit against Sprint and certain of its affiliates in the Circuit Court of Cook County, Illinois, seeking declaratory and injunctive relief with respect to the Sprint-Clearwire Transaction. In that case, the iPCS Subsidiaries are seeking a declaration that the Sprint-Clearwire Transaction constitutes a breach of Sprint’s affiliation agreements it has with those subsidiaries.

We cannot predict the outcome of these legal proceedings. If we do not prevail, Sprint may be permitted to operate, through its Sprint-Clearwire venture, a mobile WiMax network that could adversely affect our business and operations by introducing a competitive product that can be expected to reduce demand for our products and services. If we do prevail, we do not know Sprint’s intentions for complying with any ruling and its impact on our business. In addition, as with any litigation, it is possible that the parties may settle the dispute. In that event, we cannot speculate as to the terms and conditions of any such settlement, which could include a material economic change in our relationship with Sprint. See “—Commitments and Contingencies – Sprint/Clearwire Transaction Litigation” below for further discussion.

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

•      As a PCS Affiliate of Sprint, we are dependent upon Sprint for many aspects of our business, including the brand name under which we operate, the spectrum that we use, technological advances and the nationwide wireless network outside of our territory. From the subscribers’ point of view, we are “Sprint” in our markets and they use our wireless network and the rest of the Sprint PCS network as a unified network. Sprint’s performance and brand reputation nationwide—over which we have no control—impacts our performance. Many of Sprint’s operating metrics, including net subscriber additions and churn, have underperformed relative to industry averages over the last few years, reflecting deterioration in the relative strength of the Sprint brand. If Sprint is unable to improve its operating metrics and brand image in the future, particularly in the face of an economic downturn and an increasingly maturing industry, our business would likely suffer material adverse consequences.

Commitments and Contingencies

Sprint/Nextel Merger Litigation.  On July 15, 2005, our wholly owned subsidiary, iPCS Wireless, Inc. (iPCS Wireless”), filed a complaint against Sprint and Sprint PCS in the Circuit Court of Cook County, Illinois (the “Circuit Court”). The complaint alleged, among other things, that Sprint’s conduct following the consummation of the merger between Sprint and Nextel would breach Sprint’s exclusivity obligations to iPCS Wireless under its affiliation agreements with Sprint PCS. On August 14, 2006, the Circuit Court issued its decision and on September 20, 2006, the Circuit Court issued a final order effecting its decision. The final order provided that:

•      Within 180 days of the date of the final order, Sprint and those acting in concert with it must cease owning, operating and managing the Nextel wireless network in iPCS Wireless’s territory.

•      Sprint shall continue to comply with all terms and conditions of the Forbearance Agreement between iPCS Wireless and Sprint setting forth certain limitations on Sprint’s operations post-merger with Nextel.

On September 28, 2006, Sprint appealed the Circuit Court’s ruling to the Appellate Court of Illinois, First Judicial District (the “Appellate Court”), and, at Sprint’s request, the Circuit Court’s ruling was stayed by the Appellate Court pending the appeal. On March 31, 2008, the Appellate Court unanimously affirmed the 2006 Circuit Court decision. On May 5, 2008, Sprint filed a petition for leave to appeal with the Supreme Court of Illinois. On September 24, 2008, the Supreme Court of Illinois (the “Supreme Court”) denied Sprint’s petition for leave to appeal the Appellate Court’s decision.

On Sprint’s motion for reconsideration, the Supreme Court again denied Sprint’s petition for leave to appeal on November 12, 2008. The Supreme Court at that time directed the Circuit Court to modify its order of September 20, 2006, in the following manner:

•      To grant Sprint 360 days (rather than 180 days) to comply with the Circuit Court’s order to cease owning, operating and managing the Nextel wireless network in iPCS Wireless’s territory.

•      To permit Sprint to seek an extension of the 360-day period upon a showing of good cause, with due consideration given to the hardship(s) imposed on iPCS Wireless by the requested extension.

On January 30, 2009, the Circuit Court entered its final order, as directed by the Supreme Court, providing that:

•      Sprint, and those acting in concert with it, must cease owning, operating and managing the Nextel wireless network in iPCS Wireless, Inc.’s service area.

•      Sprint has until January 25, 2010 (360 days from the date of the Circuit Court’s order) to comply with the order. Sprint may seek an extension of such deadline upon a showing of good cause, giving due consideration to the hardships that would be imposed on iPCS Wireless if such extension were granted.

•      Sprint must continue to comply with all terms and conditions of the Forbearance Agreement between iPCS Wireless and Sprint.

On September 22, 2008, Sprint also filed a petition with the Circuit Court seeking to vacate that Court’s original order. On January 20, 2009, the Circuit Court denied Sprint’s petition with prejudice. On February 18, 2009, Sprint appealed the decision of the Circuit Court denying Sprint’s petition to vacate to the Illinois Appellate Court. The appeal process is ongoing.

Sprint/Clearwire Transaction Litigation.  On May 7, 2008, Sprint announced a proposed transaction among itself, Clearwire Corporation, and certain other parties (the “Sprint-Clearwire Transaction”) to form a new competing network (“New Clearwire”), pursuant to which transaction Sprint transferred its 4G technology to the New Clearwire. The same day, Sprint filed a complaint for declaratory judgment against iPCS and certain of its subsidiaries, iPCS Wireless, Horizon Personal Communications, Inc. and Bright

Personal Communications Services, LLC (collectively, the “iPCS Subsidiaries”) in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”). In that lawsuit, Sprint sought a declaration that the Sprint-Clearwire Transaction would not constitute a breach of the Sprint affiliation agreements it has with the iPCS Subsidiaries.

On May 12, 2008, the iPCS Subsidiaries filed a lawsuit against Sprint and certain of its affiliates in the Circuit Court, seeking declaratory and injunctive relief with respect to the Sprint-Clearwire Transaction. In that case, the iPCS Subsidiaries sought a declaration that the Sprint-Clearwire Transaction constitutes a breach of Sprint’s affiliation agreements it has with those subsidiaries, and also sought an injunction barring Sprint from closing the Sprint-Clearwire Transaction until it complied with the affiliation agreements.

On July 14, 2008, the Delaware Chancery Court granted the motion to dismiss filed by our Bright and Horizon subsidiaries and dismissed them from the Delaware litigation. Pursuant to a motion filed by iPCS and iPCS Wireless, on October 8, 2008, the Delaware Chancery Court stayed all remaining Delaware litigation in favor of the lawsuit brought in Illinois by the iPCS Subsidiaries.

On November 3, 2008, the iPCS Subsidiaries filed a motion for preliminary injunction in the Circuit Court seeking to prevent Sprint from consummating the Sprint-Clearwire Transaction until such time that the Circuit Court could rule on the merits of the underlying litigation brought by the iPCS Subsidiaries against Sprint. On November 17, 2008, the iPCS Subsidiaries, Sprint, and New Clearwire, reached a stipulation pursuant to which the iPCS Subsidiaries withdrew their motion for preliminary injunction without prejudice, and the Sprint-Clearwire Transaction closed on November 28, 2008. In connection with the withdrawal of the preliminary injunction motion by the iPCS Subsidiaries: (i) New Clearwire stipulated that it did not presently intend to commercially launch its 4G network, sell products or services, or promote products or services that are available for sale in any part of the iPCS Subsidiaries’ territories prior to July 1, 2009, (ii) New Clearwire stipulated that it would give the iPCS Subsidiaries at least 60 days advance written notice before any commercial launch of its 4G network, any sale of products or services or any promotion of products or services that are offered for sale in any part of the iPCS Subsidiaries service areas if it plans to do so before entry of a final and non-appealable judgment by the Circuit Court in the underlying action brought by the iPCS Subsidiaries against Sprint, and (iii) New Clearwire and Sprint stipulated that neither of them nor any of their controlled affiliates would raise the fact that the Sprint-Clearwire Transaction had closed as a basis for opposing any remedy proposed by the iPCS Subsidiaries or granted by the Circuit Court.

On December 30, 2008, the Circuit Court issued a decision on a motion for partial summary judgment filed by iPCS Wireless that sought partial summary judgment based on the 2006 decision in the Illinois Sprint/Nextel Merger Litigation. The Circuit Court specifically recognized that pursuant to the 2006 decision, Sprint and those acting in concert with it cannot compete against iPCS Wireless in its exclusive service areas, regardless of the radio frequency that they use to compete. The Circuit Court held that Sprint cannot relitigate the issue of whether Sprint and those acting in concert with it may compete with iPCS Wireless in its service area by using a frequency other than 1900 MHz. The Circuit Court granted in part iPCS Wireless’s motion for partial summary judgment with respect to these two issues and entered judgment thereon but stayed enforcement of the judgment pending a ruling on Sprint’s petition to vacate the original judgment in the Illinois Sprint/Nextel Merger Litigation, which petition to vacate was then dismissed with prejudice on January 20, 2009. The Circuit Court also found in its December 30, 2008 ruling that some material issues of fact remained and would be decided at trial including, but not limited to, whether New Clearwire is a “related party,” whether Sprint controls New Clearwire, whether the protections of exclusivity extend beyond the situation in which Sprint acts through a related party, and the question of who constitutes “those acting in concert” with Sprint.

On January 9, 2009, the Circuit Court denied Sprint’s motion for partial summary judgment against Bright and Horizon. In that motion, Sprint had sought to bar Bright and Horizon from litigating the issue of whether Sprint could compete with Horizon and Bright outside the 1900 MHz spectrum range, based on a 2006 decision by the Delaware Chancery Court. The Circuit Court denied Sprint’s motion for partial summary judgment against Bright and Horizon and found that the Delaware Chancery Court did not actually decide that issue.

On January 30, 2009, the iPCS Subsidiaries amended their original complaint against Sprint. Under the amended complaint, the iPCS Subsidiaries included, among other things, a claim that Sprint is improperly withholding advanced technologies from the iPCS Subsidiaries and diverting those technologies to their competitor in violation of the iPCS Subsidiaries’ affiliation agreements with Sprint. The amended complaint also seeks monetary relief. On February 27, 2009, Sprint, in its response to the amended complaint, asserted several counterclaims that essentially seek declaratory relief that the Clearwire transaction does not violate the affiliation agreements.

On April 29, 2009, the Circuit Court denied a motion brought by Sprint that sought to dismiss the iPCS Subsidiaries’ claims as to whether Sprint improperly withheld advanced technology from them in connection with the Clearwire transaction.  The Circuit Court also ruled that the iPCS Subsidiaries’ claims for relief could not include certain types of monetary relief but that, in addition to their existing claims for injunctive relief, the iPCS Subsidiaries would not be prevented from making “a claim for any actual or direct damages.”  Discovery is ongoing.

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

Nortel Networks Equipment Agreement

On March 13, 2009, we signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling approximately $19.7 million in aggregate.  The $19.7 million consists of a non-cancelable purchase of approximately $14.8 million of equipment and services and an option to purchase up to an additional approximately $4.9 million of equipment and services.  As of March 31, 2009, we submitted non-cancelable purchase orders for approximately $9.8 million and therefore have a remaining commitment under this letter of agreement to submit $5.0 million non-cancelable purchase orders by June 30, 2009.  Additionally, under this letter of agreement, we have agreed to return to Nortel Networks certain equipment replaced by the purchased equipment.  As of March 31, 2009, we have made no payments related to the submitted purchase orders.

State of Michigan Sales and Use Tax Audit

The State of Michigan is currently auditing our sales and use tax returns for the years 2003 through 2006. The outcome of this audit can not be determined at this time.

Contractual Obligations and Off-Balance Sheet Arrangements

For information regarding contractual obligations and off-balance sheet arrangements, see the captions “Contractual Obligations” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  At March 31, 2009, there had not been a material change to the contractual obligations or off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

•      At March 31, 2009, we have an off balance sheet obligation of approximately $14.8 million.  See “—Nortel Networks Equipment Agreement” above for further discussion regarding this obligation.

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

We have identified the most critical accounting policies upon which our financial status depends.  The critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. We also have other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are complex or subjective.  Our critical accounting policies include the following:

•       Revenue recognition

•       Allowance for doubtful accounts

•       Long-lived asset recovery

•       Intangible assets

•       Interest rate swap

•       Income taxes

•       Stock-based compensation

Additional information regarding these critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 3, 2009.

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

In July 2007, we entered into an interest rate swap agreement that effectively fixes the interest rate on $300.0 million of our variable rate indebtedness at 7.47% for three years starting August 1, 2007. The fair value of our interest rate swap was a $15.5 million liability at March 31, 2009. A hypothetical increase of 100 basis points in average market interest rates would increase the fair value of our interest rate swap by approximately $4.3 million. A decrease of 100 basis points in average market interest rates would decrease the fair value of our interest rate swap by approximately $4.4 million. A prospective increase of 100 basis points in the interest rate applicable to the remaining $175.0 million of variable rate indebtedness would result in an increase of approximately $1.8 million in our annual interest expense. At March 31, 2009, after consideration of the interest rate swap described above, approximately 37% of our debt is subject to variable interest rates.

Item 4. Controls and Procedures.

Each of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Commitments and Contingencies” of this report.

In addition to the above, from time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business.  We are not currently a party to any such legal proceedings, the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K are not the only ones facing us. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares of common stock the Company acquired during the first quarter of 2009:

Issuer Purchases of Equity Securities

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
January 1, 2009 to January 31, 2009	—	—	—	—
February 1, 2009 to February 28, 2009	—	—	—	—
March 1, 2009 to March 31, 2009 (b)	167,532	$9.70	167,163	$13,377,757
Total	167,532	$9.70	167,163	$13,377,757

(a)   On January 30, 2009, the Company’s Board of Directors authorized the repurchase of up to $15.0 million of the Company’s common stock in a stock repurchase program during the 12-month period beginning on the date of authorization. The Company may purchase shares from time to time in open market or privately negotiated transactions at prices deemed appropriate by the management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares and may be discontinued at any time.

(b)   Includes 369 shares withheld to satisfy certain tax withholding obligations in connection with vesting of restricted stock as permitted by the iPCS Second Amended and Restated 2004 Long-Term Incentive Plan.

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

10.1*	Employment Offer Letter between James F. Ingold and iPCS, Inc., dated as of December 28, 2007
10.2*	Letter Agreement between James F. Ingold and iPCS Wireless, Inc., dated as of December 23, 2008
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPCS, Inc.

	By:	/s/ TIMOTHY M. YAGER
Timothy M. Yager
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009
	By:	/s/ STEBBINS B. CHANDOR, JR.
Stebbins B. Chandor, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2009