Form 10-Q
period 2009-06-30
iPCS, INC
filed 2009-07-31
CIK 1108727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

As of July 27, 2009, there were 16,774,509 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008 (a)

Assets
Current Assets:
Cash and cash equivalents	$75,639	$55,940
Accounts receivable, net of allowance for doubtful accounts of $7,254 and $8,125, respectively	42,321	37,859
Receivable from Sprint (Note 3)	27,867	25,623
Inventories, net	6,175	5,465
Assets held for sale (Note 4)	—	389
Prepaid expenses	7,069	7,223
Other current assets	101	63
Total current assets	159,172	132,562
Property and equipment, net (Note 4)	157,577	162,014
Financing costs, net	5,731	6,419
Deferred customer activation costs	3,178	3,816
Intangible assets, net (Note 5)	86,014	90,602
Goodwill (Note 5)	141,783	141,783
Other assets	411	416
Total assets	$553,866	$537,612

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$6,205	$5,051
Accrued expenses	17,335	18,337
Payable to Sprint (Note 3)	47,078	41,067
Deferred revenue	14,336	13,410
Accrued interest	5,287	5,519
Current maturities of long-term debt and capital lease obligations (Note 6)	40	37
Total current liabilities	90,281	83,421
Deferred customer activation fee revenue	3,178	3,816
Interest rate swap (Note 7)	13,596	16,621
Other long-term liabilities	5,872	6,551
Long-term debt and capital lease obligations, excluding current maturities (Note 6)	475,381	475,401
Total liabilities	588,308	585,810

Commitments and contingencies (Note 15)

Stockholders’ Deficiency:
Preferred stock, par value $.01 per share; 25,000,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 17,263,483 and 17,163,221 shares issued, respectively	173	172
Additional paid-in-capital	169,835	167,531
Accumulated deficiency	(186,130)	(199,280)
Accumulated other comprehensive loss (Note 7 and 12)	(13,596)	(16,621)
Treasury stock, at cost; 400,899 and 0 shares, respectively (Note 13)	(4,724)	—
Total stockholders’ deficiency	(34,442)	(48,198)
Total liabilities and stockholders’ deficiency	$553,866	$537,612

(a)    Derived from the Company’s audited financial statements as of December 31, 2008.

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue:
Service revenue	$107,139	$94,174	$211,120	$186,273
Roaming revenue	28,153	31,657	55,773	61,801
Equipment and other	4,867	3,540	9,430	6,955
Total revenue	140,159	129,371	276,323	255,029
Operating Expense:
Cost of service and roaming	71,650	70,463	143,800	138,647
Cost of equipment	15,320	12,874	31,532	24,537
Selling and marketing	17,336	16,444	33,986	34,303
General and administrative	7,736	7,992	16,617	15,080
Gain on Sprint settlement (Note 3)	—	—	(4,273)	—
Depreciation	9,961	11,556	20,247	23,217
Amortization of intangible assets (Note 5)	2,294	2,293	4,588	4,587
Loss on disposal of property and equipment, net	417	248	516	258
Total operating expense	124,714	121,870	247,013	240,629
Operating income	15,445	7,501	29,310	14,400
Interest income	78	384	164	1,104
Interest expense	(7,997)	(8,221)	(16,031)	(17,136)
Other income, net	22	15	27	30
Income (loss) before provision for income tax	7,548	(321)	13,470	(1,602)
Provision for income tax (Note 9)	170	325	320	650
Net income (loss)	$7,378	$(646)	$13,150	$(2,252)

Income (loss) per share of common stock:
Basic	$0.44	$(0.04)	$0.78	$(0.13)
Diluted	$0.43	$(0.04)	$0.77	$(0.13)

Weighted average shares of common stock outstanding:
Basic	16,820,907	17,154,237	16,946,548	17,145,140
Diluted	17,046,214	17,154,237	17,059,469	17,145,140

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Cash Flows from Operating Activities:
Net income (loss)	$13,150	$(2,252)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Loss on disposal of property and equipment	517	258
Depreciation and amortization	24,835	27,804
Non-cash interest expense	688	688
Payment-in-kind interest	1,491	—
Stock-based compensation expense	2,314	3,660
Provision for doubtful accounts	4,864	10,149
Changes in assets and liabilities:
Accounts receivable	(9,326)	(14,945)
Receivable from Sprint	(2,245)	2,025
Inventories, net	(709)	(319)
Prepaid expenses, other current and long-term assets	822	1,068
Accounts payable, accrued expenses and other long-term liabilities	(1,606)	(1,179)
Payable to Sprint	6,011	810
Deferred revenue	289	717
Net cash flows provided by operating activities	41,095	28,484
Cash Flows from Investing Activities:
Purchases of property and equipment	(17,022)	(40,990)
Proceeds from disposition of property and equipment	185	163
Net cash flows used in investing activities	(16,837)	(40,827)
Cash Flows from Financing Activities:
Payments on capital lease obligations	(17)	(15)
Proceeds from the exercise of stock options	—	396
Payment of special cash dividend	(59)	(72)
Repurchase of common stock	(4,483)	(11)
Net cash flows (used in) provided by financing activities	(4,559)	298
Net increase (decrease) in cash and cash equivalents	19,699	(12,045)
Cash and cash equivalents at beginning of period	55,940	77,599
Cash and cash equivalents at end of period	$75,639	$65,554

Supplemental disclosure of cash flow information - cash paid for interest (net of amount capitalized)	$15,536	$17,004
Supplemental disclosure for non-cash investing activities:
Accounts payable and accrued expenses incurred for the acquisition of property, equipment and construction in progress	$1,202	$5,326

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Business and Basis of Presentation

iPCS, Inc. (the “Company” or “iPCS”) is a holding company that operates as a PCS Affiliate of Sprint through three wholly owned subsidiaries: iPCS Wireless, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC. Each of these subsidiaries is a party to separate affiliation agreements with Sprint PCS, the operator of a 100% digital wireless personal communications services (“PCS”) network with licenses to provide voice and data service to the entire United States population. These affiliation agreements grant the iPCS subsidiaries the exclusive right to sell wireless mobility communications network products and services under the Sprint brand in 81 markets, including markets in Illinois, Indiana, Iowa, Michigan, Pennsylvania, Ohio, Maryland, Nebraska, New York, New Jersey, Tennessee and West Virginia.

The unaudited consolidated balance sheets as of June 30, 2009 and December 31, 2008, the unaudited consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, the unaudited consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K which includes information and disclosures not presented herein. All intercompany accounts and transactions have been eliminated in consolidation. Subsequent events have been evaluated through July 31, 2009, the date these financial statements were issued.  In the opinion of management, the unaudited consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments as well as those related to the Company’s settlement of certain disputes with Sprint, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2009 are not indicative of the results that may be expected for the full year 2009.

(2)  Per Share Data

Basic income (loss) per share for the Company is calculated by dividing net income (loss) by the weighted average number of shares of common stock of the Company, outstanding during the period, net of shares held in treasury.   Diluted income per share for the Company is based upon the weighted average number of common and common equivalent shares of common stock of the Company, outstanding during the period, net of shares held in treasury.

Net income and a reconciliation of the weighted average number of shares outstanding, net of shares held in treasury, used in calculating diluted income (loss) per share are as follows (in thousands, except share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income (loss)	$7,378	$(646)	$13,150	$(2,252)

Weighted average shares outstanding - Basic	16,820,907	17,154,237	16,946,548	17,145,140
Net effect of dilutive stock options and restricted shares	225,307	—	112,921	—
Weighted average shares outstanding - Diluted	17,046,214	17,154,237	17,059,469	17,145,140

Net income (loss) per share:
Basic	$0.44	$(0.04)	$0.78	$(0.13)
Diluted	$0.43	$(0.04)	$0.77	$(0.13)

For the three and six months ended June 30, 2008, basic and diluted loss per share are the same because the inclusion of the incremental potential shares of common stock from any assumed exercise of stock options is anti-dilutive. Potential shares of common stock excluded from the income (loss) per share computations because their inclusion would be anti-dilutive were 1,063,353 and 1,082,308 for the three and six months ended June 30, 2009, respectively, and were 1,384,377 for both the three and six months ended June 30, 2008.

(3)  Sprint Agreements

Each of iPCS Wireless, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC has entered into affiliation agreements with Sprint PCS. Under these agreements, which have been amended from time to time, most recently on March 3, 2008, Sprint provides the Company significant support services such as customer service, billing, long distance transport services, national network operations support, national pricing plans, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution, product development and the supply of financial and operational data.

The costs incurred by the Company for the support services provided by Sprint are determined on a per average monthly cash cost per user (“CCPU”) rate and on a monthly cost per gross addition (“CPGA”) rate. For 2008 and 2009, the CCPU rate was $6.50 and $5.85, respectively, as adjusted and subject to further adjustments as described below.  The CPGA rate for each period was $19.00.

The CCPU rate in effect from 2008 through 2010 is to be reduced from the then current rate by $0.15 if the Company hits certain milestones with respect to its voluntary deployment of EV-DO Rev. A, a recent version of the further evolution of code division multiple access (“CDMA”) high-speed data technology called Evolution Data Optimized (“EV-DO”). Specifically, the CCPU rates set forth above are to be reduced by $0.15 from the then current rate when the Company’s EV-DO Rev. A deployment covers at least 6.0 million in population (“POPs”); by another $0.15 from the then current rate when the Company covers at least 7.0 million POPs; and by another $0.15 from the then current rate when the Company covers at least 9.0 million POPs.  The Company’s EV-DO Rev. A deployment exceeded 6.0 million POPs during June 2008 and exceeded 7.0 million POPs during July 2008.  As a result, the CCPU rate was reduced to $6.35 starting July 1, 2008, was further reduced to $6.20 starting August 1, 2008 for the remainder of 2008 and has been reduced to $5.85 and $5.55 for 2009 and 2010, respectively, subject to any further adjustments related to incremental EV-DO Rev. A coverage.

The Company receives roaming revenue when subscribers of Sprint and other PCS Affiliates of Sprint incur minutes of use in the Company’s territories, and the Company incurs expense payable to Sprint and to other PCS Affiliates of Sprint when Sprint subscribers based in the Company’s territory incur minutes of use in the territories of Sprint and other PCS Affiliates of Sprint.  Effective January 1, 2008 through December 31, 2010, subject to adjustment as described below, 3G data roaming is not settled separately with Sprint; however, the Company does settle 3G data roaming separately with the other PCS Affiliates of Sprint. For 2008, reciprocal roaming rates were $0.0400 per minute for voice and 2G data, excluding certain markets as described below, and $0.0003 per kilobyte for 3G data. For 2009, reciprocal roaming rates are $0.0400 per minute for voice and 2G data, excluding certain markets as described below, and $0.0001 per kilobyte for 3G data.

With respect to certain of the Company’s markets in western and eastern Pennsylvania, the Company receives the benefit of a special reciprocal rate for voice and 2G data of $0.1000 per minute. This special rate will terminate, with respect to each of these two sets of markets, on the earlier of December 31, 2011 or the first day of the calendar month which follows the first calendar quarter during which the Company achieves a subscriber penetration rate of at least 7% of the Company’s covered populations in those markets.  The Company does not anticipate reaching a 7% subscriber penetration rate in these markets in the foreseeable future.

Commencing on January 1, 2010, and each January 1 thereafter, either Sprint or the Company may initiate a review to determine whether the 3G data roaming ratio between the two for the prior calendar year has changed by more than 20% from the calendar year that is two years prior. If the ratio has changed by more than 20%, then the parties will commence discussions as to whether an appropriate adjustment in other fees can be made to compensate for such changes. If the parties cannot agree, then the parties will revert to settling 3G data roaming separately and any CCPU reductions related to incremental EV-DO Rev. A coverage, currently totaling $0.30, will be foregone effective January 1 of the year in which such review was initiated.

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

For each of the three and six months ended June 30, 2009 and 2008, approximately 97% of the Company’s revenue was derived from information provided by Sprint on the basis of data within Sprint’s possession and control.  For the three and six months ended June 30, 2009, approximately 60% and 59%, respectively, of the Company’s cost of service and roaming was derived from information provided by Sprint on the basis of data within Sprint’s possession and control.  For each of the three and six months ended June 30, 2008, approximately 58% of the Company’s cost of service and roaming was derived from information provided by Sprint on the basis of data within Sprint’s possession and control.  The Company reviews all such amounts settled to and from Sprint and, in the event the Company believes any such amounts to be erroneous, it may dispute, and has disputed, such settlements in accordance with the procedures set forth in the affiliation agreements with Sprint.  The Company has disputed certain items with Sprint which remain unresolved as of July 31, 2009. The final outcome of these unresolved disputed items is unknown at this time.

On January 22, 2009, the Company reached a settlement with Sprint related to previously disputed 2008 items, which resulted in a Gain on Sprint settlement of $4.3 million being recorded in the Company’s consolidated statement of operations for the six months ended June 30, 2009.

Amounts relating to the Sprint affiliation agreements for the three and six months ended June 30, 2009 and 2008 and as of June 30, 2009 and December 31, 2008 are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Amounts included in the Consolidated Statements of Operations:
Service revenue	$107,139	$94,174	$211,120	$186,273
Roaming revenue	$28,153	$31,657	$55,773	$61,801
Cost of service and roaming:
Roaming	$20,409	$18,304	$39,670	$34,830
Customer service	14,070	13,559	27,916	26,839
Affiliation fees	8,688	7,516	17,269	14,366
Long distance and other	(138)	1,750	488	5,059
Total cost of service and roaming	$43,029	$41,129	$85,343	$81,094
Cost of equipment	$15,320	$12,874	$31,532	$24,537
Selling and marketing	$3,357	$2,521	$5,545	$5,045

	June 30, 2009	December 31, 2008
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$27,867	$25,623
Payable to Sprint	47,078	41,067

(4)  Property and Equipment, Net

Property and equipment consists of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Network assets	$312,538	$295,550
Land	114	114
Building	1,566	1,566
Computer equipment	7,657	6,773
Furniture, fixtures, and office equipment	9,694	9,744
Vehicles	2,814	2,540
Construction in progress	18,862	23,980
Total property and equipment	353,245	340,267
Less accumulated depreciation and amortization	(195,668)	(178,253)
Total property and equipment, net	$157,577	$162,014

During the three months ended June 30, 2009, the Company sold its remaining Motorola equipment, which was replaced by Nortel equipment and held as Assets held for sale.  A loss of approximately $0.3 million was realized upon sale of these assets during the three months ended June 30, 2009.

(5)  Goodwill and Intangible Assets

Goodwill, totaling $141.8 million, represents the excess of purchase price over the fair value of the net assets acquired, including identifiable intangible assets.  Goodwill is not deductible for income tax purposes.

Intangible assets represent the values assigned to the Company’s customer base, the right to provide service under the Sprint affiliation agreements and an FCC license for a small market in Ohio.

The intangible assets relating to the customer base were amortized over the estimated average life of a customer of 30 months.  The intangible assets relating to customer bases were fully amortized as of December 31, 2007.  The intangible assets relating to the right to provide service under the Sprint affiliation agreements are being amortized over the remaining term of the respective agreements. The FCC license was determined to have an indefinite life as it is expected to be renewed with minimal effort and cost.  The FCC license is for sale, however, the Company believes the sale of this asset is unlikely within the next year.

The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license	—	$300	$—	$300
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(40,807)	85,714
Customer base	30 months	71,956	(71,956)	—
	117 months	$198,777	$(112,763)	$86,014

	December 31, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license	—	$300	$—	$300
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(36,219)	90,302
Customer base	30 months	71,956	(71,956)	—
	117 months	$198,777	$(108,175)	$90,602

Amortization expense for the three months ended June 30, 2009 and 2008 was $2.3 million for each period.  Amortization expense for the six months ended June 30, 2009 and 2008 was $4.6 million for each period.  Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows:

Year Ended December 31
2009	$9,176
2010	9,176
2011	9,176
2012	9,176
2013	9,176
Thereafter	44,422
Total	$90,302

(6)  Long-Term Debt

Long-term debt consists of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
First lien senior secured floating rate notes	$300,000	$300,000
Second lien senior secured floating rate notes	175,000	175,000
Capital lease obligations	421	438
Total long-term debt and capital lease obligations	475,421	475,438
Less: current maturities	(40)	(37)
Long-term debt and capital lease obligations, excluding current maturities	$475,381	$475,401

First Lien and Second Lien Senior Secured Floating Rate Notes

The Company has outstanding $475.0 million in aggregate principal amount of senior secured notes, consisting of $300.0 million in aggregate principal amount of First Lien Senior Secured Floating Rate Notes due 2013 (“First Lien Notes”) and $175.0 million in aggregate principal amount of Second Lien Senior Secured Floating Rate Notes due 2014 (“Second Lien Notes” and together with the First Lien Notes, the “Secured Notes”).  The offering of the Secured Notes closed on April 23, 2007.

The Secured Notes are senior secured obligations of the Company and are unconditionally guaranteed on a senior secured basis by all the Company’s existing and future domestic restricted subsidiaries. The First Lien Notes are secured by a first priority security interest, subject to permitted liens, in substantially all of the assets of the Company and its subsidiary guarantors, including, but not limited to: (1) all the capital stock of each restricted subsidiary owned by the Company, or any subsidiary guarantor; (2) all deposit accounts, security accounts, accounts receivable, inventory, investment property, inter-company notes, general intangible assets, equipment, instruments, contract rights, chattel paper, promissory notes and leases; (3) all fixtures; (4) patents, trademarks, copyrights and other intellectual property; and (5) all proceeds of, and all other amounts arising from, the collection, sale, lease, exchange, assignment, licensing, or other disposition or realization of the foregoing assets (collectively the “Collateral”); provided that the security documents provide that a portion of the capital stock of any subsidiary shall automatically be deemed released from, and not to have been a part of, the Collateral to the extent necessary so as not to require the preparation and filing with the SEC of separate audited financial statements of such subsidiary pursuant to Rule 3-16 of the SEC’s accounting rules and regulations. The Second Lien Notes are secured by a second priority security interest, subject to permitted liens, in the Collateral.

The indentures governing the Secured Notes contain covenants which restrict the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, merge, pay dividends, dispose of its assets, and certain other matters as defined in the indentures.  At June 30, 2009, the Company believes it was in compliance with these covenants.

Interest on the First Lien Notes accrues at an annual rate equal to three-month LIBOR plus 2.125% and is payable quarterly in cash on February 1, May 1, August 1 and November 1 of each year. Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 3.25% and is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The Company may elect to pay interest on the Second Lien Notes entirely in cash or entirely by increasing the principal amount of the Second Lien Notes (“Payment-in-kind interest” or “PIK Interest”).  PIK Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 4.0%. Since issuance, the Company has paid all of its interest relating to the Second Lien Notes in cash. The Company has elected PIK Interest in relation to its August 1, 2009, November 1, 2009 and February 1, 2010 interest payments on the Second Lien Notes. Accrued PIK Interest is reflected in Accrued interest until the interest payment date, when it will be reflected as additional principal of the Second Lien Notes.  The Company has made no other decisions regarding the future election of PIK Interest. Three-month LIBOR for the Secured Notes resets on February 1, May 1, August 1 and November 1 of each year and was 1.03% on June 30, 2009.

Capital Lease Obligations

Interest on capital lease obligations is all at fixed rates, which, on a weighted average basis, approximated 12.5% per annum at June 30, 2009.

(7)  Interest Rate Swap

On July 20, 2007, the Company entered into an interest rate swap to manage interest rate risks associated with a portion of its variable rate debt.  The interest rate swap agreement is for a notional amount of $300.0 million associated with the interest on the Company’s First Lien Notes effective August 1, 2007 for a period of three years. Under this agreement, the Company receives interest at a floating rate of three-month LIBOR and pays interest at a fixed rate of 5.34%, resulting in an effective interest rate for the First Lien Notes of 7.47% throughout the term of the swap. The interest rate swap agreement qualifies and is designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, the swap is accounted for as an asset or liability in the consolidated balance sheets at fair value, including adjustment for nonperformance risk in accordance with SFAS No. 157, “Fair Value Measurements.” Changes in fair value of the effective portion of the swap are recorded in Accumulated other comprehensive loss (“AOCL”), net of income taxes, until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffective changes in the value of the swap are recognized currently as interest expense in the consolidated statements of operations.  No component of the interest rate swap is excluded from the assessment of effectiveness and no ineffectiveness has been recognized on the swap since inception.

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

See Note 8 for information regarding fair values of the interest rate swap as of June 30, 2009 and December 31, 2008.

The following table presents the impact of our interest rate swap on our Consolidated Statements of Operations and Consolidated Balance Sheets for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Amount of Loss (Income) Recognized in AOCL on the Interest Rate Swap (Effective Portion)		Amount of Loss Reclassified into Interest Expense (Effective Portion)		Amount of (Gain) Loss Recognized in Interest Expense on the Interest Rate Swap (Ineffective Portion)
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
Liabilities	2009	2008	2009	2008	2009	2008

Interest rate swap	$1,374	$(6,644)	$3,237	$1,781	$—	$—

	Amount of Loss Recognized in AOCL on the Interest Rate Swap (Effective Portion)		Amount of Loss Reclassified into Interest Expense (Effective Portion)		Amount of (Gain) Loss Recognized in Interest Expense on the Interest Rate Swap (Ineffective Portion)
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
Liabilities	2009	2008	2009	2008	2009	2008

Interest rate swap	$2,802	$2,438	$5,827	$2,944	$—	$—

The amount of loss recorded in Accumulated other comprehensive loss at June 30, 2009 that is expected to be reclassified to interest expense in the next twelve months if interest rates underlying the Company’s fair value calculations remain unchanged is approximately $13.4 million.

(8)  Fair Value Measurements

Fair value estimates and assumptions and methods used to estimate the fair value of the Company’s assets and liabilities are made in accordance with the requirements of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” and SFAS No. 157, “Fair Value Measurements.”

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain assets and liabilities at fair value, including the Company’s money market funds, commercial paper and interest rate swap.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009				December 31,
		Level 1	Level 2	Level 3	2008
	Fair Value	Inputs	Inputs	Inputs	Fair Value
Assets:
Money market funds(a)	$69,458	$—	$69,458	$—	$27,194
Commercial paper(a)	—	—	—	—	14,117
Total assets measured at fair value	$69,458	$—	$69,458	$—	$41,311
Liabilities:
Interest rate swap(b)	$13,596	$—	$13,596	$—	$16,621
Total liabilities measured at fair value	$13,596	$—	$13,596	$—	$16,621

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

The following table presents carrying value and estimated fair value of the Company’s financial instruments that are carried at historical cost (in thousands):

	June 30, 2009		December 31, 2008
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
First lien senior secured floating rate notes(a)	$300,000	$234,000	$300,000	$211,500
Second lien senior secured floating rate notes(a)	175,000	119,000	175,000	105,875

(a)                                  The fair values of the Company’s senior secured floating rate notes are based on third party estimates using recent trading activity and other relevant market information.

(9)  Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. There was no federal income tax expense recorded for the three and six months ended June 30, 2009, as income generated is offset by the utilization of previously recorded net operating loss carryforwards (“NOL’s”) and the reversal of the related valuation allowance.  No federal or state income tax benefit has been recorded for the three and six months ended June 30, 2008, as the net deferred income tax asset generated, primarily from temporary differences related to the NOL, was offset by a full valuation allowance because it is considered more likely than not that these benefits will not be realized due to the Company’s history of net operating losses prior to January 1, 2009. The income tax provision for each of the three and six months ended June 30, 2009 and 2008 relate to state income taxes which are estimated based upon the taxable income generated in each state.

In July 2009, in relation to the built-in gain provisions of Internal Revenue Code Section 382, the five-year period subsequent to the ownership change that occurred in July 2004 upon the Company’s emergence from bankruptcy lapsed; resulting in the Company’s inability to utilize NOL’s beyond the annual limitation and realized built-in gains.  Consequently, approximately $111 million of NOL’s, from a total of approximately $528 million of NOL’s, are no longer available to be realized by the Company as of July 2009.  This will have no impact on net income as these NOL’s were fully reserved with a valuation allowance.

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

iPCS Plan.  Under the iPCS Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards and cash incentive awards. The stock options awarded to date under the iPCS Plan have a ten-year term with vesting on a quarterly basis over four years for employees and quarterly over one year for directors. Restricted stock awards granted to date to employees under the iPCS Plan vest over various periods ranging from a quarterly basis over four years to vesting entirely at the end of two or three years.  The iPCS Plan provides for the accelerated vesting of awards in the event of a change in control (as defined in the iPCS Plan). Additionally, the iPCS Plan provides that a share of stock issued in connection with any full value award during the period starting May 22, 2008 and through June 15, 2009 shall reduce the total number of shares that may be awarded by 1.78. On June 16, 2009, the Company’s stockholders approved the Third Amended and Restated iPCS Plan, which included an increase of 1,900,000 in the number of shares available for issuance.  Giving effect to this amendment, the total number of shares that may be awarded under the iPCS Plan is 4,592,630 shares of common stock, of which amount, 2,064,606 shares remained available for awards as of June 30, 2009.

The Company did not award any stock options during the three months ended June 30, 2009.  During the six months ended June 30, 2009, the Company awarded 332,452 stock options to management and the Board of Directors at an exercise price of $8.76, which was the closing price on the date of grants.  The fair value of each grant is estimated at the grant date using the Black-Scholes option pricing method.  The table below outlines the assumptions used for the options granted during the six months ended June 30, 2009:

	For the Six Months Ended June 30, 2009
	Range	Weighted Average
Risk-free interest rate	2.50% to 2.66%	2.63%
Volatility		70.00%
Dividend yield		0.00%
Expected life in years		5.85
Fair value price		$5.54

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

The “Adjustment Factor” was 0.78282 which was equal to one minus the percentage reduction in the closing sale price of a share of stock on the Adjustment Date reported by the NASDAQ Stock Market at the regular hours closing price (“Closing Price”) as compared to the Closing Price of a share of stock on the Adjustment Date minus $11.00. In addition, on the Adjustment Date, the number of shares under the iPCS Plan and the Horizon Plan was adjusted by dividing the number of shares of stock reserved for issuance by the Adjustment Factor; thereby increasing the number of shares reserved for issuance. The modification resulted in an additional 184,537 shares to 72 employees and directors who had options outstanding on the modification date. With this modification, the Company will record additional stock-based compensation expense of approximately $6.5 million, of which approximately $3.2 million was recorded as of the date of modification and the remainder is being recognized over the remaining vesting period for the options, subject to reduction for forfeitures. An additional $0.1 million of compensation expense related to the modification was recorded in the three and six months ended June 30, 2009 and an additional $0.5 million and $0.9 million was recorded in the three and six months ended June 30, 2008, respectively, with the quarterly vesting of stock options.  As of June 30, 2009, approximately $0.4 million of additional stock-based compensation expense related to this modification remains to be recognized over the remaining vesting period of the options.

The following table shows stock-based compensation expense by type of share-based award for the three and six months ended June 30, 2009 and 2008 included in the consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Restricted stock	$329	$274	$584	$554
Fair value expense of stock option awards	800	1,087	1,600	2,186
Fair value expense of stock option modifications related to special cash dividend (Note 11)	65	458	130	920
Total stock-based compensation	$1,194	$1,819	$2,314	$3,660

The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in millions)	(in years)
Restricted stock	$2.2	1.84
Fair value expense of stock option awards	7.4	2.50

Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Cost of service and roaming	$89	$163	$169	$326
Selling and marketing	144	204	280	417
General and administrative	961	1,452	1,865	2,917
Total stock-based compensation	$1,194	$1,819	$2,314	$3,660

The following is a summary of options outstanding and exercisable at June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2008	1,397,947	$22.80
Granted	332,452	8.76
Exercised	—	—
Forfeited	(420)	39.47
Expired	(27,165)	20.51
Outstanding at June 30, 2009	1,702,814	$20.09	7.80	$4,390
Exercisable at June 30, 2009	957,845	$20.00	6.92	$2,708

The following is a summary of activity for the three months ended June 30, 2009 related to the Company’s restricted shares granted under its long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at December 31, 2008	56,534	$36.32
Granted	101,200	8.76
Vested	(8,691)	43.20
Forfeited	(200)	8.76
Restricted shares at June 30, 2009	148,843	$17.22

The iPCS Plan permits, at the employee’s direction, the surrendering of common shares to satisfy certain tax withholding obligations in connection with vesting of restricted stock.

(11)  Special Cash Dividend

On April 26, 2007, the Board of Directors declared a special cash dividend of $11.00 per share, approximately $187.0 million in the aggregate, payable to all holders of record of the Company’s common stock on May 8, 2007.  Of this amount, approximately $186.5 million was paid on May 16, 2007.  The remaining unpaid dividends relate to restricted stock awards and are being paid out starting in July 2007 as these awards vest.  As of June 30, 2009, approximately $0.2 million of this dividend remains to be paid.

(12)  Comprehensive Income (Loss)

Comprehensive income (loss), which includes all changes in the Company’s equity during the period except transactions with stockholders, consisted of the following for the three and six months ended June 30, 2009 and 2008 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income (loss)	$7,378	$(646)	$13,150	$(2,252)
Other comprehensive income — Unrealized income on interest rate swap, net of tax	1,863	8,425	3,025	506
Comprehensive income (loss)	$9,241	$7,779	$16,175	$(1,746)

(13)  Stock Repurchase Plan

On January 30, 2009, the Company’s Board of Directors authorized the repurchase of up to $15.0 million of the Company’s common stock in a stock repurchase program during the 12-month period beginning on the date of authorization. The Company may purchase shares from time to time in open market or privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares and may be discontinued at any time.  Pursuant to this stock repurchase program, during the six months ended June 30, 2009, the Company purchased 400,899 shares of its common stock at an average price of $11.78 per share for approximately $4.7 million, of which approximately $4.5 million had been settled in cash as of June 30, 2009.  As of June 30, 2009, approximately $10.3 million remained available under the stock repurchase program.  These repurchased shares are reflected as Treasury stock, at cost in the Consolidated Balance Sheet as of June 30, 2009.

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

In April 2009, the FASB issued Staff Position SFAS 115-2 and Staff Position SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This Staff Position provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This Staff Position is effective for interim and annual periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company adopted the provisions of this Staff Position effective for the interim period ended March 31, 2009.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 for the interim period ended June 30, 2009.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity.  SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009.  The Company does not anticipate that the implementation of SFAS 167 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The adoption of SFAS 168 is not expected to have a material effect on the Company’s consolidated financial statements.

(15)  Commitments and Contingencies

(a)  Commitments

On March 13, 2009, the Company signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling approximately $19.7 million in aggregate, consisting of a non-cancelable purchase of approximately $14.8 million of equipment and services and an option to purchase up to an additional approximately $4.9 million of equipment and services.  Under this letter of agreement, the Company agreed to return to Nortel Networks certain equipment replaced by the purchased equipment by March 1, 2010.  As of June 30, 2009, the Company has submitted non-cancelable purchase orders for approximately $14.8 million of equipment and services and therefore has no remaining commitment under this letter of agreement to submit additional non-cancelable purchase orders.  As of June 30, 2009, the Company has received and paid for $6.7 million of equipment and services and has returned approximately half of the replaced equipment to Nortel. The remaining replaced equipment is expected to be returned to Nortel by the end of 2009.

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

On January 30, 2009, the Circuit Court entered its final order, as directed by the Supreme Court, providing that:

•                  Sprint, and those acting in concert with it, must cease owning, operating and managing the Nextel wireless network in iPCS Wireless’s service area.

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

(16)  Consolidating Financial Information

The Secured Notes are fully, unconditionally and jointly and severally guaranteed by the Company’s domestic restricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., Bright PCS Holdings, Inc. and Bright Personal Communications Services, LLC, which are 100% owned subsidiaries of iPCS, Inc. (see Note 6). The following consolidating financial information for iPCS, Inc. as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 is presented for iPCS, Inc. and the Company’s guarantor subsidiaries (in thousands):

Condensed Consolidating Balance Sheet

As of June 30, 2009

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$75,639	$—	$75,639
Intercompany receivables	545,218	284,484	(829,702)	—
Other current assets	369	83,164	—	83,533
Total current assets	545,587	443,287	(829,702)	159,172
Property and equipment, net	—	157,577	—	157,577
Intangible assets, net	—	227,797	—	227,797
Other noncurrent assets	5,731	3,589	—	9,320
Investment in subsidiaries	193,178	—	(193,178)	—
Total assets	$744,496	$832,250	$(1,022,880)	$553,866
Intercompany payable	$284,484	$545,218	$(829,702)	$—
Other current liabilities	5,770	84,511	—	90,281
Total current liabilities	290,254	629,729	(829,702)	90,281
Long-term debt	475,000	381	—	475,381
Other long-term liabilities	13,684	8,962	—	22,646
Total liabilities	778,938	639,072	(829,702)	588,308
Stockholders’ equity (deficiency)	(34,442)	193,178	(193,178)	(34,442)
Total liabilities and stockholders’ equity (deficiency)	$744,496	$832,250	$(1,022,880)	$553,866

Condensed Consolidating Balance Sheet

As of December 31, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$55,940	$—	$55,940
Intercompany receivable	526,494	263,002	(789,496)	—
Other current assets	615	76,007	—	76,622
Total current assets	527,109	394,949	(789,496)	132,562
Property and equipment, net	—	162,014	—	162,014
Intangible assets, net	—	232,385	—	232,385
Other noncurrent assets	6,419	4,232	—	10,651
Investment in subsidiaries	178,803	—	(178,803)	—
Total assets	$712,331	$793,580	$(968,299)	$537,612
Intercompany payable	$263,001	$526,495	$(789,496)	$—
Other current liabilities	5,790	77,631	—	83,421
Total current liabilities	268,791	604,126	(789,496)	83,421
Long-term debt	475,000	401	—	475,401
Other long-term liabilities	16,738	10,250	—	26,988
Total liabilities	760,529	614,777	(789,496)	585,810
Stockholders’ equity (deficiency)	(48,198)	178,803	(178,803)	(48,198)
Total liabilities and stockholders’ equity (deficiency)	$712,331	$793,580	$(968,299)	$537,612

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$140,159	$—	$140,159
Cost of revenue	—	86,970	—	86,970
Selling and marketing	—	17,336	—	17,336
General and administrative	605	7,131	—	7,736
Depreciation and amortization	—	12,255	—	12,255
Loss on disposal of property and equipment, net	—	417	—	417
Total operating expense	605	124,109	—	124,714
Other, net	—	(7,897)	—	(7,897)
Income in subsidiaries	7,983	—	(7,983)	—
Income before provision for income tax	7,378	8,153	(7,983)	7,548
Provision for income tax	—	170	—	170
Net income	$7,378	$7,983	$(7,983)	$7,378

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$129,371	$—	$129,371
Cost of revenue	—	83,337	—	83,337
Selling and marketing	—	16,444	—	16,444
General and administrative	763	7,229	—	7,992
Depreciation and amortization	—	13,849	—	13,849
Loss on disposal of property and equipment, net	—	248	—	248
Total operating expense	763	121,107	—	121,870
Other, net	1	(7,823)	—	(7,822)
Income in subsidiaries	116	—	(116)	—
Income (loss) before provision for income tax	(646)	441	(116)	(321)
Provision for income tax	—	325	—	325
Net income (loss)	$(646)	$116	$(116)	$(646)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$276,323	$—	$276,323
Cost of revenue	—	175,332	—	175,332
Selling and marketing	—	33,986	—	33,986
General and administrative	1,226	15,391	—	16,617
Gain on Sprint settlement	—	(4,273)	—	(4,273)
Depreciation and amortization	—	24,835	—	24,835
Loss on disposal of property and equipment, net	—	516	—	516
Total operating expense	1,226	245,787	—	247,013
Other, net	—	(15,840)	—	(15,840)
Income in subsidiaries	14,376	—	(14,376)	—
Income before provision for income tax	13,150	14,696	(14,376)	13,470
Provision for income tax	—	320	—	320
Net income	$13,150	$14,376	$(14,376)	$13,150

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$255,029	$—	$255,029
Cost of revenue	—	163,184	—	163,184
Selling and marketing	—	34,303	—	34,303
General and administrative	1,475	13,605	—	15,080
Depreciation and amortization	—	27,804	—	27,804
Loss on disposal of property and equipment, net	—	258	—	258
Total operating expense	1,475	239,154	—	240,629
Other, net	2,212	(18,214)	—	(16,002)
Loss in subsidiaries	(2,989)	—	2,989	—
Loss before provision for income tax	(2,252)	(2,339)	2,989	(1,602)
Provision for income tax	—	650	—	650
Net loss	$(2,252)	$(2,989)	$2,989	$(2,252)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$4,542	$36,553	$—	$41,095
Investing activities	—	(16,837)	—	(16,837)
Financing activities	(4,542)	(17)	—	(4,559)
Net increase in cash and cash equivalents	—	19,699	—	19,699
Cash and cash equivalents at beginning of period	—	55,940	—	55,940
Cash and cash equivalents at end of period	$—	$75,639	$—	$75,639

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$(312)	$28,796	$—	$28,484
Investing activities	—	(40,827)	—	(40,827)
Financing activities	312	(14)	—	298
Net decrease in cash and cash equivalents	—	(12,045)	—	(12,045)
Cash and cash equivalents at beginning of period	—	77,599	—	77,599
Cash and cash equivalents at end of period	$—	$65,554	$—	$65,554

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

The following is an analysis of our results of operations, liquidity and capital resources and should be read in conjunction with the unaudited Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to, the risks and uncertainties listed in the next section entitled “Forward-Looking Statements” and other factors discussed elsewhere herein and in our other filings with the SEC.

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

•                  the compliance by Sprint with the judgment and orders of the Circuit Court of Cook County, Illinois requiring Sprint to cease owning and operating the Nextel network in iPCS Wireless, Inc.’s territory, including Sprint’s plans for the Nextel business going forward and its announcement of its intention to sell certain of its Nextel assets in our territory in light of that judgment (and whether any such sale would be in compliance with the Circuit Court’s rulings);

•                  the impact and final outcome of our litigation with Sprint regarding Sprint’s WiMax transaction with Clearwire, including Sprint’s plans for the Sprint-Clearwire transaction going forward in light of any future outcome;

•                  the impact and final outcome of our current and future disputes with Sprint under the affiliation agreements;

•                  changes in Sprint’s affiliation strategy;

•                  the ability of Sprint PCS to alter the terms of our affiliation agreements with it, including program requirements;

•                  the ongoing effectiveness of Sprint’s network as a result of Sprint’s outsourcing of its network maintenance and the effect of any network deterioration on our results of operations;

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

•                  our potential need for additional capital or the need for refinancing any of our existing indebtedness;

•                  our potential inability to profitably expand existing products and services or launch new products and services, including a prepaid offering;

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

Business Overview

As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in 81 markets including markets in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. Our territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), Central Illinois (Peoria, IL, Springfield, IL, Decatur, IL and Champaign, IL), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our PCS network is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, co-branded dealers, major national retailers and local third party distributors. As of June 30, 2009, our licensed territory had a total population of approximately 15.1 million residents, of which our wireless network covered approximately 12.6 million residents, and we had approximately 710,200 subscribers.

Relationship with Sprint

Our relationship with Sprint is the most significant relationship we have and is essential to the current operation of our business. The terms of our relationship are set forth in the affiliation agreements between certain of our subsidiaries and Sprint PCS. Pursuant to these affiliation agreements, we agreed to offer CDMA services using Sprint’s spectrum under the Sprint brand name on a wireless network built and operated at our own expense. We believe that our strategic relationship with Sprint provides significant competitive advantages. In particular, we believe that our affiliation agreements with Sprint allow us to offer high quality, nationally branded wireless voice and data services for lower cost and lower capital requirements than would otherwise be possible.

We have been, and continue to be, engaged in litigation with Sprint regarding its 2005 merger with Nextel and, more recently, its Sprint-Clearwire transaction through which Sprint and Clearwire are developing a nationwide mobile 4G WiMax network. Sprint’s operation of the legacy Nextel business in our Horizon and Bright territories must comply with the August 2006 ruling of the Delaware Court of Chancery. The Circuit Court of Cook County, Illinois has required Sprint to cease owning, operating and managing the Nextel wireless network in iPCS Wireless’s territory on or before January 25, 2010, subject to Sprint being able to request an extension under certain circumstances. While Sprint has recently announced that it intends to sell certain of its Nextel assets located in iPCS Wireless’s territory, such actions may or may not comply with the Circuit Court’s order.  We intend to diligently monitor Sprint’s actions and take such steps as may be appropriate to ensure full compliance by Sprint with the Circuit Court’s order.  Similarly, we do not know Sprint’s intentions for complying with any future court rulings related to the Sprint-Clearwire transaction, or the impact on our business of Sprint’s actions or inactions in that case. We intend to continue to vigorously protect and enforce our rights, but there is no assurance that we will prevail. For a detailed discussion of our litigation with Sprint, see “—Commitments and Contingencies” below.

Under our affiliation agreements with Sprint PCS, the costs we incur for the support services provided by Sprint are determined on a per average monthly cash cost per user (“CCPU”) rate and on a monthly cost per gross addition (“CPGA”) rate. Pursuant to our affiliation agreements with Sprint PCS, the currently applicable CCPU and CPGA rates through 2010, adjusted for achieved milestone reductions as described below, are as follows:

Year	CCPU		CPGA
2008 January – June	$6.50		$19.00
July	$6.35		$19.00
August – December	$6.20		$19.00
2009	$5.85	*	$19.00
2010	$5.55	*	$19.00

*                                         Subject to further adjustments as described below.

Beginning on January 1, 2011, the rates will be reset each year based on the amount necessary to recover Sprint PCS’s reasonable costs for providing these services to us and the other PCS Affiliates of Sprint.

The CCPU rate in effect from 2008 through 2010 is to be reduced from the then current rate by $0.15 if we hit certain milestones with respect to our voluntary deployment of EV-DO Rev. A, a version of the further evolution of code division multiple access (“CDMA”) high-speed data technology called Evolution Data Optimized (“EV-DO”). Specifically, the CCPU rates set forth above are to be reduced by $0.15 from the then-current rate when our EV-DO Rev. A deployment covers at least 6.0 million in population (“POPs”), by another $0.15 from the then-current rate when we cover at least 7.0 million POPs; and by another $0.15 from the then-current rate when we cover at least 9.0 million POPs. Our EV-DO Rev. A deployment coverage exceeded 6.0 million POPs during June 2008 and exceeded 7.0 million POPs during July 2008. As a result, our CCPU rate was reduced to $6.35 starting July 1, 2008, was further reduced to $6.20 starting August 1, 2008 for the remainder of 2008 and has been reduced to $5.85 and $5.55 in 2009 and 2010, respectively, subject to any further adjustments related to incremental EV-DO Rev. A coverage. As of June 30, 2009, our EV-DO Rev. A deployment covered approximately 7.4 million POPs.

We receive roaming revenue when subscribers of Sprint and other PCS Affiliates of Sprint incur minutes of use in our territories, and we incur expense to Sprint and to other PCS Affiliates of Sprint when our subscribers incur minutes of use in the territories of Sprint and other PCS Affiliates of Sprint. Effective January 1, 2008 through December 31, 2010, subject to adjustment as described below, 3G data roaming is not settled separately with Sprint; however, we do settle 3G data roaming separately with the other PCS Affiliates of Sprint. Pursuant to our affiliation agreements with Sprint PCS, the reciprocal roaming rates through 2010 are as follows:

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

Commencing on January 1, 2010, and each January 1 thereafter, either Sprint or we may initiate a review to determine whether the 3G data roaming ratio between us for the prior calendar year has changed by more than 20% from the calendar year that is two years prior. If the ratio has changed by more than 20%, then the parties will commence discussions as to whether an appropriate adjustment in other fees can be made to compensate for such change. If the parties cannot agree, then the parties will revert to settling 3G data roaming separately and any CCPU reductions related to incremental EV-DO Rev. A coverage, currently totaling $0.30, will be foregone effective January 1 of the year in which such review was initiated.

The majority of our revenues and cost of service and roaming is derived from information provided by Sprint on the basis of data within Sprint’s possession and control.  We review all such amounts settled to and from Sprint and, in the event we believe any such amounts to be erroneous, we may dispute, and have disputed, such settlements in accordance with the procedures set forth in the affiliation agreements with Sprint.  We have disputed certain items with Sprint which remain unresolved as of July 31, 2009. The final outcome of these unresolved disputed items is unknown at this time.

On January 22, 2009, we reached a settlement with Sprint related to previously disputed 2008 items, which resulted in a Gain on Sprint settlement of $4.3 million being recorded in our consolidated statement of operations for the six months ended June 30, 2009.

Consolidated Results of Operations

Summary

For the three and six months ended June 30, 2009 our net income was $7.4 million and $13.2 million, respectively, compared to net losses of $0.6 million and $2.3 million for the three and six months ended June 30, 2008.  Net income for the six months ended June 30, 2009 includes a $4.3 million gain related to a Sprint settlement. The three and six months ended June 30, 2009 reflected higher subscriber revenue, attributable to our larger subscriber base and higher ARPU, as compared to the same periods in 2008. Bad debt expense decreased in the three and six months ended June 30, 2009, reflecting a decrease in uncollectable accounts compared to the 2008 periods. Offsetting the increased subscriber revenue and reduced bad debt expense for the three and six months ended June 30, 2009 were higher costs related to servicing a larger network and larger subscriber base, higher Sprint litigation related expenses and a decrease in our roaming margin as compared to the 2008 periods.  Despite lower gross subscriber additions, acquisition costs for new activations increased in the three and six months ended June 30, 2009 reflecting higher commissions, related to the sale of more expensive rate plans and an increase in the percentage of gross additions coming from distribution channels with higher commission structures, as well as higher handset subsidy costs as compared to the 2008 periods, offset by lower fixed costs related to company-owned retail stores.

Presented below is a more detailed comparative data and discussion regarding our consolidated results of operations for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.

For the Three and Six Months Ended June 30, 2009 compared to the Three and Six Months Ended June 30, 2008

Results of operations for any period less than one year are not necessarily indicative of results of operations for a full year.

Key Performance Metrics.

Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics that we use for the relevant time periods:

	As of and for the Three Months Ended June 30,		Increase/		Percent
	2009	2008	(Decrease)		Change
Total Subscribers	710,200	654,000	56,200		8.6%
Gross Subscriber Additions	55,300	61,800	(6,500)		(10.5)
Net Subscriber Additions	10,100	13,400	(3,300)		(24.6)
Churn	2.0%	2.3%	(0.3	)pts	n/a
ARPU	$50.70	$48.44	$2.26		4.7
CPGA	$429	$358	$71		19.8

	As of and for the Six Months Ended June 30,		Increase/		Percent
	2009	2008	(Decrease)		Change
Total Subscribers	710,200	654,000	56,200		8.6%
Gross Subscriber Additions	115,900	121,000	(5,100)		(4.2)
Net Subscriber Additions	19,100	24,100	(5,000)		(20.7)
Churn	2.1%	2.3%	(0.2	)pts	n/a
ARPU	$50.28	$48.44	$1.84		3.8
CPGA	$415	$378	$37		9.8

Subscriber Additions.     Gross subscriber additions decreased in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, reflecting tightened credit standards and increased overall wireless penetration in our markets.  Net subscriber additions were positively impacted by lower overall churn percentages, offset by the effect of churn on our larger average subscriber base in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008.

Churn.     Churn for the three and six months ended June 30, 2009 was lower than for the comparable 2008 periods reflecting improvements in churn from credit-related deactivations.  The decrease in involuntary churn for the six months ended June 30, 2009 was partially offset by increased voluntary churn.  At June 30, 2009, approximately 81% of our subscribers were under contract compared to 87% at June 30, 2008.

Average Revenue Per User.  ARPU was positively affected by an increase in monthly recurring revenue per subscriber for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008. These increases reflect the growing popularity of Sprint’s “Simply Everything,” “Everything” and “Talk/Message” plans.  Additionally, ARPU was positively impacted in the 2009 periods by moderating customer care related credits provided by Sprint to customers in our territory. Average monthly credits per subscriber, including promotional credits, were $5.67 and $5.80 for the three and six months ended June 30, 2009, respectively, as compared to $6.65 and $6.54 for the three and six months ended June 30, 2008, respectively.  Partially offsetting these positive trends, ARPU was negatively affected by decreases in customer plan overage charges and roaming charges for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008. These decreases also reflect the growing popularity of Sprint’s all inclusive plans.

Cost Per Gross Addition.  Variable costs per gross addition increased by $59 and $39 in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, reflecting higher commission costs, related to the sale of more expensive rate plans and an increase in the percentage of gross additions coming from distribution channels with higher commission structures, as well as higher handset subsidy costs. Fixed costs per gross addition increased $12 in the three months ended June 30, 2009 as compared to the same period in 2008, reflecting a decrease in gross subscriber additions of 11%, offset by a reduction in company-owned retail presence in favor of more exclusive Sprint co-branded dealers.  Fixed costs per gross addition decreased $2 in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, reflecting the reduction in our company-owned retail presence, offset by a decrease in gross subscriber additions of 4%.  At June 30, 2009, we owned and operated 37 retail stores and contracted with 127 exclusive Sprint co-branded dealers compared to 43 retail stores and 104 exclusive Sprint co-branded dealers at June 30, 2008.

Revenue.

The following tables set forth a breakdown of revenue by type (dollars in thousands):

	For the Three Months Ended June 30,		Increase/	Percent
	2009	2008	(Decrease)	Change
Service revenue	$107,139	$94,174	$12,965	13.8%
Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint	21,265	23,530	(2,265)	(9.6)
Roaming revenue from other wireless carriers	3,990	4,216	(226)	(5.4)
Reseller revenue	2,898	3,911	(1,013)	(25.9)
Equipment and other revenue	4,867	3,540	1,327	37.5
Total revenue	$140,159	$129,371	$10,788	8.3

	For the Six Months Ended June 30,		Increase/	Percent
	2009	2008	(Decrease)	Change
Service revenue	$211,120	$186,273	$24,847	13.3%
Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint	40,876	46,152	(5,276)	(11.4)
Roaming revenue from other wireless carriers	8,760	7,756	1,004	12.9
Reseller revenue	6,137	7,893	(1,756)	(22.2)
Equipment and other revenue	9,430	6,955	2,475	35.6
Total revenue	$276,323	$255,029	$21,294	8.3

•                     Service revenue. Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes and data kilobytes over plan, long distance, roaming usage charges, other feature revenue and late payment fee and early cancellation fee revenues. Deductions for billing adjustments, promotional credits and certain customer care credits are recorded as a reduction to service revenue. Our service revenue growth in 2009 over the prior year three and six month periods consists of $8.2 million and $17.1 million, respectively, from a higher average subscriber base and $4.8 million and $7.7 million, respectively, from increases in ARPU.

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

For 2008 and 2009, the reciprocal roaming rate is $0.0400 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania).  For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, voice roaming revenue from subscribers of Sprint and other PCS Affiliates of Sprint, including toll revenue, decreased by $2.3 million and $5.2 million, respectively, reflecting decreases in roaming minutes and roaming toll minutes, as derived from information provided by Sprint.

For 2009 and 2008, the reciprocal roaming rate for data traffic was $0.0001 per kilobyte and $0.0003 per kilobyte, respectively.  3G data roaming revenue from other PCS Affiliates of Sprint decreased by $0.1 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 reflecting the decrease in the reciprocal rate, offset by increased kilobyte traffic from subscribers of other PCS Affiliates of Sprint on our network.

•                     Roaming revenue from other wireless carriers. We receive roaming revenue from wireless carriers other than Sprint PCS and other PCS Affiliates of Sprint when subscribers of such other wireless carriers roam in our territory. We do not have agreements with these other wireless carriers. Instead, we rely on the roaming arrangements Sprint PCS has negotiated with these carriers and are unable to set terms and prices or otherwise monitor these relationships. We are paid on a per minute basis for voice and 2G data and on a per kilobyte basis for 3G data traffic pursuant to these agreements. For the three and six months ended June 30, 2009, roaming minutes were 47.6 million and 123.2 million, respectively, compared to 81.9 million and 152.0 million for the three and six months ended June 30, 2008, decreases of 42% and 19%, respectively. The average per minute rate, including toll, decreased from $0.045 per minute and $0.047 per minute for the three and six months ended June 30, 2008, respectively, to $0.036 per minute and $0.041 per minute for the three and six months ended June 30, 2009, respectively. Data roaming revenue from other wireless carriers totaled $2.3 million and $3.7 million for the three and six months ended June 30, 2009 compared with $0.5 million and $0.6 million for the three and six months ended June 30, 2008, reflecting increased proliferation and usage of 3G devices. The majority of our roaming revenue from other wireless carriers is derived from customers of Alltel, which was acquired by Verizon Wireless in January 2009. As a result, in 2009 we have experienced a decrease and expect to experience a further decrease in our roaming revenue from Alltel.

•                    Reseller revenue. Through Sprint PCS we allow resellers, known as MVNOs, the largest of which is Virgin Mobile, to use our network. Pursuant to these arrangements, we are paid on a per minute and per kilobyte basis. The decreases in reseller revenue for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 reflect decreased reseller ARPU, partially offset by an increase in the average reseller subscribers between the respective periods. For the three and six months ended June 30, 2009, reseller ARPU was $3.48 and $3.72, respectively, compared to $5.50 and $5.41 for the three and six months ended June 30, 2008, respectively. Average reseller subscribers were approximately 278,000 and 275,200 for the three and six months ended June 30, 2009 compared to approximately 236,800 and 243,200 for the three and six months ended June 30, 2008. At June 30, 2009, we had approximately 278,600 reseller subscribers based in our territory.

•                     Equipment and other revenue. Equipment and other revenue is derived primarily from the sale of handsets and accessories to new customers and from current customers who upgrade their handsets through our retail and local distribution channels, in each case, net of sales incentives, rebates and an allowance for returns. The increases in the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, reflect higher revenue per new and upgraded handset and a larger number of upgrades. These increasing factors are offset by lower activations from our retail and local distribution channels.

Operating Expense.

The following tables set forth a breakdown of operating expense by type (dollars in thousands):

	For the Three Months Ended June 30,		Increase/	Percent
	2009	2008	(Decrease)	Change
Cost of service and roaming	$71,650	$70,463	$1,187	1.7%
Cost of equipment	15,320	12,874	2,446	19.0
Selling and marketing	17,336	16,444	892	5.4
General and administrative	7,736	7,992	(256)	(3.2)
Depreciation and amortization	12,255	13,849	(1,594)	(11.5)
Loss on disposal of property and equipment, net	417	248	169	68.1
Total operating expense	$124,714	$121,870	$2,844	2.3

	For the Six Months Ended June 30,		Increase/	Percent
	2009	2008	(Decrease)	Change
Cost of service and roaming	$143,800	$138,647	$5,153	3.7%
Cost of equipment	31,532	24,537	6,995	28.5
Selling and marketing	33,986	34,303	(317)	(0.9)
General and administrative	16,617	15,080	1,537	10.2
Gain on Sprint settlement	(4,273)	—	(4,273)	—
Depreciation and amortization	24,835	27,804	(2,969)	(10.7)
Loss on disposal of property and equipment, net	516	258	258	100.0
Total operating expense	$247,013	$240,629	$6,384	2.7

Cost of service and roaming.  Cost of service and roaming includes network operations expense, roaming expense relating to when our subscribers roam either on other Sprint PCS networks or other wireless carriers’ networks, back-office customer services provided by Sprint PCS, the provision for doubtful accounts, long distance expense, the 8% affiliation fee due to Sprint PCS for collected revenue and stock-based compensation expense. Network operations expense includes salaries and benefits for network personnel, cell site rent, utilities and maintenance expenses, fees relating to the connection of our cell sites to our switches and other transport and facility expenses. Roaming expense is our cost of our subscribers using Sprint PCS and other wireless carriers’ networks. Roaming expense on the Sprint PCS network is at the reciprocal rates as described above under “—Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint.” Roaming expense when our subscribers use other wireless carriers networks is at rates as determined by the roaming agreements signed by Sprint PCS with these other wireless carriers. Effective January 1, 2008, data roaming with Sprint is not settled separately, however, we continue to settle separately 3G data roaming with the other PCS Affiliates of Sprint.

The increases in cost of service and roaming for the three and six months ended June 30, 2009 reflect the related costs of servicing a larger network and larger subscriber base, such as higher cell site rent and interconnect costs due to more cell sites. Additionally reflected in these increases in cost of service and roaming, roaming expense with wireless carriers other than Sprint increased $1.7 million and $3.8 million, from $3.0 million and $4.9 million in the three and six months ended June 30, 2008 to

$4.7 million and $8.7 million in the three and six months ended June 30, 2009, respectively, due to significantly higher minutes and kilobytes of use on Sprint’s roaming partners’ networks.  Offsetting these increases, bad debt expense decreased $3.1 million and $5.3 million from $4.8 million and $10.1 million in the three and six months ended June 30, 2008 to $1.6 million and $4.9 million in the three and six months ended June 30, 2009. These decreases in bad debt expense reflect tightened credit policies and increases in deposit requirements in the three and six months ended June 30, 2009 as compared to the 2008 periods. Additionally, due to decreases in our monthly cash cost per user fee payable to Sprint, our cost of service and roaming was lower by $1.4 million and $2.7 million for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, respectively.

At June 30, 2009, our network consisted of 1,941 leased cell sites and five switches.  At June 30, 2008, our network consisted of 1,763 leased cell sites and five switches.

Cost of equipment.  Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment related to upgrades increased $1.1 million and $3.4 million, or 24% and 47%, in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, reflecting increases in the number of subscribers receiving handset upgrades from our retail and local distribution channels and increases in the average handset cost per upgrade. Cost of equipment for new activations increased $1.4 million and $3.6 million, or 17% and 21%, in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, reflecting an increase in the average cost per activated phone.  The increase in average cost per activated phone for the six month period was partially offset by a decrease in new activations from our retail and local distribution channels.  Handset costs have been increasing as demand has shifted toward more expensive smart phones.

Selling and marketing.  Selling and marketing expense includes the costs to operate our owned retail stores, advertising and promotional expenses, commissions to our company-owned retail and local third party distributor channels, subscriber acquisition costs from national third parties and other Sprint-controlled channels and stock-based compensation expense. The increase in the three months ended June 30, 2009 was due to higher commissions and higher subscriber acquisition costs from our indirect channels, offset by lower costs associated with a smaller company employed retail work force.  The decrease in the six months ended June 30, 2009 was due to a smaller company employed work force, lower costs related to promotional credits and lower advertising costs, offset by higher commissions and higher subscriber acquisition costs from our indirect channels.

General and administrative.  General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense, other professional expenses and stock-based compensation expense. For the three and six months ended June 30, 2009, general and administrative expense included approximately $2.3 million and $6.0 million, respectively, of Sprint litigation related expenses. This compares to $1.8 million and $2.1 million for the three and six months ended June 30, 2008. Stock-based compensation expense included in general and administrative expense totaled approximately $1.0 million and $1.9 million for the three and six months ended June 30, 2009 compared to $1.5 million and $2.9 million for the three and six months ended June 30, 2008.

Gain on Sprint settlement.  On January 22, 2009, we reached a settlement with Sprint related to previously disputed 2008 items, which resulted in a $4.3 million gain being recorded in our consolidated statement of operations for the six months ended June 30, 2009.

Depreciation and amortization.  Amortization of intangible assets totaled $2.3 million and $4.6 million for both the three and six months ended June 30, 2009 and 2008, respectively.  Depreciation expense totaled $9.9 million and $20.2 million for the three and six months ended June 30, 2009 compared to $11.5 million and $23.2 million for the three and six months ended June 30, 2008, decreases of $1.6 million and $3.0 million for the three and six month periods, respectively. These decreases reflect the full depreciation of certain assets during the second half of 2008. During the six months ended June 30, 2008, we recognized an impairment charge of $0.3 million included in depreciation, related to our assets held for sale to reduce their carrying value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Non-Operating Income and Expense.

The following tables set forth a breakdown of non-operating income and expense by type (dollars in thousands):

	For the Three Months Ended June 30,		Increase/	Percent
	2009	2008	(Decrease)	Change
Interest income	$78	$384	$(306)	(79.7)%
Interest expense	7,997	8,221	(224)	(2.7)
Other income, net	22	15	7	46.7

	For the Six Months Ended June 30,		Increase/	Percent
	2009	2008	(Decrease)	Change
Interest income	$164	$1,104	$(940)	(85.1)%
Interest expense	16,031	17,136	(1,105)	(6.4)
Other income, net	27	30	(3)	(10.0)

Interest Income.  The decrease in interest income in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 reflects a lower interest rate environment during the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008.

Interest Expense.  Interest expense consists of interest on our outstanding long-term debt (see Note 6, Long-Term Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q), including amortization of financing costs and net of capitalized interest and the effect of our interest rate swap (see Note 7, Interest Rate Swap, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q).  The decrease in interest expense in the three and six months ended June 30, 2009 reflects a lower weighted average interest rate, net of our interest rate swap, of 6.50% and 6.56% on our outstanding long-term debt during the three and six months ended June 30, 2009, respectively, as compared to the weighted average interest rate of 7.02% and 7.17% on our outstanding long-term debt during the three and six months ended June 30, 2008, respectively.

In connection with our capital expenditures, we capitalized interest of approximately $0.2 million and $0.3 million in the three and six months ended June 30, 2009, respectively.  We capitalized interest of approximately $0.6 million and $0.8 million in the three and six months ended June 30, 2008, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
ARPU
Service revenue (in thousands)	$107,139	$94,174	$211,120	$186,273
Average subscribers	704,400	648,000	699,800	640,900
ARPU	$50.70	$48.44	$50.28	$48.44

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
CPGA
Selling and Marketing (in thousands):	$17,336	$16,444	$33,986	$34,303
plus: Equipment costs, net of cost of upgrades	9,838	8,468	20,959	17,361
less: Equipment revenue, net of upgrade revenue	(3,293)	(2,608)	(6,568)	(5,508)
less: Stock-based compensation expense	(144)	(204)	(280)	(417)
CPGA costs	$23,737	$22,100	48,097	45,739
Gross additions	55,300	61,800	115,900	121,000
CPGA	$429	$358	$415	$378

CPGA is utilized by most wireless companies to determine their cost to acquire a new subscriber. CPGA is used by analysts and investors to compare us to other wireless companies. We use CPGA to evaluate past selling performance, the success of specific promotions and as a basis to determine the amount of time we must retain a new subscriber before we recover this cost.

Inflation

We believe that inflation has not had a significant impact on our revenues or our results of operations in the three or six months ended June 30, 2009 and 2008, respectively.

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

Significant Sources of Cash

We generated $41.1 million in net cash flows from operating activities for the six months ended June 30, 2009, compared to $28.5 million for the six months ended June 30, 2008, an increase of $12.6 million. Excluding changes in working capital, operating activities provided $47.8 million of cash for the six months ended June 30, 2009, compared to $40.3 million of cash for the six months ended June 30, 2008, generally reflecting increased earnings from our larger subscriber base, cash received related to the settlement of 2008 disputes with Sprint and lower bad debt expense, offset by a decrease in our roaming margin, increased Sprint related litigation expenses and higher customer acquisition costs.  Sprint related working capital, which includes fees and charges payable and receivable between us and Sprint, was a source of cash of $3.8 million for the six months ended June 30, 2009 compared to a source of cash of $2.8 million for the six months ended June 30, 2008, primarily due to the timing of cash payments both to and from Sprint.  For the six months ended June 30, 2009, non-Sprint related working capital used cash of $10.5 million, reflecting increased accounts receivable related to a higher subscriber base during the period.  For the six months ended June 30, 2008, non-Sprint related working capital used cash of $14.6 million reflecting customer account write-offs and increased accounts receivable during the period.

We received approximately $0.2 million primarily from the sale of equipment during each of the six months ended June 30, 2009 and 2008.

For the six months ended June 30, 2008, we received $0.4 million from the exercise of options representing approximately 28,200 shares.  As of June 30, 2009, there were 957,845 exercisable stock options outstanding with a weighted average exercise price of $20.00.  We cannot predict at what level, if any, cash will be generated from stock option exercises in the future. At June 30, 2009, the intrinsic value of all of our outstanding stock options was approximately $4.4 million.

Significant Uses of Cash

Cash flows used for investing activities for the six months ended June 30, 2009 included $17.0 million for capital expenditures.  Included in this total was $15.0 million for new cell site construction and other network-related capital expenditures, of which $7.6 million was for EV-DO Rev. A equipment, and $2.0 million was for store improvements, IT and other corporate-related capital expenditures.

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

On January 30, 2009, our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in a stock repurchase program during the 12-month period beginning on the date of authorization. We may purchase shares from time to time in open market or privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require us to repurchase any specific number of shares and may be discontinued at any time.  Pursuant to this stock repurchase program, during the six months ended June 30, 2009, we purchased 400,899 shares of our common stock at an average price of $11.78 per share for approximately $4.7 million, of which approximately $4.5 million had been settled in cash as of June 30, 2009.  As of June 30, 2009, approximately $10.3 million remained available under the stock repurchase program. These repurchased shares are reflected as Treasury stock, at cost in the Consolidated Balance Sheet as of June 30, 2009.

Our uses of cash typically include providing for operating expenditures, debt service requirements and capital expenditures. We anticipate that total capital expenditures for 2009 will be between $35.0 million and $45.0 million. This includes cash uses for new cell sites, information technology, and other network-related expenditures, including EV-DO Rev. A. Because our long-term debt does not begin to mature until 2013, we do not believe the volatility of the credit markets, unless prolonged, should have a significant impact on our ability to refinance our debt.

In addition to building excess cash, we continually evaluate our capital and debt capacity and how to prioritize the use of any excess cash, including for any or a combination of the following strategic options: increase capital expenditures, pursue strategic acquisitions or new business opportunities, pay cash dividends or distributions, repurchase of our stock, or retire or repurchase of our debt.  To date, we have elected to pay our August 1, 2009, November 1, 2009 and February 1, 2010 interest payments in relation to our Second Lien Notes entirely by increasing the principal amount of the outstanding Second Lien Notes (see Note 6, Long-Term Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q). We have made no other decisions regarding the future election of PIK Interest.

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

•                  Gross additions, including those coming from Nextel subscribers switching to Sprint in our territory, slowed in the first half of 2009, reflecting tightened credit standards and increased overall wireless penetration in our markets. Additionally, gross additions were negatively impacted by the weakening economic environment, increased competitive advertising, increased competition (including the introduction of MetroPCS and Nextel’s prepaid product, Boost, in our territory), the relative attractiveness of competitors’ phones, pricing plans, coverage and customer service, as well as continuing concerns about the strength of the “Sprint” brand. We believe that these factors will continue to negatively affect gross additions in the remainder of 2009. To the extent we are unable to maintain, or choose to slow, our subscriber growth, it may make it more difficult for us to obtain sufficient revenue to achieve and sustain profitability.

•                  While our churn in 2009 has improved as compared to 2008 levels, it continues to be higher than the national industry average. Our churn may increase in the future or remain high due to the weakening economic environment, increased competition or other factors. If churn continues to remain high or increases over the long-term, we would lose the cash flows attributable to these subscribers and may incur higher net losses or lower net profits.

•                  Despite our recent increases in per subscriber revenue, competition in the wireless industry remains intense and continues to put pressure on our per subscriber revenue.  The introduction of more advanced handheld devices and new technologies and delivery channels, such as the WiMax offerings of Sprint through the Sprint-Clearwire transaction, further complicate the competitive environment. In addition, prepaid plans (such as those offered by new entrants into our markets like MetroPCS and existing competitors like Nextel through its Boost product), which we do not currently offer, and unlimited plans, including those offered by us, also continue to increase in popularity, which may potentially put more downward pressure on wireless service pricing as well as potentially, in the case of unlimited plans, increase our cost of providing service. Incumbent carriers, including Sprint, have offered and may continue to offer more aggressive rate plans in order to maintain or achieve subscriber growth.  While customer care credits given to customers in our territory by Sprint moderated in the first half of 2009 as compared to 2008 levels, customer care credits remain high and the future trend of these credits is unknown. In addition, the FCC and several state courts are currently reviewing the industry’s practice related to early cancellation fees. Any negative outcome from one or more of these reviews, as well as the effect of Sprint’s change in its business practice related to early cancellation fees, is expected to negatively impact our future results. As a result of these and other factors, we expect to see continued pressure on subscriber revenue which will have a negative effect on our cash flow and our operating results.

•                  Our cost per gross addition, or CPGA, has increased and continues to remain high as compared to historical levels. We may continue to experience higher costs to acquire subscribers in the future. To the extent that we increase our distribution infrastructure, we will increase the fixed costs in our sales and marketing organization. Also, more aggressive promotional efforts in the future may lead to higher handset subsidies and rebates, as would increased sales of more expensive handsets and smart phones. In addition, we may increase our marketing expenses and pay higher commissions in an effort to attract and acquire new subscribers. With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

•                  Certain portions of our operating expense continue to increase or remain high and may increase in the future due to, among other reasons:

•                  Bad debt expense could potentially increase again due to higher write-offs, lower bad debt recoveries as a percentage of write-offs and a deteriorating economic environment;

•                  Higher roaming expense as customers increasingly choose roam inclusive rate plans and increase their use of their handset and data devices off our network;

•                  Higher handset subsidies, rebates, commissions and other retention expenses for existing subscribers who upgrade to a new handset as part of promotional efforts to reduce churn;

•                  Higher back office and administrative expenses due to the larger number of subscribers served;

•                  Higher network costs as we process increasing voice and data traffic on our network, including traffic from Sprint customers roaming in our territories, and as a result of expanding our network infrastructure and increasing our deployment of EV-DO Rev. A.; and

•                  Higher Sprint litigation related expenses, as a result of our ongoing defense of our rights under our affiliation agreements, in particular relating to the Sprint-Clearwire transaction announced in May of 2008, and if any actions taken by Sprint related to its announced plan to divest of the Nextel wireless network in our territory do not comply with the Circuit Court’s order.

•                  A substantial portion of our revenue is derived from roaming revenue, the majority of which comes when subscribers of Sprint incur minutes of use in our territories. We believe our markets have certain characteristics that have historically had a favorable effect on the level of roaming revenue from subscribers of Sprint traveling in our markets.  These characteristics include being located near or around several large U.S. urban centers and having significant distances of major and secondary highways comprising principal travel corridors between these large urban centers.  In the first half of 2009, we have seen a decrease in roaming revenue that Sprint reports to us for their subscribers’ activity in our territory which we believe reflects reduced travel into our markets.  A continued downturn in economic conditions could result in further decreased travel activity and have a negative impact on our roaming revenue.  Similarly, if Sprint were to continue to lose subscribers, particularly in markets adjacent to our territory, it could have a negative impact on our roaming revenue.  Additionally, Sprint’s reciprocal roaming agreements with other carriers, such as its roaming agreement with Alltel, and our participation in those agreements, can change over time, potentially reducing the reciprocal rate or negatively affecting the level of roaming activity related to those roaming partners. The ratio between our roaming revenue with wireless carriers other than Sprint and our roaming expense with wireless carriers other than Sprint continued to decline in the first half of 2009 and was below one in the second quarter of 2009. For the six months ended June 30, 2009, approximately $6.5 million, or 74%, of our roaming revenue from wireless carriers other than Sprint was derived from customers of Alltel, which was acquired by Verizon Wireless in January 2009. As a result, in 2009, we have experienced a decrease and expect to continue to experience a further decrease in our roaming revenue from Alltel. Moreover, since the ratio of inbound to outbound roaming fluctuates from period to period and year to year, the margin we earn from the difference between roaming revenue and roaming expense is difficult to predict. If this roaming margin with Sprint PCS or with other carriers declines due to less roaming revenue, more roaming expense, or both, our results of operations will be negatively affected.

•                  As we have added to the capacity, coverage and quality of our PCS network, we have incurred significant capital expenditures. We incurred approximately $17.0 million in capital expenditures in the six months ended June 30, 2009, including approximately $7.6 million for EV-DO Rev. A deployment. We anticipate that total capital expenditures for 2009 will be between $35.0 million and $45.0 million. These expenditures include continued new cell sites, as well as continued expansion of our EV-DO Rev. A deployment. In the future we may decide to further increase our cell site expansion or EV-DO Rev. A coverage, either or both of which may increase our anticipated capital expenditures and operating expense beyond our current plans. Furthermore, unforeseen changes in technology and changes in our plans to upgrade or expand our network may require us to spend more money than we expected and have a negative effect on our cash flow.

•                  We believe that Sprint’s integration of the Sprint and Nextel businesses has had, and will continue to have, a negative impact on our business and prospects. With the integration of the marketing and sales of Sprint products and services with legacy Nextel products and services, conflicts and disputes continue to arise with how Sprint and we conduct business in our territory as well as with regard to Sprint’s commitment and level of service provided to the PCS Affiliate program and to us specifically, including the timeliness, completeness and level of insight into prospective and historical information provided to us to run our business. Additionally, we believe that changes in Sprint’s billing platform, Ensemble, and related reporting systems during 2008 resulted in a number of issues which have had an adverse impact on our subscriber activity and financial results, some of which we have formally disputed and continue to dispute. As of June 30, 2009, we have also not yet achieved the same level of visibility to our subscriber information we previously had prior to the migration. Any further delays in reestablishing this level of visibility into our subscriber information could continue to make it more difficult for us to effectively manage our business. If continuing or future problems with Ensemble are not resolved in a timely manner for any reason, including Sprint’s inability or unwillingness to commit resources to such issues, our business would continue to be negatively impacted. There can be no assurances that we will not have continued disputes with Sprint relating to these or other items pertaining to Sprint’s performance of its obligations under the affiliation agreements.

•                  Our primary subscriber base is composed of individual consumers. The current overall weakness in the United States economy, particularly weakness in the credit and housing markets, rising unemployment and volatile energy and commodity costs, have resulted in considerable negative pressure on consumer confidence and spending. As a result, we believe that these events have impacted consumers in our territories in ways that have negatively affected our business. In the event the current economic downturn in the United States continues or worsens, our current and potential wireless subscribers, especially our sub-prime subscribers, may be unable or unwilling to purchase wireless services or pay their wireless bills, which may continue to negatively impact our business, particularly as we do not yet offer a wireless prepaid plan.

•                  Turmoil in the credit markets and the financial services industry may negatively impact Sprint’s or our business, results of operations, financial condition or liquidity. The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, such events may have a material adverse effect on Sprint’s or our liquidity and financial condition.

•                  On or before January 25, 2010, pursuant to a final order of the Circuit Court of Cook County, Illinois, Sprint and those acting in concert with it must cease owning, operating and managing the Nextel wireless network in iPCS Wireless’s territory. Sprint has recently announced that it intends to sell certain of its Nextel assets located in iPCS Wireless’s territory in an attempt to comply with the Circuit Court’s order.  Such actions may or may not comply with the Circuit Court’s order.  In addition, we do not know the impact on our business of any such attempts by Sprint to comply.  We intend to diligently monitor Sprint’s actions and take such steps as may be appropriate to ensure full compliance by Sprint with the Circuit Court’s order.  In addition, as with any litigation, it is possible that the parties may settle the dispute. In that event, we cannot speculate as to the terms and conditions of any such settlement, which could include a material economic change in our relationship with Sprint. See “—Commitments and Contingencies — Sprint/Nextel Merger Litigation” below for further discussion.

•                  The final outcome of our litigation with Sprint regarding the Sprint-Clearwire WiMax transaction is unknown. As discussed more fully below in “—Commitments and Contingencies — Sprint/Clearwire Transaction Litigation,” on May 7, 2008, Sprint announced a transaction among itself, Clearwire Corporation, and certain other parties (the “Sprint-Clearwire Transaction”) to form a new competing 4G network (“New Clearwire”).

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

We cannot predict the outcome of these legal proceedings. If we do not prevail, Sprint may be permitted to operate, through its Sprint-Clearwire venture, a mobile WiMax network that could adversely affect our business and operations by introducing a competitive product that can be expected to reduce demand for our products and services. If we do prevail, we do not know Sprint’s intentions for complying with any ruling and its impact on our business. In addition, as with any litigation, it is possible that the parties may settle the dispute. In that event, we cannot speculate as to the terms and conditions of any such settlement, which could include a material economic change in our relationship with Sprint. See “—Commitments and Contingencies — Sprint/Clearwire Transaction Litigation” below for further discussion.

•                  On July 28, 2009, Sprint announced it has agreed to acquire Virgin Mobile USA, subject to Virgin Mobile USA stockholders’ and regulatory approvals. The impact of this pending acquisition on our business, financial results and relationship with Sprint is unknown at this time.

•                  Our PCS network equipment is supplied solely by Nortel Networks. If additional equipment or support is needed for expansion or repair of our network, it generally must come from Nortel Networks in order to be compatible with our existing network equipment. Nortel Networks filed for Chapter 11 bankruptcy protection in January 2009.  In July 2009, Ericsson won an auction, subject to court approval in Canada and the United States, of Nortel’s carrier-network division and a wireless-research unit.  If Ericsson, or Nortel or another acquirer if this sale does not close, were to cease or delay supplying equipment or suspend warranty coverage, we could be prevented or delayed in expanding, repairing or supporting our network.  Any inability to expand or repair our network could have a material effect on us.  In addition, Ericsson, Nortel, or any potential successor, potentially could exert significant bargaining power over price, quality, warranty claims or other terms relating to its equipment.

•                  As a PCS Affiliate of Sprint, we are dependent upon Sprint for many aspects of our business, including the brand name under which we operate, the spectrum that we use, technological advances and the nationwide wireless network outside of our territory. From the subscribers’ point of view, we are “Sprint” in our markets and they use our wireless network and the rest of the Sprint PCS network as a unified network. Sprint’s performance and brand reputation nationwide—over which we have no control—impacts our performance. We believe many of Sprint’s operating metrics, including net subscriber additions and churn, have underperformed relative to industry averages over the last few years, reflecting deterioration in the relative strength of the Sprint brand. If Sprint is unable to improve its operating metrics and brand image in the future, particularly in the face of an economic downturn and an increasingly maturing industry, our business would likely suffer material adverse consequences.

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

On January 30, 2009, the Circuit Court entered its final order, as directed by the Supreme Court, providing that:

•                  Sprint, and those acting in concert with it, must cease owning, operating and managing the Nextel wireless network in iPCS Wireless’s service area.

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

Nortel Networks Equipment Agreement

On March 13, 2009, we signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling approximately $19.7 million in aggregate, consisting of a non-cancelable purchase of approximately $14.8 million of equipment and services and an option to purchase up to an additional approximately $4.9 million of equipment and services.  Under this letter of agreement, we agreed to return to Nortel Networks certain equipment replaced by the purchased equipment by March 1, 2010.  As of June 30, 2009, we have submitted non-cancelable purchase orders for approximately $14.8 million of equipment and services and therefore have no remaining commitment under this letter of agreement to submit additional non-cancelable purchase orders.  As of June 30, 2009, we have received and paid for $6.7 million of equipment and services and have returned approximately half of the replaced equipment to Nortel.  The remaining replaced equipment is expected to be returned to Nortel by the end of 2009.

State of Michigan Sales and Use Tax Audit

The State of Michigan is currently auditing our sales and use tax returns for the years 2003 through 2006. The outcome of this audit cannot be determined at this time.

Contractual Obligations and Off-Balance Sheet Arrangements

For information regarding contractual obligations and off-balance sheet arrangements, see the captions “Contractual Obligations” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  At June 30, 2009, there had not been a material change to the contractual obligations or off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, except that at June 30, 2009, we have an off balance sheet obligation of approximately $8.1 million.  See “—Nortel Networks Equipment Agreement” above for further discussion regarding this obligation.

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

In July 2007, we entered into an interest rate swap agreement that effectively fixes the interest rate on $300.0 million of our variable rate indebtedness at 7.47% for three years starting August 1, 2007. The fair value of our interest rate swap was a $13.6 million liability at June 30, 2009. A hypothetical increase of 100 basis points in average market interest rates would increase the fair value of our interest rate swap by approximately $3.7 million. A decrease of 100 basis points in average market interest rates would decrease the fair value of our interest rate swap by approximately $3.7 million. A prospective increase of 100 basis points in the interest rate applicable to the remaining $175.0 million of variable rate indebtedness would result in an increase of approximately $1.8 million in our annual interest expense. At June 30, 2009, after consideration of the interest rate swap described above, approximately 37% of our debt is subject to variable interest rates.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares of common stock the Company acquired during the second quarter of 2009:

Issuer Purchases of Equity Securities

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
April 1, 2009 to April 30, 2009	113,420	$11.00	113,420	$12,129,573
May 1, 2009 to May 31, 2009	24,724	$16.45	24,724	$11,722,849
June 1, 2009 to June 30, 2009 (b)	95,961	$15.13	95,592	$10,276,467
Total	234,105	$13.27	233,736	$10,276,467

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

(b)         Includes 369 shares withheld to satisfy certain tax withholding obligations in connection with vesting of restricted stock as permitted by the iPCS Third Amended and Restated 2004 Long-Term Incentive Plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on June 16, 2009, the stockholders voted on the following:

1.  The election of eight directors to our board of directors:

	For	Withheld
Timothy M. Yager	15,034,801	76,065
Timothy G. Biltz	15,046,363	76,503
Jeffrey W. Jones	15,032,359	78,507
Ryan L. Langdon	12,277,720	2,833,146
Kevin M. Roe	15,034,363	76,503
Mikal J. Thomsen	12,298,390	2,821,476
Nicholas J. Vantzelfde	15,034,363	76,503
Eric L. Zinterhofer	12,288,190	2,822,676

2.  The approval of the iPCS Third Amended and Restated 2004 Long-Term Incentive Plan, including the reservation of an additional 1,900,000 shares of common stock that may be issued as awards under the plan:

For	Against	Abstain	Broker Non-Votes
10,144,947	3,674,642	100	1,291,178

3.  The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2009:

For	Against	Abstain
15,069,129	41,738	0

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of iPCS, Inc. (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by iPCS, Inc. on July 1, 2005)
3.2	Amended and Restated Bylaws of iPCS, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 10-QT filed by iPCS, Inc. on February 14, 2006)
3.3	Amendment to the Amended and Restated Bylaws of iPCS, Inc. (Incorporated by reference to Exhibit 99.1 to the Form 8- K filed by iPCS, Inc. on January 4, 2008)
3.4	Certificate of Incorporation of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.4 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)
3.5	Bylaws of iPCS Wireless, Inc. (Incorporated by reference to Exhibit 3.5 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)
3.6	Certificate of Incorporation of iPCS Equipment, Inc. (Incorporated by reference to Exhibit 3.6 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)
3.7	Bylaws of iPCS Equipment, Inc. (Incorporated by reference to Exhibit 3.7 to the Form S-4 filed by iPCS, Inc. on January 8, 2001)
3.8	Articles of Organization of Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 3.7 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)
3.9	Operating Agreement of Bright Personal Communications Services, LLC (Incorporated by reference to Exhibit 3.8 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)
3.10	Articles of Incorporation of Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 3.9 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)
3.11	Regulations of Horizon Personal Communications, Inc. (Incorporated by reference to Exhibit 3.10 to the Form S-1 filed by iPCS, Inc. on August 11, 2005)
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

10.1	iPCS Third Amended and Restated 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by iPCS, Inc. on June 16, 2009)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPCS, Inc.

	By:	/s/ TIMOTHY M. YAGER
Timothy M. Yager
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2009
	By:	/s/ STEBBINS B. CHANDOR, JR.
Stebbins B. Chandor, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 31, 2009