Form 10-Q
period 2009-09-30
iPCS, INC
filed 2009-11-03
CIK 1108727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 27, 2009, there were 16,539,190 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008 (a)

Assets
Current Assets:
Cash and cash equivalents	$77,092	$55,940
Accounts receivable, net of allowance for doubtful accounts of $6,884 and $8,125, respectively	44,922	37,859
Receivable from Sprint (Note 3)	29,168	25,623
Inventories, net	6,346	5,465
Assets held for sale (Note 4)	—	389
Prepaid expenses	7,653	7,223
Other current assets	34	63
Total current assets	165,215	132,562
Property and equipment, net (Note 4)	159,726	162,014
Financing costs, net	5,387	6,419
Deferred customer activation costs	2,935	3,816
Intangible assets, net (Note 5)	83,720	90,602
Goodwill (Note 5)	141,783	141,783
Other assets	432	416
Total assets	$559,198	$537,612

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$5,044	$5,051
Accrued expenses	19,848	18,337
Payable to Sprint (Note 3)	49,709	41,067
Deferred revenue	14,793	13,410
Accrued interest	3,672	5,519
Current maturities of long-term debt and capital lease obligations (Note 6)	42	37
Total current liabilities	93,108	83,421
Deferred customer activation fee revenue	2,935	3,816
Interest rate swap (Note 7)	11,749	16,621
Other long-term liabilities	6,761	6,551
Long-term debt and capital lease obligations, excluding current maturities (Note 6)	477,667	475,401
Total liabilities	592,220	585,810

Commitments and contingencies (Note 15)

Stockholders’ Deficiency:
Preferred stock, par value $.01 per share; 25,000,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized, 17,262,954 and 17,163,221 shares issued, respectively	173	172
Additional paid-in-capital	171,021	167,531
Accumulated deficiency	(183,448)	(199,280)
Accumulated other comprehensive loss (Note 7 and 12)	(11,749)	(16,621)
Treasury stock, at cost; 658,863 and 0 shares, respectively (Note 13)	(9,019)	—
Total stockholders’ deficiency	(33,022)	(48,198)
Total liabilities and stockholders’ deficiency	$559,198	$537,612

(a)             Derived from the Company’s audited financial statements as of December 31, 2008.

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue:
Service revenue	$108,480	$96,097	$319,600	$282,370
Roaming revenue	27,783	32,282	83,556	94,083
Equipment and other	5,141	3,678	14,571	10,633
Total revenue	141,404	132,057	417,727	387,086
Operating Expense:
Cost of service and roaming	74,038	74,520	217,838	213,167
Cost of equipment	18,497	15,905	50,029	40,442
Selling and marketing	17,542	18,091	51,528	52,394
General and administrative	8,948	10,028	25,565	25,108
Gain on Sprint settlement (Note 3)	—	—	(4,273)	—
Depreciation	8,986	10,592	29,233	33,809
Amortization of intangible assets (Note 5)	2,294	2,295	6,882	6,882
Loss on disposal of property and equipment, net	113	71	629	329
Total operating expense	130,418	131,502	377,431	372,131
Operating income	10,986	555	40,296	14,955
Interest income	47	316	211	1,420
Interest expense	(8,065)	(8,320)	(24,096)	(25,456)
Other income, net	72	63	99	93
Income (loss) before provision for income tax	3,040	(7,386)	16,510	(8,988)
Provision for income tax (Note 9)	358	108	678	758
Net income (loss)	$2,682	$(7,494)	$15,832	$(9,746)

Income (loss) per share of common stock:
Basic	$0.16	$(0.44)	$0.94	$(0.57)
Diluted	$0.16	$(0.44)	$0.93	$(0.57)

Weighted average shares of common stock outstanding:
Basic	16,595,364	17,159,794	16,828,193	17,150,061
Diluted	16,917,497	17,159,794	16,994,820	17,150,061

See Notes to unaudited consolidated financial statements.

iPCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$15,832	$(9,746)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Loss on disposal of property and equipment	629	329
Depreciation and amortization	36,115	40,691
Non-cash interest expense	1,032	1,032
Payment-in-kind interest	3,600	—
Stock-based compensation expense	3,502	4,778
Provision for doubtful accounts	8,044	15,791
Changes in assets and liabilities:
Accounts receivable	(15,105)	(21,395)
Receivable from Sprint	(3,546)	9,885
Inventories, net	(881)	(3,476)
Prepaid expenses, other current and long-term assets	464	206
Accounts payable, accrued expenses and other long-term liabilities	(1,048)	5,753
Payable to Sprint	8,642	(815)
Deferred revenue	502	1,081
Net cash flows provided by operating activities	57,782	44,114
Cash Flows from Investing Activities:
Purchases of property and equipment	(27,910)	(52,435)
Proceeds from disposition of property and equipment	248	156
Net cash flows used in investing activities	(27,662)	(52,279)
Cash Flows from Financing Activities:
Payments on capital lease obligations	(27)	(22)
Proceeds from the exercise of stock options	5	582
Payment of special cash dividend	(89)	(109)
Repurchase of common stock	(8,857)	(19)
Net cash flows (used in) provided by financing activities	(8,968)	432
Net increase (decrease) in cash and cash equivalents	21,152	(7,733)
Cash and cash equivalents at beginning of period	55,940	77,599
Cash and cash equivalents at end of period	$77,092	$69,866

Supplemental disclosure of cash flow information - cash paid for interest (net of amount capitalized)	$21,254	$24,978
Supplemental disclosure for non-cash investing activities:
Accounts payable and accrued expenses incurred for the acquisition of property, equipment and construction in progress	$1,552	$12,070

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

On October 18, 2009, the Company, Sprint and Ireland Acquisition Corporation (“the Purchaser”), a wholly owned subsidiary of Sprint, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Sprint agreed to acquire all of the Company’s outstanding common stock for a cash price of $24 per share.  See Note 17 for a further discussion of the Merger Agreement.

The unaudited consolidated balance sheets as of September 30, 2009 and December 31, 2008, the unaudited consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information presented herein should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K which includes information and disclosures not presented herein. All intercompany accounts and transactions have been eliminated in consolidation. Subsequent events have been evaluated through November 3, 2009, the date these financial statements were issued.  In the opinion of management, the unaudited consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments as well as those related to the Company’s settlement of certain disputes with Sprint, necessary to present fairly, in summarized form, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2009 are not indicative of the results that may be expected for the full year 2009.

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

Net income and a reconciliation of the weighted average number of shares outstanding, net of shares held in treasury, used in calculating diluted income (loss) per share are as follows (in thousands, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$2,682	$(7,494)	$15,832	$(9,746)

Weighted average shares outstanding - Basic	16,595,364	17,159,794	16,828,193	17,150,061
Net effect of dilutive stock options and restricted shares	322,133	—	166,627	—
Weighted average shares outstanding - Diluted	16,917,497	17,159,794	16,994,820	17,150,061

Net income (loss) per share:
Basic	$0.16	$(0.44)	$0.94	$(0.57)
Diluted	$0.16	$(0.44)	$0.93	$(0.57)

For the three and nine months ended September 30, 2008, basic and diluted loss per share are the same because the inclusion of the incremental potential shares of common stock from any assumed exercise of stock options is anti-dilutive. Potential shares of common stock excluded from the income (loss) per share computations because their inclusion would be anti-dilutive were 1,008,522 and 1,356,889 for the three and nine months ended September 30, 2009, respectively, and were 1,406,094 for both the three and nine months ended September 30, 2008.

(3)  Sprint Agreements

On October 18, 2009, the Company, Sprint and Ireland Acquisition Corporation (“the Purchaser”), a wholly owned subsidiary of Sprint, entered into the Merger Agreement pursuant to which Sprint agreed to acquire all of the Company’s outstanding common stock for a cash price of $24 per share.  See Note 17 for a further discussion of the Merger Agreement.

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

The CCPU rate in effect from 2008 through 2010 is to be reduced from the then current rate by $0.15 if the Company hits certain milestones with respect to its voluntary deployment of EV-DO Rev. A, a recent version of the further evolution of code division multiple access (“CDMA”) high-speed data technology called Evolution Data Optimized (“EV-DO”). Specifically, the CCPU rates set forth above are to be reduced by $0.15 from the then current rate when the Company’s EV-DO Rev. A deployment covers at least 6.0 million in population (“POPs”); by another $0.15 from the then current rate when the Company covers at least 7.0 million POPs; and by another $0.15 from the then current rate when the Company covers at least 9.0 million POPs.  The Company’s EV-DO Rev. A deployment exceeded 6.0 million POPs during June 2008 and exceeded 7.0 million POPs during July 2008.  As a result, the CCPU rate was reduced to $6.35 starting July 1, 2008, was further reduced to $6.20 starting August 1, 2008 for the remainder of 2008 and has been reduced to $5.85 and $5.55 for 2009 and 2010, respectively, subject to any further adjustments related to incremental EV-DO Rev. A coverage. On October 31, 2009, in accordance with the Company’s affiliation agreements with Sprint, Sprint PCS notified the Company of proposed CCPU and CPGA rates for the three year period from 2011 through 2013. See Note 17 for a further discussion of these proposed rates.

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

For the three and nine months ended September 30, 2009, approximately 96% and 97%, respectively, of the Company’s revenue was derived from information provided by Sprint on the basis of data within Sprint’s possession and control.  For each of the three and nine months ended September 30, 2008, approximately 97% of the Company’s revenue was derived from information provided by Sprint on the basis of data within Sprint’s possession and control.  For the three and nine months ended September 30, 2009, approximately 58% and 59%, respectively, of the Company’s cost of service and roaming was derived from information provided by Sprint on the basis of data within Sprint’s possession and control.  For each of the three and nine months ended September 30, 2008, approximately 58% of the Company’s cost of service and roaming was derived from information provided by Sprint on the basis of data within Sprint’s possession and control.  Subject to and in accordance with the terms of the Merger Agreement and related agreements described in Note 17, the Company reviews all such amounts settled to and from Sprint and, in the event the Company believes any such amounts to be erroneous, it may dispute, and has disputed, such settlements in accordance with the procedures set forth in the affiliation agreements with Sprint.  The Company has disputed certain items with Sprint which remain unresolved as of November 3, 2009. The final outcome of these unresolved disputed items is unknown at this time.

On January 22, 2009, the Company reached a settlement with Sprint related to previously disputed 2008 items, which resulted in a Gain on Sprint settlement of $4.3 million being recorded in the Company’s consolidated statement of operations for the nine months ended September 30, 2009.

Amounts relating to the Sprint affiliation agreements for the three and nine months ended September 30, 2009 and 2008 and as of September 30, 2009 and December 31, 2008 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Amounts included in the Consolidated Statements of Operations:
Service revenue	$108,480	$96,097	$319,600	$282,370
Roaming revenue	$27,783	$32,282	$83,556	$94,083
Cost of service and roaming	$43,025	$42,927	$128,368	$124,021
Cost of equipment	$18,497	$15,905	$50,029	$40,442
Selling and marketing	$3,582	$2,266	$9,127	$7,311

	September 30, 2009	December 31, 2008
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$29,168	$25,623
Payable to Sprint	49,709	41,067

(4)  Property and Equipment, Net

Property and equipment consists of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Network assets	$325,696	$295,550
Land	114	114
Building	1,566	1,566
Computer equipment	7,929	6,773
Furniture, fixtures, and office equipment	9,939	9,744
Vehicles	3,066	2,540
Construction in progress	14,408	23,980
Total property and equipment	362,718	340,267
Less accumulated depreciation and amortization	(202,992)	(178,253)
Total property and equipment, net	$159,726	$162,014

During the nine months ended September 30, 2009, the Company sold its remaining Motorola equipment, which was previously recorded as Assets held for sale, which was replaced by Nortel equipment.  A loss of approximately $0.3 million was realized upon sale of these assets during the nine months ended September 30, 2009.

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

The intangible assets relating to the customer base were amortized over the estimated average life of a customer of 30 months.  The intangible assets relating to customer bases were fully amortized as of December 31, 2007.  The intangible assets relating to the right to provide service under the Sprint affiliation agreements are being amortized over the remaining term of the respective agreements. The FCC license was determined to have an indefinite life as it is expected to be renewed with minimal effort and cost.  The FCC license is for sale, however the Company believes the sale of this asset is unlikely within the next year.  The Merger Agreement, dated October 18, 2009, provides that the Company shall obtain the consent of Sprint for the sale of assets in which the aggregate consideration exceeds $200,000.  On October 26, 2009, the Company and the Purchaser filed an application with the FCC for the transfer of control of the FCC license in connection with the consummation of the transactions contemplated by the Merger Agreement.

The weighted average amortization period, gross carrying amount, accumulated amortization and net carrying amount of intangible assets at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license	—	$300	$—	$300
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(43,101)	83,420
Customer base	30 months	71,956	(71,956)	—
	117 months	$198,777	$(115,057)	$83,720

	December 31, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortized intangible asset:
FCC license	—	$300	$—	$300
Amortized intangible assets:
Right to provide service under the Sprint affiliation agreements	167 months	126,521	(36,219)	90,302
Customer base	30 months	71,956	(71,956)	—
	117 months	$198,777	$(108,175)	$90,602

Amortization expense for the three months ended September 30, 2009 and 2008 was $2.3 million for each period.  Amortization expense for the nine months ended September 30, 2009 and 2008 was $6.9 million for each period.  Aggregate amortization expense relative to existing intangible assets for the periods shown is currently estimated to be as follows:

Year Ended December 31
2009	$9,176
2010	9,176
2011	9,176
2012	9,176
2013	9,176
Thereafter	44,422
Total	$90,302

(6)  Long-Term Debt

Long-term debt consists of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
First lien senior secured floating rate notes	$300,000	$300,000
Second lien senior secured floating rate notes	177,297	175,000
Capital lease obligations	412	438
Total long-term debt and capital lease obligations	477,709	475,438
Less: current maturities	(42)	(37)
Long-term debt and capital lease obligations, excluding current maturities	$477,667	$475,401

First Lien and Second Lien Senior Secured Floating Rate Notes

The Company has outstanding $477.3 million in aggregate principal amount of senior secured notes, consisting of $300.0 million in aggregate principal amount of First Lien Senior Secured Floating Rate Notes due 2013 (“First Lien Notes”) and $177.3 million in aggregate principal amount of Second Lien Senior Secured Floating Rate Notes due 2014 (“Second Lien Notes” and together with the First Lien Notes, the “Secured Notes”).  The offering of the Secured Notes closed on April 23, 2007.

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

The indentures governing the Secured Notes contain covenants which restrict the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, merge, pay dividends, dispose of its assets, and certain other matters as defined in the indentures.  At September 30, 2009, the Company believes it was in compliance with these covenants.

Interest on the First Lien Notes accrues at an annual rate equal to three-month LIBOR plus 2.125% and is payable quarterly in cash on February 1, May 1, August 1 and November 1 of each year. Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 3.25% and is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The Company may elect to pay interest on the Second Lien Notes entirely in cash or entirely by increasing the principal amount of the Second Lien Notes (“Payment-in-kind interest” or “PIK Interest”).  PIK Interest on the Second Lien Notes accrues at an annual rate equal to three-month LIBOR plus 4.0%. On August 3, 2009, the Company paid its interest payment in relation to its Second Lien Notes entirely by increasing the principal amount of the outstanding Second Lien Notes by approximately $2.3 million.  The Company has additionally elected PIK Interest in relation to its November 1, 2009 and February 1, 2010 interest payments on the Second Lien Notes. Accrued PIK Interest of approximately $1.3 million is reflected in Other long-term liabilities until the interest payment date, when it will be reflected as additional principal of the Second Lien Notes.  The Company has made no other decisions regarding the future election of PIK Interest. Three-month LIBOR for the Secured Notes resets on February 1, May 1, August 1 and November 1 of each year and was 0.48% on September 30, 2009.

Capital Lease Obligations

Interest on capital lease obligations is all at fixed rates, which, on a weighted average basis, approximated 12.5% per annum at September 30, 2009.

(7)  Interest Rate Swap

On July 20, 2007, the Company entered into an interest rate swap to manage interest rate risks associated with a portion of its variable rate debt.  The interest rate swap agreement is for a notional amount of $300.0 million associated with the interest on the Company’s First Lien Notes effective August 1, 2007 for a period of three years. Under this agreement, the Company receives interest at a floating rate of three-month LIBOR and pays interest at a fixed rate of 5.34%, resulting in an effective interest rate for the First Lien Notes of 7.47% throughout the term of the swap. The interest rate swap agreement qualifies and is designated as a cash flow hedge under the requirements of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Derivatives and Hedging Topic (“ASC 815”).  As such, the swap is accounted for as an asset or liability in the consolidated balance sheets at fair value, including adjustment for nonperformance risk in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Changes in fair value of the effective portion of the swap are recorded in Accumulated other comprehensive loss (“AOCL”), net of income taxes, until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffective changes in the value of the swap are recognized currently as interest expense in the consolidated statements of operations.  No component of the interest rate swap is excluded from the assessment of effectiveness and no ineffectiveness has been recognized on the swap since inception.

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

See Note 8 for information regarding fair values of the interest rate swap as of September 30, 2009 and December 31, 2008.

The following table presents the impact of our interest rate swap on our Consolidated Statements of Operations and Consolidated Balance Sheets for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Amount of Loss Recognized in AOCL on the Interest Rate Swap (Effective Portion)		Amount of Loss Reclassified into Interest Expense (Effective Portion)		Amount of (Gain) Loss Recognized in Interest Expense on the Interest Rate Swap (Ineffective Portion)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
Liabilities	2009	2008	2009	2008	2009	2008

Interest rate swap	$1,728	$1,799	$3,575	$1,930	$—	$—

	Amount of Loss Recognized in AOCL on the Interest Rate Swap (Effective Portion)		Amount of Loss Reclassified into Interest Expense (Effective Portion)		Amount of (Gain) Loss Recognized in Interest Expense on the Interest Rate Swap (Ineffective Portion)
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
Liabilities	2009	2008	2009	2008	2009	2008

Interest rate swap	$4,530	$4,237	$9,402	$4,874	$—	$—

The amount of loss recorded in Accumulated other comprehensive loss at September 30, 2009 that is expected to be reclassified to interest expense in the next twelve months if interest rates underlying the Company’s fair value calculations remain unchanged is approximately $11.7 million.

(8)  Fair Value Measurements

Fair value estimates and assumptions and methods used to estimate the fair value of the Company’s assets and liabilities are made in accordance with the requirements of the ASC 820, “Financial Instruments and Fair Value Measurements and Disclosures”.

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain assets and liabilities at fair value, including the Company’s money market funds, commercial paper and interest rate swap.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009				December 31,
		Level 1	Level 2	Level 3	2008
	Fair Value	Inputs	Inputs	Inputs	Fair Value
Assets:
Money market funds(a)	$64,503	$—	$64,503	$—	$27,194
Commercial paper(a)	—	—	—	—	14,117
Total assets measured at fair value	$64,503	$—	$64,503	$—	$41,311
Liabilities:
Interest rate swap(b)	$11,749	$—	$11,749	$—	$16,621
Total liabilities measured at fair value	$11,749	$—	$11,749	$—	$16,621

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

The following table presents carrying value and estimated fair value of the Company’s financial instruments that are carried at historical cost (in thousands):

	September 30, 2009		December 31, 2008
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
First lien senior secured floating rate notes(a)	$300,000	$253,500	$300,000	$211,500
Second lien senior secured floating rate notes(a)	177,297	134,746	175,000	105,875

(a)                                  The fair values of the Company’s senior secured floating rate notes are based on third party estimates using recent trading activity and other relevant market information.

(9)  Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, federal alternative minimum taxes, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. There was no federal income tax expense recorded for the three and nine months ended September 30, 2009, as income generated is offset by the utilization of previously recorded net operating loss carryforwards (“NOL’s”) and the reversal of the related valuation allowance.  No federal income tax benefit has been recorded for the three and nine months ended September 30, 2008, as the net deferred income tax asset generated, primarily from temporary differences related to the NOL, was offset by a full valuation allowance because it is considered more likely than not that these benefits will not be realized due to the Company’s history of net operating losses prior to January 1, 2009. The income tax provision for each of the three and nine months ended September 30, 2009 relate to federal alternative minimum tax as well as state income taxes which are estimated based upon the taxable income generated.  The income tax provision for each of the three and nine months ended September 30, 2008 relate to state income taxes which are estimated based upon the taxable income generated in each state.

In July 2009, in relation to the built-in gain provisions of Internal Revenue Code Section 382, the five-year period subsequent to the ownership change that occurred in July 2004 upon the Company’s emergence from bankruptcy lapsed; resulting in the Company’s inability to utilize NOL’s beyond the annual limitation and realized built-in gains.  Consequently, approximately $111 million of NOL’s, from a total of approximately $528 million of NOL’s, are no longer available to be realized by the Company as of September 30, 2009.  This had no impact on net income as these NOL’s were fully reserved with a valuation allowance.

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

iPCS Plan.  Under the iPCS Plan, the Company may grant to employees, directors and consultants of the Company or its subsidiaries incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards and cash incentive awards. The stock options awarded to date under the iPCS Plan have a ten-year term with vesting on a quarterly basis over four years for employees and quarterly over one year for directors. Restricted stock awards granted to date to employees under the iPCS Plan vest over various periods ranging from a quarterly basis over four years to vesting entirely at the end of two or three years.  The iPCS Plan provides for the accelerated vesting of awards in the event of a change in control (as defined in the iPCS Plan).  The total number of shares that may be awarded under the iPCS Plan is 4,592,630 shares of common stock, of which amount, 2,066,390 shares remained available for awards as of September 30, 2009.

The Company did not award any stock options during the three months ended September 30, 2009.  During the nine months ended September 30, 2009, the Company awarded 332,452 stock options to management and the Board of Directors at an exercise price of $8.76, which was the closing price on the date of grants.  The fair value of each grant is estimated at the grant date using the Black-Scholes option pricing method.  The table below outlines the assumptions used for the options granted during the nine months ended September 30, 2009:

	For the Nine Months Ended September 30, 2009
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

The “Adjustment Factor” was 0.78282 which was equal to one minus the percentage reduction in the closing sale price of a share of stock on the Adjustment Date reported by the NASDAQ Stock Market at the regular hours closing price (“Closing Price”) as compared to the Closing Price of a share of stock on the Adjustment Date minus $11.00. In addition, on the Adjustment Date, the number of shares under the iPCS Plan and the Horizon Plan was adjusted by dividing the number of shares of stock reserved for issuance by the Adjustment Factor; thereby increasing the number of shares reserved for issuance. The modification resulted in an additional 184,537 shares to 72 employees and directors who had options outstanding on the modification date. With this modification, the Company will record additional stock-based compensation expense of approximately $6.5 million, of which approximately $3.2 million was recorded as of the date of modification and the remainder is being recognized over the remaining vesting period for the options, subject to reduction for forfeitures. An additional $0.1 million and $0.2 million of compensation expense related to the modification was recorded in the three and nine months ended September 30, 2009, respectively, and an additional $0.1 million and $1.0 million was recorded in the three and nine months ended September 30, 2008, respectively, with the quarterly vesting of stock options.  As of September 30, 2009, approximately $0.3 million of additional stock-based compensation expense related to this modification remains to be recognized over the remaining vesting period of the options.

The following table shows stock-based compensation expense by type of share-based award for the three and nine months ended September 30, 2009 and 2008 included in the consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Restricted stock	$322	$254	$906	$808
Fair value expense of stock option awards	800	793	2,400	2,979
Fair value expense of stock option modifications related to special cash dividend (Note 11)	66	71	196	991
Total stock-based compensation	$1,188	$1,118	$3,502	$4,778

The following table shows the total remaining unrecognized compensation cost related to restricted stock grants and fair value expense of stock option awards, as well as the weighted average remaining required service period over which such costs will be recognized as of September 30, 2009:

	Total Remaining Unrecognized Compensation Cost	Weighted Average Remaining Required Service Period
	(in millions)	(in years)
Restricted stock	$1.9	1.59
Fair value expense of stock option awards	6.6	2.28

Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of service and roaming	$89	$116	$258	$442
Selling and marketing	141	129	421	546
General and administrative	958	873	2,823	3,790
Total stock-based compensation	$1,188	$1,118	$3,502	$4,778

The following is a summary of options outstanding and exercisable at September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2008	1,397,947	$22.80
Granted	332,452	8.76
Exercised	(540)	8.76
Forfeited	(420)	39.47
Expired	(27,703)	20.88
Outstanding at September 30, 2009	1,701,736	$20.09	7.55	$6,144
Exercisable at September 30, 2009	1,038,864	$20.07	6.82	$4,062

The following is a summary of activity for the nine months ended September 30, 2009 related to the Company’s restricted shares granted under its long-term incentive plans:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares at December 31, 2008	56,534	$36.32
Granted	101,200	8.76
Vested	(12,984)	43.23
Forfeited	(900)	8.76
Restricted shares at September 30, 2009	143,850	$16.48

The iPCS Plan permits, at the employee’s direction, the surrendering of common shares to satisfy certain tax withholding obligations in connection with vesting of restricted stock.

(11)  Special Cash Dividend

On April 26, 2007, the Board of Directors declared a special cash dividend of $11.00 per share, approximately $187.0 million in the aggregate, payable to all holders of record of the Company’s common stock on May 8, 2007.  Of this amount, approximately $186.5 million was paid on May 16, 2007.  The remaining unpaid dividends relate to restricted stock awards and are being paid out starting in July 2007 as these awards vest.  As of September 30, 2009, approximately $0.2 million of this dividend remains to be paid.

(12)  Comprehensive Income (Loss)

Comprehensive income (loss), which includes all changes in the Company’s equity during the period except transactions with stockholders, consisted of the following for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$2,682	$(7,494)	$15,832	$(9,746)
Other comprehensive income — Unrealized income on interest rate swap, net of tax	1,847	131	4,872	637
Comprehensive income (loss)	$4,529	$(7,363)	$20,704	$(9,109)

(13)  Stock Repurchase Plan

On January 30, 2009, the Company’s Board of Directors authorized the repurchase of up to $15.0 million of the Company’s common stock in a stock repurchase program during the 12-month period beginning on the date of authorization. The Company may purchase shares from time to time in open market or privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares and may be discontinued at any time.  Pursuant to this stock repurchase program, during the nine months ended September 30, 2009, the Company purchased 658,863 shares of its common stock at an average price of $13.69 per share for approximately $9.0 million, of which approximately $8.8 million had been settled in cash as of September 30, 2009.  These repurchased shares are reflected as Treasury stock, at cost in the Consolidated Balance Sheet as of September 30, 2009.  As of September 30, 2009, approximately $6.0 million remained available under the stock repurchase program.

Pursuant to the terms of the Merger Agreement discussed in Note 17, as of October 18, 2009, the Company is not permitted to repurchase shares of its common stock on or after such date.

(14)  New Accounting Pronouncements

Effective July 1, 2009, the FASB Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  Our accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

In September 2006, the FASB issued guidance which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. This guidance is contained in ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  In February 2008, the FASB deferred the effective date of this guidance for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted the new standard included in ASC 820 as it applies to financial assets and liabilities as of January 1, 2008. The Company adopted the new standard included in ASC 820, as it relates to non-financial assets and liabilities as of January 1, 2009. See Note 8 for further discussion of fair value measurements of financial instruments.

In March 2008, the FASB issued guidance which amends and expands the disclosure requirements of ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), requiring enhanced disclosures about the Company’s hedging activities. The Company is required to provide enhanced disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815, and (c) how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. The new provisions of ASC 815 are effective for fiscal years and interim periods beginning after December 15, 2008, with comparative disclosures of earlier periods encouraged upon initial adoption. The Company adopted the new provisions of ASC 815 effective January 1, 2009.  See Note 7 for the Company’s disclosures about its derivative instruments and hedging activities.

In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  This guidance is contained in ASC Topic 825, “Financial Instruments” (“ASC 825”).  The new disclosure standard included in ASC 825 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company adopted the new disclosure standard included in ASC 825 effective for the interim period ended March 31, 2009.  See Note 8 for the Company’s disclosures about its fair values of financial instruments.

In April 2009, the FASB issued additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes.  This guidance is contained in ASC 820.  This new guidance included in ASC 820 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company adopted the new guidance included in ASC 820 effective for the interim period ended March 31, 2009.

In April 2009, the FASB issued guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This guidance is contained in ASC Topic 320, “Investments — Debt and Equity Securities” (“ASC 320”).  This new guidance included in ASC 320 is effective for interim and annual periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company adopted the provisions of this new guidance included in ASC 320 effective for the interim period ended March 31, 2009.

In May 2009, the FASB issued guidance which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is contained in ASC Topic 855, “Subsequent Events” (“ASC 855”).  This new guidance in ASC 855 is effective for interim periods ending after June 15, 2009.  The Company adopted the new provisions of ASC 855 for the interim period ended June 30, 2009.

In June 2009, the FASB issued guidance to address the elimination of the concept of a qualifying special purpose entity.  This guidance is contained in ASC Topic 810, “Consolidation” (“ASC 810”).  This new guidance included in ASC 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this new guidance included in ASC 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. This new guidance is effective for fiscal years beginning after November 15, 2009.  The Company does not anticipate that the implementation of this new guidance included in ASC 810 will have a material impact on its consolidated financial statements.

In September 2009, the FASB issued guidance which modifies the way companies allocate revenue amongst multiple deliverables in a contract.  The new guidance, included in ASC Topic 605, “Revenue Recognition” (“ASC 605”), allows companies to allocate consideration in a multiple element arrangement in a manner that better reflects the transaction economics.  When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will now be allowed to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method.  Additionally this new guidance eliminates the use of the residual method.  This new guidance in ASC 605 is effective for fiscal years beginning after June 15, 2010.  The Company is currently evaluating the impact of this new guidance in ASC 605 on its consolidated financial statements.

(15)  Commitments and Contingencies

(a)  Commitments

On March 13, 2009, the Company signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling approximately $19.7 million in aggregate, consisting of a non-cancelable purchase of approximately $14.8 million of equipment and services and an option to purchase up to an additional approximately $4.9 million of equipment and services.  Under this letter of agreement, the Company agreed to return to Nortel Networks certain equipment replaced by the purchased equipment by March 1, 2010.  The Company has submitted non-cancelable purchase orders for approximately $14.8 million of equipment and services and therefore has no remaining commitment under this letter of agreement to submit additional non-cancelable purchase orders.  As of September 30, 2009, the Company has received approximately $13.8 million and paid for approximately $13.1 million of equipment and services and has returned approximately half of the replaced equipment to Nortel. The remaining replaced equipment is expected to be returned to Nortel by the end of 2009.

As discussed in Note 17, on October 18, 2009, the Company, Sprint and the Purchaser, a wholly owned subsidiary of Sprint, entered into the Merger Agreement pursuant to which Sprint agreed to acquire all of the Company’s outstanding common stock for a cash price of $24 per share. The Merger Agreement provides for certain termination rights for each of Sprint and the Company and further provides that upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Sprint a termination fee of $12.5 million.

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

(d)  Litigation and Arbitration

As discussed in Note 17, in connection with the Merger Agreement, Sprint Nextel Corporation, WirelessCo L.P., Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company, L.P., Nextel Communications, Inc., PhillieCo L.P. and APC PCS LLC (collectively, the “Sprint Parties”) and Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC, iPCS Wireless, Inc. and the Company (collectively, the “iPCS Parties”) entered into a Settlement Agreement and Mutual Release, dated October 18, 2009 (the “Settlement Agreement”).  Under the terms of the Settlement Agreement, the Sprint Parties and the iPCS Parties have agreed to stay all pending litigation between them, subject to certain exceptions and conditions, and not to sue each other during the pendency of the transactions contemplated by the Merger Agreement, subject to certain exceptions.

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

On October 19, 2009, pursuant to the Settlement Agreement, the Circuit Court stayed this litigation, including Sprint’s obligations to comply with the Circuit Court’s final order by January 25, 2010.  If the stay is vacated for any reason, Sprint shall have until 120 days after the date on which the stay is vacated to comply with the requirements of the final order.

On September 22, 2008, Sprint also filed a petition with the Circuit Court seeking to vacate that Court’s original order. On January 20, 2009, the Circuit Court denied Sprint’s petition with prejudice. On February 18, 2009, Sprint appealed the decision of the Circuit Court denying Sprint’s petition to vacate to the Illinois Appellate Court.

On October 20, 2009, pursuant to the Settlement Agreement, the Illinois Appellate Court stayed Sprint’s appeal.  The stay will be automatically vacated if the Merger Agreement is terminated for any reason.

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

On November 3, 2008, the iPCS Subsidiaries filed a motion for preliminary injunction in the Circuit Court seeking to prevent Sprint from consummating the Sprint-Clearwire Transaction until such time that the Circuit Court could rule on the merits of the underlying litigation brought by the iPCS Subsidiaries against Sprint. On November 17, 2008, the iPCS Subsidiaries, Sprint, and New Clearwire reached a stipulation pursuant to which the iPCS Subsidiaries withdrew their motion for preliminary injunction without prejudice, and the Sprint-Clearwire Transaction closed on November 28, 2008. In connection with the withdrawal of the preliminary injunction motion by the iPCS Subsidiaries, the Circuit Court entered an Agreed Order and Stipulation, dated November 17, 2008 (the “Agreed Order”) pursuant to which: (i) New Clearwire stipulated that it did not presently intend to commercially launch its 4G network, sell products or services, or promote products or services that are available for sale in any part of the iPCS Subsidiaries’ territories prior to July 1, 2009, (ii) New Clearwire stipulated that it would give the iPCS Subsidiaries at least 60 days advance written notice before any commercial launch of its 4G network, any sale of products or services or any promotion of products or services that are offered for sale in any part of the iPCS Subsidiaries service areas if it plans to do so before entry of a final and non-appealable judgment by the Circuit Court in the underlying action brought by the iPCS Subsidiaries against Sprint, and (iii) New Clearwire and Sprint stipulated that neither of them nor any of their controlled affiliates would raise the fact that the Sprint-Clearwire Transaction had closed as a basis for opposing any remedy proposed by the iPCS Subsidiaries or granted by the Circuit Court.

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

On April 30, 2009, the Circuit Court denied a motion brought by Sprint that sought to dismiss the iPCS Subsidiaries’ claims as to whether Sprint improperly withheld advanced technology from them in connection with the Clearwire transaction.  The Circuit Court also ruled that the iPCS Subsidiaries’ claims for relief could not include certain types of monetary relief but that, in addition to their existing claims for injunctive relief, the iPCS Subsidiaries would not be prevented from making “a claim for any actual or direct damages.”

On October 19, 2009, pursuant to the Settlement Agreement, the Circuit Court stayed this litigation.  Under the terms of the Settlement Agreement, the stay shall not affect any rights, duties or obligations under the Agreed Order issued by the Circuit Court on November 17, 2008. The Settlement Agreement further provides that if New Clearwire takes any action that does not comply with the Agreed Order or if New Clearwire provides notice pursuant to the Agreed Order of its intention to launch a network or to promote or sell products or services in any part of the applicable iPCS Subsidiaries’ service areas, the stay shall be automatically vacated and the iPCS Subsidiaries shall be entitled to pursue all available remedies.

Sprint/Virgin Mobile Transaction Litigation.   On July 28, 2009, Sprint announced it agreed to acquire Virgin Mobile USA, Inc., subject to Virgin Mobile USA stockholders’ and regulatory approvals (“the Sprint-Virgin Mobile Transaction”).  On September 10, 2009, the iPCS Subsidiaries filed a lawsuit against Sprint and certain of its affiliates in the Circuit Court, seeking declaratory and injunctive relief with respect to the Sprint-Virgin Mobile Transaction. In that case, the iPCS Subsidiaries are seeking a declaration that the Sprint-Virgin Mobile Transaction constitutes a breach of Sprint’s affiliation agreements with the iPCS Subsidiaries, and also sought an injunction barring Sprint from closing the Sprint-Virgin Mobile Transaction until it complied with the affiliation agreements.  On the same day, the iPCS Subsidiaries filed a motion for preliminary injunction, in which they seek to enjoin the closing of the Sprint-Virgin Mobile Transaction.  That motion is pending.  On September 22, 2009, the defendants filed a motion to dismiss the complaint.  That motion is pending.  On October 19, 2009, pursuant to the Settlement Agreement, the Circuit Court stayed this litigation.  Under the terms of the Settlement Agreement, Sprint agreed that, so long as the stay was in effect, it would not (i) reduce, directly or indirectly, or permit to be reduced, the reseller rates under the Virgin Mobile resale arrangement applicable to the iPCS Subsidiaries or (ii) claim or assert in any litigation proceeding or other action between Sprint and the Company or any of their respective affiliates that the iPCS Subsidiaries or any of their affiliates has waived the right to challenge the permissibility of any prior direct or indirect reductions of such reseller rates.

The Company presently cannot determine the ultimate resolution of the matters described above. The results of litigation are inherently uncertain and, while the Company believes that it has meritorious claims in the matters described above, material adverse outcomes are possible.  Additionally, on October 18, 2009, the parties to the above-described lawsuits entered into the Settlement Agreement. Please see Note 17 for a more detailed description of the Settlement Agreement.

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

(16)  Consolidating Financial Information

The Secured Notes are fully, unconditionally and jointly and severally guaranteed by the Company’s domestic restricted subsidiaries, including iPCS Wireless, Inc., iPCS Equipment, Inc., Horizon Personal Communications, Inc., Bright PCS Holdings, Inc. and Bright Personal Communications Services, LLC, which are 100% owned subsidiaries of iPCS, Inc. (see Note 6). The following consolidating financial information for iPCS, Inc. as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008 is presented for iPCS, Inc. and the Company’s guarantor subsidiaries (in thousands):

Condensed Consolidating Balance Sheet

As of September 30, 2009

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$77,092	$—	$77,092
Intercompany receivable	554,594	295,601	(850,195)	—
Other current assets	474	87,649	—	88,123
Total current assets	555,068	460,342	(850,195)	165,215
Property and equipment, net	—	159,726	—	159,726
Intangible assets, net	—	225,503	—	225,503
Other noncurrent assets	5,387	3,367	—	8,754
Investment in subsidiaries	196,535	—	(196,535)	—
Total assets	$756,990	$848,938	$(1,046,730)	$559,198
Intercompany payable	$295,601	$554,594	$(850,195)	$—
Other current liabilities	4,003	89,105	—	93,108
Total current liabilities	299,604	643,699	(850,195)	93,108
Long-term debt	477,297	370	—	477,667
Other long-term liabilities	13,111	8,334	—	21,445
Total liabilities	790,012	652,403	(850,195)	592,220
Stockholders’ equity (deficiency)	(33,022)	196,535	(196,535)	(33,022)
Total liabilities and stockholders’ equity (deficiency)	$756,990	$848,938	$(1,046,730)	$559,198

Condensed Consolidating Balance Sheet

As of December 31, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Cash and cash equivalents	$—	$55,940	$—	$55,940
Intercompany receivable	526,494	263,002	(789,496)	—
Other current assets	615	76,007	—	76,622
Total current assets	527,109	394,949	(789,496)	132,562
Property and equipment, net	—	162,014	—	162,014
Intangible assets, net	—	232,385	—	232,385
Other noncurrent assets	6,419	4,232	—	10,651
Investment in subsidiaries	178,803	—	(178,803)	—
Total assets	$712,331	$793,580	$(968,299)	$537,612
Intercompany payable	$263,001	$526,495	$(789,496)	$—
Other current liabilities	5,790	77,631	—	83,421
Total current liabilities	268,791	604,126	(789,496)	83,421
Long-term debt	475,000	401	—	475,401
Other long-term liabilities	16,738	10,250	—	26,988
Total liabilities	760,529	614,777	(789,496)	585,810
Stockholders’ equity (deficiency)	(48,198)	178,803	(178,803)	(48,198)
Total liabilities and stockholders’ equity (deficiency)	$712,331	$793,580	$(968,299)	$537,612

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$141,404	$—	$141,404
Cost of revenue	—	92,535	—	92,535
Selling and marketing	—	17,542	—	17,542
General and administrative	581	8,367	—	8,948
Depreciation and amortization	—	11,280	—	11,280
Loss on disposal of property and equipment, net	—	113	—	113
Total operating expense	581	129,837	—	130,418
Other, net	—	(7,946)	—	(7,946)
Income in subsidiaries	3,357	—	(3,357)	—
Income before provision for income tax	2,776	3,621	(3,357)	3,040
Provision for income tax	94	264	0	358
Net income	$2,682	$3,357	$(3,357)	$2,682

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$132,057	$—	$132,057
Cost of revenue	—	90,425	—	90,425
Selling and marketing	—	18,091	—	18,091
General and administrative	558	9,470	—	10,028
Depreciation and amortization	—	12,887	—	12,887
Loss on disposal of property and equipment, net	—	71	—	71
Total operating expense	558	130,944	—	131,502
Other, net	(2,212)	(5,729)	—	(7,941)
Income in subsidiaries	(4,724)	—	4,724	—
Loss before provision for income tax	(7,494)	(4,616)	4,724	(7,386)
Provision for income tax	—	108	—	108
Net loss	$(7,494)	$(4,724)	$4,724	$(7,494)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$417,727	$—	$417,727
Cost of revenue	—	267,867	—	267,867
Selling and marketing	—	51,528	—	51,528
General and administrative	1,807	23,758	—	25,565
Gain on Sprint settlement	—	(4,273)	—	(4,273)
Depreciation and amortization	—	36,115	—	36,115
Loss on disposal of property and equipment, net	—	629	—	629
Total operating expense	1,807	375,624	—	377,431
Other, net	—	(23,786)	—	(23,786)
Income in subsidiaries	17,733	—	(17,733)	—
Income before provision for income tax	15,926	18,317	(17,733)	16,510
Provision for income tax	94	584	—	678
Net income	$15,832	$17,733	$(17,733)	$15,832

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Total revenue	$—	$387,086	$—	$387,086
Cost of revenue	—	253,609	—	253,609
Selling and marketing	—	52,394	—	52,394
General and administrative	2,033	23,075	—	25,108
Depreciation and amortization	—	40,691	—	40,691
Loss on disposal of property and equipment, net	—	329	—	329
Total operating expense	2,033	370,098	—	372,131
Other, net	—	(23,943)	—	(23,943)
Loss in subsidiaries	(7,713)	—	7,713	—
Loss before provision for income tax	(9,746)	(6,955)	7,713	(8,988)
Provision for income tax	—	758	—	758
Net loss	$(9,746)	$(7,713)	$7,713	$(9,746)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$8,941	$48,841	$—	$57,782
Investing activities	—	(27,662)	—	(27,662)
Financing activities	(8,941)	(27)	—	(8,968)
Net increase in cash and cash equivalents	—	21,152	—	21,152
Cash and cash equivalents at beginning of period	—	55,940	—	55,940
Cash and cash equivalents at end of period	$—	$77,092	$—	$77,092

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

	iPCS Inc.	Guarantor Subsidiaries	Eliminations	iPCS Consolidated
Operating activities	$(454)	$44,568	$—	$44,114
Investing activities	—	(52,279)	—	(52,279)
Financing activities	454	(22)	—	432
Net decrease in cash and cash equivalents	—	(7,733)	—	(7,733)
Cash and cash equivalents at beginning of period	—	77,599	—	77,599
Cash and cash equivalents at end of period	$—	$69,866	$—	$69,866

(17)  Subsequent Events

On October 18, 2009, the Company, Sprint and Ireland Acquisition Corporation (the “Purchaser”), a wholly owned subsidiary of Sprint, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, the Purchaser commenced a tender offer (the “Offer”) on October 28, 2009 to acquire all of the Company’s outstanding shares of common stock, par value $0.01 per share (the “Shares”), at a price of $24.00 per share in cash (the “Offer Price”). The Merger Agreement also provides that following the consummation of the Offer, the Purchaser will be merged with and into the Company (the “Merger”) with the Company surviving the merger as a wholly owned subsidiary of Sprint. At the effective time of the Merger, all remaining outstanding Shares not tendered in the Offer (other than (1) Shares owned by Sprint, the Purchaser or the Company and (2) Shares as to which appraisal rights have been perfected in accordance with applicable law), will be converted into a cash amount of $24.00 per share on the terms and conditions set forth in the Merger Agreement.  The Offer will expire on November 25, 2009, unless extended in accordance with the terms of the Merger Agreement. The Merger Agreement is subject to (i) the condition that the number of Shares validly tendered and not withdrawn represents at least a majority of the total number of Shares outstanding on a fully diluted basis and (ii) the satisfaction or waiver of other customary closing conditions as set forth in the Merger Agreement, including the receipt of necessary regulatory approvals (including the expiration or termination of the Hart-Scott-Rodino waiting period).

In connection with the Merger Agreement, Sprint, WirelessCo L.P., Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company, L.P., Nextel Communications, Inc., PhillieCo L.P. and APC PCS LLC (collectively, the “Sprint Parties”) and Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC, iPCS Wireless, Inc. and the Company (collectively, the “iPCS Parties”) also entered into a Settlement Agreement and Mutual Release, dated October 18, 2009 (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Sprint Parties and the iPCS Parties have agreed to stay all pending litigation between them, subject to certain exceptions and conditions, and not to sue each other during the pendency of the transactions contemplated by the Merger Agreement, subject to certain exceptions. The stays of litigation and covenants not to sue will terminate if the Merger Agreement is terminated or if the Offer is not closed within the time period allowed by the Merger Agreement and the party seeking to terminate the Merger Agreement is unable to do so due to a court order or injunction that prevents termination. In addition, under the terms of the Settlement Agreement, effective upon the closing of the Merger, the Sprint Parties and the iPCS Parties will release each other from all claims, except those arising under or relating to a breach of the Merger Agreement or the Settlement Agreement, and will jointly file all such documents that are necessary to effect the dismissal with prejudice of all court orders and pending lawsuits between the Sprint Parties and the iPCS Parties.

Two putative class action lawsuits have been filed in the Circuit Court of Cook County, Illinois.  The complaints name as defendants the Company and its directors, among others, and generally allege that the consideration to be received by the Company’s stockholders in connection with the Merger Agreement is unfair and inadequate.  The complaints further allege that the Company’s directors breached their fiduciary duties by, among other things, approving the Merger Agreement and the other transactions contemplated by the Merger Agreement and that such breaches were aided and abetted by Sprint Nextel Corporation.  The lawsuits seek, among other things, preliminary injunctive relief and monetary and attorneys’ fees.  The Company believes that these lawsuits are without merit and intends to vigorously defend these actions.  As permitted under applicable law, each of the Company and certain of its subsidiaries indemnifies their directors and officers for certain events or occurrences while the officer or director is, or was, serving the Company or its subsidiaries in such a capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that should enable the Company to recover a portion of any future amounts paid.

On October 31, 2009, per the terms of the Company’s affiliation agreements with Sprint PCS, Sprint PCS notified the Company of its proposed CCPU and CPGA rates for the three year period from 2011 through 2013.  The proposed rates for CCPU services are $10.23, $10.04 and $10.00 for 2011, 2012 and 2013, respectively.  The proposed rates for CPGA services are $22.72, $22.58 and $23.23 for 2011, 2012 and 2013, respectively.  The Company expects to enter into discussions with Sprint PCS regarding the proposed rates, which discussions are expected to commence in late November and proceed in the event that the transactions contemplated by the Merger Agreement discussed above are not consummated. These proposed rates are significantly higher than the Company’s current rates and the Company expects to strongly oppose them in the event that the transactions contemplated by the Merger Agreement discussed above are not consummated, including by submitting the matter to arbitration or litigation, if necessary.  If the matter is submitted to an arbitration panel and the panel has not yet imposed different rates, the Company is required to pay the proposed rates as of January 1, 2011 subject to retroactive adjustments if any.  Per the terms of our affiliation agreements, the Company has also been exploring the option of self-providing or procuring these services through third party providers in order to determine if the Company can provide or procure these services in a more cost-effective manner than Sprint can provide to the Company.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, include, but are not limited to:

•                  the ability of Sprint and us to complete the transactions contemplated by the Merger Agreement, the risk that a condition to the completion of such transactions may not be satisfied, and developments regarding such transactions;

•                  the impact of the pendency of the transactions contemplated by the Merger Agreement on our business generally, including relationships with our vendors and employees, particularly if the transactions contemplated by the Merger Agreement are not consummated promptly;

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

•                  the impact and final outcome of our litigation with Sprint regarding Sprint’s acquisition of Virgin Mobile USA, including Sprint’s plans for the Virgin Mobile business going forward in light of any future outcome;

•                  the risks of staying and then resuming our litigation with Sprint regarding Sprint’s Nextel Merger, the Sprint-Clearwire transaction and Sprint’s proposed acquisition of Virgin Mobile USA (which may have closed during the period of the stay) if the Merger with Sprint is not consummated;

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

•                  our ability to attract and retain skilled personnel, especially in light of the proposed Merger with Sprint;

•                  our potential need for additional capital or the need for refinancing any of our existing indebtedness;

•                  our potential inability to profitably expand existing products and services or launch new products and services, including a prepaid offering;

•                  changes in government regulation;

•                  changes in the relative attractiveness of Sprint PCS’s phones, pricing plans, customer service and coverage as well as the market’s overall perception of the Sprint brand;

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

•                  our dependency on key vendors such as Nortel for expansion or maintenance of our network, including the continued viability of these vendors; and

•                  other factors discussed under “ Recent Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources” below, elsewhere herein, and Item 1A, “Risk Factors,” in our 2008 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

Recent Developments — Proposed Merger

On October 18, 2009, the Company, Sprint and Ireland Acquisition Corporation (the “Purchaser”) and a wholly owned subsidiary of Sprint, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, the Purchaser commenced a tender offer (the “Offer”) on October 28, 2009 to acquire all of the Company’s outstanding shares of common stock, par value $0.01 per share (the “Shares”), at a price of $24.00 per share in cash (the “Offer Price”). The Merger Agreement also provides that following the consummation of the Offer, the Purchaser will be merged with and into the Company (the “Merger”) with the Company surviving the Merger as a wholly owned subsidiary of Sprint. At the effective time of the Merger, all remaining outstanding Shares not tendered in the Offer (other than (1) Shares owned by Sprint, the Purchaser or the Company and (2) Shares as to which appraisal rights have been perfected in accordance with applicable law), will be converted into a cash amount of $24.00 per share on the terms and conditions set forth in the Merger Agreement.  The Offer will expire on November 25, 2009, unless extended in accordance with the terms of the Merger Agreement. The Merger Agreement is subject to (i) the condition that the number of Shares validly tendered and not withdrawn represents at least a majority of the total number of Shares outstanding on a fully diluted basis and (ii) the satisfaction or waiver of other customary closing conditions as set forth in the Merger Agreement, including the receipt of necessary regulatory approvals (including the expiration or termination of the Hart-Scott-Rodino waiting period).

In connection with the Merger Agreement, Sprint, WirelessCo L.P., Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company, L.P., Nextel Communications, Inc., PhillieCo L.P. and APC PCS LLC (collectively, the “Sprint Parties”) and Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC, iPCS Wireless, Inc. and the Company (collectively, the “iPCS Parties”) also entered into a Settlement Agreement and Mutual Release, dated October 18, 2009 (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Sprint Parties and the iPCS Parties have agreed to stay all pending litigation between them, subject to certain exceptions and conditions, and not to sue each other during the pendency of the transactions contemplated by the Merger Agreement, subject to certain exceptions. The stays of litigation and covenants not to sue will terminate if the Merger Agreement is terminated or if the Offer is not closed within the time period allowed by the Merger Agreement and the party seeking to terminate the Merger Agreement is unable to do so due to a court order or injunction that prevents termination. In addition, under the terms of the Settlement Agreement, effective upon the closing of the Merger, the Sprint Parties and the iPCS Parties will release each other from all claims, except those arising under or relating to a breach of the Merger Agreement or the Settlement Agreement, and will jointly file all such documents that are necessary to effect the dismissal with prejudice of all court orders and pending lawsuits between the Sprint Parties and the iPCS Parties.

Business Overview

As a PCS Affiliate of Sprint, we have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in 81 markets including markets in Illinois, Michigan, Pennsylvania, New York, Indiana, Iowa, Ohio and Tennessee. Our territory includes key markets such as Grand Rapids (MI), Fort Wayne (IN), the Tri-Cities region of Tennessee (Johnson City, Kingsport and Bristol), Scranton (PA), Saginaw-Bay City (MI), Central Illinois (Peoria, IL, Springfield, IL, Decatur, IL and Champaign, IL), and the Quad Cities region of Illinois and Iowa (Bettendorf and Davenport, IA, and Moline and Rock Island, IL). We own and are responsible for building, operating and managing the portion of the 100% digital, 100% PCS wireless network of Sprint PCS located in our territory. We offer national calling plans designed by Sprint PCS as well as local plans tailored to our markets. Our PCS network is designed to offer a seamless connection with the wireless network of Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our company-owned retail stores, co-branded dealers, major national retailers and local third party distributors. As of September 30, 2009, our licensed territory had a total population of approximately 15.1 million residents, of which our wireless network covered approximately 12.7 million residents, and we had approximately 720,100 subscribers.

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

We have been, and continue to be, engaged in litigation with Sprint regarding (i) its 2005 merger with Nextel, (ii) its Sprint-Clearwire transaction through which Sprint and Clearwire are developing a nationwide mobile 4G WiMax network and (iii) its proposed acquisition of Virgin Mobile. On October 18, 2009, pursuant to the Settlement Agreement, the parties agreed to stay such litigation pending the completion of the Merger and subject to certain exceptions and conditions.   Subject to the terms of the Settlement Agreement, we intend to continue to vigorously protect and enforce our rights, but there is no assurance that we will prevail. For a detailed discussion of our litigation with Sprint, see “—Commitments and Contingencies” below.

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

Beginning on January 1, 2011, the rates will be reset each year based on the amount necessary to recover Sprint PCS’s reasonable costs for providing these services to us and the other PCS Affiliates of Sprint.  As discussed below, we expect that Sprint will assert that its costs are substantially greater than those reflected in the rates currently in effect through December 31, 2010.

The CCPU rate in effect from 2008 through 2010 is to be reduced from the then current rate by $0.15 if we hit certain milestones with respect to our voluntary deployment of EV-DO Rev. A, a version of the further evolution of code division multiple access (“CDMA”) high-speed data technology called Evolution Data Optimized (“EV-DO”). Specifically, the CCPU rates set forth above are to be reduced by $0.15 from the then-current rate when our EV-DO Rev. A deployment covers at least 6.0 million in population (“POPs”), by another $0.15 from the then-current rate when we cover at least 7.0 million POPs; and by another $0.15 from the then-current rate when we cover at least 9.0 million POPs. Our EV-DO Rev. A deployment coverage exceeded 6.0 million POPs during June 2008 and exceeded 7.0 million POPs during July 2008. As a result, our CCPU rate was reduced to $6.35 starting July 1, 2008, was further reduced to $6.20 starting August 1, 2008 for the remainder of 2008 and has been reduced to $5.85 and $5.55 in 2009 and 2010, respectively, subject to any further adjustments related to incremental EV-DO Rev. A coverage. As of September 30, 2009, our EV-DO Rev. A deployment covered approximately 7.9 million POPs.

On October 31, 2009, per the terms of our affiliation agreements with Sprint PCS, Sprint PCS notified us of its proposed CCPU and CPGA rates for the three year period from 2011 through 2013.  The proposed rates for CCPU services are $10.23, $10.04 and $10.00 for 2011, 2012 and 2013, respectively.  The proposed rates for CPGA services are $22.72, $22.58 and $23.23 for 2011, 2012 and 2013, respectively.  We expect to enter into discussions with Sprint PCS regarding the proposed rates, which discussions are expected to commence in late November and proceed in the event that the transactions contemplated by the Merger Agreement discussed above are not consummated. These proposed rates are significantly higher than our current rates and we expect to strongly oppose them in the event that the transactions contemplated by the Merger Agreement discussed above are not consummated, including by submitting the matter to arbitration or litigation, if necessary.  If the matter is submitted to an arbitration panel and the panel has not yet imposed different rates, we are required to pay the proposed rates as of January 1, 2011 subject to retroactive adjustments if any.  Per the terms of our affiliation agreements, we have also been exploring the option of self-providing or procuring these services through third party providers in order to determine if we can provide or procure these services in a more cost-effective manner than Sprint can provide to us.

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

Commencing on January 1, 2010, and each January 1 thereafter, either Sprint or we may initiate a review to determine whether the 3G data roaming ratio between us for the prior calendar year has changed by more than 20% from the calendar year that is two years prior. If the ratio has changed by more than 20%, then the parties will commence discussions as to whether an appropriate adjustment in other fees can be made to compensate for such change. If the parties cannot agree, then the parties will revert to settling 3G data roaming separately and any CCPU reductions related to incremental EV-DO Rev. A coverage, currently totaling $0.30, will be foregone effective January 1 of the year in which such review was initiated.  Based on information currently available to us, we believe the 3G data roaming ratio between us for the 2009 calendar year will have changed by more than 20% in our favor from the 2008 calendar year ratio.  We intend to commence discussions with Sprint regarding this issue as soon as we are permitted to do so under our affiliation agreements with Sprint.  We believe that the favorable change in the 3G data roaming ratio will allow us to negotiate more favorable CCPU rates than the current rate for 2010 or the initially proposed rates for 2011 and beyond.  In the absence of such agreed upon rates, our affiliation agreements provide that the parties will begin to settle 3G data roaming separately, which we believe may be favorable to us in 2010.  Beginning in 2011, the rates used to settle 3G data roaming will be recalculated under the terms of the agreements, the impact of which on us is uncertain at this time.

The majority of our revenues and cost of service and roaming is derived from information provided by Sprint on the basis of data within Sprint’s possession and control.  We review all such amounts settled to and from Sprint and, in the event we believe any such amounts to be erroneous, we may dispute, and have disputed, such settlements in accordance with the procedures set forth in the affiliation agreements with Sprint.  Subject to and in accordance with the terms of the Merger Agreement and related agreements described above in “—Recent Developments – Proposed Merger,” we have disputed certain items with Sprint which remain unresolved as of November 3, 2009. The final outcome of these unresolved disputed items is unknown at this time.

On January 22, 2009, we reached a settlement with Sprint related to previously disputed 2008 items, which resulted in a Gain on Sprint settlement of $4.3 million being recorded in our consolidated statement of operations for the nine months ended September 30, 2009.

Consolidated Results of Operations

Summary

For the three and nine months ended September 30, 2009 our net income was $2.7 million and $15.8 million, respectively, compared to net losses of $7.5 million and $9.7 million for the three and nine months ended September 30, 2008.  Net income for the nine months ended September 30, 2009 includes a $4.3 million gain related to a Sprint settlement. The three and nine months ended September 30, 2009 reflected higher subscriber revenue, attributable to our larger subscriber base and higher ARPU, as compared to the same periods in 2008. Bad debt expense decreased in the three and nine months ended September 30, 2009, reflecting an improvement in uncollectable accounts compared to the 2008 periods. Offsetting the increased subscriber revenue and reduced bad debt expense for the three and nine months ended September 30, 2009 were higher costs related to servicing a larger network and larger subscriber base, as well as a decrease in our roaming margin as compared to the 2008 periods.  Net income was positively affected by decreased Sprint related litigation expenses in the three months ended September 30, 2009 and negatively affected by increased Sprint related litigation expenses in the nine months ended September 30, 2009 as compared to the 2008 periods.  Despite lower gross subscriber additions, acquisition costs for new activations were flat for the three months ended September 30, 2009, and increased in the nine months ended September 30, 2009, reflecting higher commissions related to the sale of more expensive rate plans and an increase in the percentage of gross additions coming from distribution channels with higher commission structures, as well as higher handset subsidy costs as compared to the 2008 periods, offset by lower fixed costs related to company-owned retail stores.

Presented below is a more detailed comparative data and discussion regarding our consolidated results of operations for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.

For the Three and Nine Months Ended September 30, 2009 compared to the Three and Nine Months Ended September 30, 2008

Results of operations for any period less than one year are not necessarily indicative of results of operations for a full year.

Key Performance Metrics.

Management uses several key performance metrics to analyze the operations of our business. Below is a table setting forth the metrics that we use for the relevant time periods:

	As of and for the Three Months Ended September 30,		Increase/		Percent
	2009	2008	(Decrease)		Change
Total Subscribers	720,100	674,400	45,700		6.8%
Gross Subscriber Additions	68,300	72,200	(3,900)		(5.4)
Net Subscriber Additions	9,900	20,400	(10,500)		(51.5)
Churn	2.4%	2.3%	0.1	pts	n/a
ARPU	$50.45	$48.31	$2.14		4.4
CPGA	$373	$374	$(1)		(0.3)

	As of and for the Nine Months Ended September 30,		Increase/		Percent
	2009	2008	(Decrease)		Change
Total Subscribers	720,100	674,400	45,700		6.8%
Gross Subscriber Additions	184,200	193,200	(9,000)		(4.7)
Net Subscriber Additions	29,000	44,500	(15,500)		(34.8)
Churn	2.2%	2.3%	(0.1	)pts	n/a
ARPU	$50.33	$48.39	$1.94		4.0
CPGA	$400	$376	$24		6.4

Subscriber Additions.     Gross subscriber additions decreased in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008, reflecting tightened credit standards and increased overall wireless penetration in our markets.  Net subscriber additions for the three months ended September 30, 2009 were negatively impacted by a slightly higher overall churn percentage, reflecting Sprint’s third quarter 2009 elimination of the Sprint Wireless Advantage Club (“SWAC”) discount program for employee related accounts in our territories and the related deactivations, and by the effect of churn on our larger average subscriber base as compared to the three months ended September 30, 2008.  Net subscriber additions for the nine months ended September 30, 2009 were also negatively impacted by the effect of churn on our larger average subscriber base, but was offset by a lower overall churn percentage for the nine month period, as compared to the nine months ended September 30, 2008.

Churn.     Churn for the three months ended September 30, 2009 was higher than for the comparable 2008 period reflecting the effect of Sprint’s third quarter 2009 elimination of the SWAC discount program, offset by improvements in churn from credit-related deactivations.   Churn for the nine months ended September 30, 2009 was lower than for the comparable 2008 period reflecting improvements in churn from credit-related deactivations, partially offset by increased voluntary churn, including the discontinuation by Sprint of its SWAC program.  At September 30, 2009, approximately 81% of our subscribers were under contract compared to 84% at September 30, 2008.

Average Revenue Per User.  ARPU was positively affected by an increase in monthly recurring revenue per subscriber for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008. These increases reflect the growing popularity of Sprint’s “Simply Everything,” “Everything” and “Talk/Message” plans.  Additionally, ARPU was positively impacted in the 2009 periods by moderating customer care related credits provided by Sprint to customers in our territory. Average monthly credits per subscriber, including promotional credits, were $5.79 for both for the three and nine months ended September 30, 2009, as compared to $7.66 and $6.92 for the three and nine months ended September 30, 2008, respectively.  Partially offsetting these positive trends, ARPU was negatively affected by decreases in customer plan overage charges and roaming charges for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008. These decreases also reflect the growing popularity of Sprint’s all inclusive plans.

Cost Per Gross Addition.  Variable costs per gross addition increased by $6 and $27 in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, reflecting higher commission costs, related to the sale of more expensive rate plans and an increase in the percentage of gross additions coming from distribution channels with higher commission structures. Fixed costs per gross addition decreased $7 and $3 in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, respectively, reflecting a reduction in our company-owned retail presence in favor of more exclusive Sprint co-branded dealers as well as lower advertising expenses, offset by a decrease in gross subscriber additions of approximately 5% for both comparable periods.  At September 30, 2009, we owned and operated 36 retail stores and contracted with 131 exclusive Sprint co-branded dealers compared to 41 retail stores and 105 exclusive Sprint co-branded dealers at September 30, 2008.

Revenue.

The following tables set forth a breakdown of revenue by type (dollars in thousands):

	For the Three Months Ended September 30,		Increase/	Percent
	2009	2008	(Decrease)	Change
Service revenue	$108,480	$96,097	$12,383	12.9%
Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint	22,932	23,764	(832)	(3.5)
Roaming revenue from other wireless carriers	1,827	4,619	(2,792)	(60.4)
Reseller revenue	3,024	3,899	(875)	(22.4)
Equipment and other revenue	5,141	3,678	1,463	39.8
Total revenue	$141,404	$132,057	$9,347	7.1

	For the Nine Months Ended September 30,		Increase/	Percent
	2009	2008	(Decrease)	Change
Service revenue	$319,600	$282,370	$37,230	13.2%
Roaming revenue from subscribers of Sprint PCS and other PCS Affiliates of Sprint	63,808	69,916	(6,108)	(8.7)
Roaming revenue from other wireless carriers	10,587	12,375	(1,788)	(14.4)
Reseller revenue	9,161	11,792	(2,631)	(22.3)
Equipment and other revenue	14,571	10,633	3,938	37.0
Total revenue	$417,727	$387,086	$30,641	7.9

•                     Service revenue. Service revenue is comprised of the monthly recurring charges for voice and data usage and the monthly non-recurring charges for voice and data minutes and data kilobytes over plan, long distance, roaming usage charges, other feature revenue and late payment fee and early cancellation fee revenues. Deductions for billing adjustments, promotional credits and certain customer care credits are recorded as a reduction to service revenue. Our service revenue growth in 2009 over the prior year three and nine month periods consists of $7.8 million and $24.9 million, respectively, from a higher average subscriber base and $4.6 million and $12.3 million, respectively, from increases in ARPU.

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

For 2008 and 2009, the reciprocal roaming rate is $0.0400 per minute for voice traffic ($0.10 per minute in certain markets in eastern and western Pennsylvania).  For the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, voice roaming revenue from subscribers of Sprint and other PCS Affiliates of Sprint, including toll revenue, decreased by $0.9 million and $6.0 million, respectively, reflecting decreases in roaming minutes and roaming toll minutes, as derived from information provided by Sprint.

For 2009 and 2008, the reciprocal roaming rate for data traffic was $0.0001 per kilobyte and $0.0003 per kilobyte, respectively.  3G data roaming revenue from other PCS Affiliates of Sprint decreased by $0.1 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 reflecting the decrease in the reciprocal rate, offset by increased kilobyte traffic from subscribers of other PCS Affiliates of Sprint on our network.

•                     Roaming revenue from other wireless carriers. We receive roaming revenue from wireless carriers other than Sprint PCS and other PCS Affiliates of Sprint when subscribers of such other wireless carriers roam in our territory. We do not have agreements with these other wireless carriers. Instead, we rely on the roaming arrangements Sprint PCS has negotiated with these carriers and are unable to set terms and prices or otherwise monitor these relationships. We are paid on a per minute basis for voice and 2G data and on a per kilobyte basis for 3G data traffic pursuant to these agreements. For the three and nine months ended September 30, 2009, roaming minutes were 25.7 million and 148.9 million, respectively, compared to 100.8 million and 252.8 million for the three and nine months ended September 30, 2008, decreases of 75% and 41%, respectively, reflecting the impact of the acquisition of Alltel by Verizon. The average per minute rate, including toll, increased from $0.039 per minute for the three months ended September 30, 2008 to $0.046 per minute for the three months ended September 30, 2009.  The average per minute rate decreased from $0.044 per minute for the nine months ended September 30, 2008 to $0.042 per minute for the nine months ended September 30, 2009. Data roaming revenue from other wireless carriers totaled $0.6 million and $4.4 million for the three and nine months ended September 30, 2009 compared with $0.7 million and $1.3 million for the three and nine months ended September 30, 2008, reflecting a steep decline in data roaming revenue from Alltel. The majority of our roaming revenue from other wireless carriers is derived from customers of Alltel, which was acquired by Verizon Wireless in January 2009. As a result of the acquisition of Alltel, in 2009 we have experienced and may continue to experience a decline in our roaming revenue from Alltel.

•                    Reseller revenue. Through Sprint PCS we allow resellers, known as MVNOs, the largest of which is Virgin Mobile, to use our network. Pursuant to these arrangements, we are paid on a per minute and per kilobyte basis. The decreases in reseller revenue for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 reflect decreased reseller ARPU, partially offset by an increase in the average reseller subscribers between the respective periods. For the three and nine months ended September 30, 2009, reseller ARPU was $3.61 and $3.68, respectively, compared to $5.19 and $5.32 for the three and nine months ended September 30, 2008, respectively. Average reseller subscribers were approximately 277,100 and 275,800 for the three and nine months ended September 30, 2009 compared to approximately 250,400 and 246,400 for the three and nine months ended September 30, 2008. At September 30, 2009, we had approximately 273,300 reseller subscribers based in our territory.  Sprint’s proposed acquisition of Virgin Mobile is the subject of pending litigation brought by us.  See “—Commitments and Contingencies” below for further discussion.

•                     Equipment and other revenue. Equipment and other revenue is derived primarily from the sale of handsets and accessories to new customers and from current customers who upgrade their handsets through our retail and local distribution channels, in each case, net of sales incentives, rebates and an allowance for returns. The increases in the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, reflect higher revenue per new and upgraded handset and a larger number of upgrades. These increasing factors are offset by lower activations from our retail and local distribution channels.

Operating Expense.

The following tables set forth a breakdown of operating expense by type (dollars in thousands):

	For the Three Months Ended September 30,		Increase/	Percent
	2009	2008	(Decrease)	Change
Cost of service and roaming	$74,038	$74,520	$(482)	(0.6)%
Cost of equipment	18,497	15,905	2,592	16.3
Selling and marketing	17,542	18,091	(549)	(3.0)
General and administrative	8,948	10,028	(1,080)	(10.8)
Depreciation and amortization	11,280	12,887	(1,607)	(12.5)
Loss on disposal of property and equipment, net	113	71	42	59.2
Total operating expense	$130,418	$131,502	$(1,084)	(0.8)

	For the Nine Months Ended September 30,		Increase/	Percent
	2009	2008	(Decrease)	Change
Cost of service and roaming	$217,838	$213,167	$4,671	2.2%
Cost of equipment	50,029	40,442	9,587	23.7
Selling and marketing	51,528	52,394	(866)	(1.7)
General and administrative	25,565	25,108	457	1.8
Gain on Sprint settlement	(4,273)	—	(4,273)	—
Depreciation and amortization	36,115	40,691	(4,576)	(11.2)
Loss on disposal of property and equipment, net	629	329	300	91.2
Total operating expense	$377,431	$372,131	$5,300	1.4

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

The decrease in cost of service and roaming for the three months ended September 30, 2009 reflects lower bad debt expense and decreases in our monthly cash costs per user fee payable to Sprint, offset by the costs of servicing a larger network and larger subscriber base, such as higher cell site rent and interconnect costs due to more cell sites, and by increases in roaming expense with Sprint as well as carriers other than Sprint.

The increase in cost of service and roaming for the nine months ended September 30, 2009 reflects the costs of servicing a larger network and larger subscriber base, such as higher cell site rent and interconnect costs due to more cell sites, and increases in roaming expense with Sprint as well as carriers other than Sprint, offset by lower bad debt expense and decreases in our monthly cash costs per user fee payable to Sprint.

Roaming expense with Sprint increased $1.3 million and $2.4 million, from $14.5 million and $44.4 million in the three and nine months ended September 30, 2008, respectively, to $15.8 million and $46.8 million in the three and nine months ended September 30, 2009, respectively, due to higher minutes of use on Sprint’s networks.

Roaming expense with wireless carriers other than Sprint increased $0.5 million and $4.2 million, from $4.8 million and $9.8 million in the three and nine months ended September 30, 2008, respectively, to $5.3 million and $14.0 million in the three and nine months ended September 30, 2009, respectively, due to significantly higher minutes and kilobytes of use on Sprint’s roaming partners’ networks.

Bad debt expense decreased $2.4 million and $7.8 million from $5.6 million and $15.8 million in the three and nine months ended September 30, 2008, respectively, to $3.2 million and $8.0 million in the three and nine months ended September 30, 2009, respectively. These decreases in bad debt expense reflect tightened credit policies and increases in deposit requirements in the three and nine months ended September 30, 2009 as compared to the 2008 periods.

Additionally, due to decreases in our monthly cash cost per user fee payable to Sprint, our cost of service and roaming was lower by $1.4 million and $4.1 million for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008, respectively.

At September 30, 2009, our network consisted of 1,981 leased cell sites and five switches.  At September 30, 2008, our network consisted of 1,819 leased cell sites and five switches.

Cost of equipment.  Cost of equipment includes the cost of handsets and accessories sold or upgraded from our retail and local distribution channels. Cost of equipment related to upgrades increased $2.9 million and $6.3 million, or 75% and 57%, in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008, reflecting increases in the number of subscribers receiving handset upgrades from our retail and local distribution channels and for the nine month period, an increase in the average handset cost per upgrade. Cost of equipment for new activations decreased $0.4 million, or 3%, in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, reflecting a decrease in new activations from our retail and local distribution channels, offset by an increase in the average cost per activated phone.  Cost of equipment for new activations increased $3.2 million, or 11%, in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, reflecting an increase in the average cost per activated phone, partially offset by a decrease in new activations from our retail and local distribution channels.  Handset costs have been increasing as demand has shifted toward more expensive smart phones.

Selling and marketing.  Selling and marketing expense includes the costs to operate our owned retail stores, advertising and promotional expenses, commissions to our company-owned retail and local third party distributor channels, subscriber acquisition costs from national third parties and other Sprint-controlled channels and stock-based compensation expense.  The decreases in the three and nine months ended September 30, 2009 were due to lower costs associated with a smaller company employed retail work force, lower advertising costs and lower costs related to promotional credits, offset by higher commissions and subscriber acquisition costs from our indirect channels.

General and administrative.  General and administrative expenses include administrative salaries and benefits, legal fees, insurance expense, other professional expenses and stock-based compensation expense. For the three and nine months ended September 30, 2009, general and administrative expense included approximately $3.0 million and $9.0 million, respectively, of Sprint litigation related expenses. This compares to $5.3 million and $7.4 million for the three and nine months ended September 30, 2008, respectively. Stock-based compensation expense included in general and administrative expense totaled approximately $1.0 million and $2.8 million for the three and nine months ended September 30, 2009, respectively, compared to $0.9 million and $3.8 million for the three and nine months ended September 30, 2008, respectively.

Gain on Sprint settlement.  On January 22, 2009, we reached a settlement with Sprint related to previously disputed 2008 items, which resulted in a $4.3 million gain being recorded in our consolidated statement of operations for the nine months ended September 30, 2009.

Depreciation and amortization.  Amortization of intangible assets totaled $2.3 million and $6.9 million for both the three and nine months ended September 30, 2009 and 2008, respectively.  Depreciation expense totaled $9.0 million and $29.2 million for the three and nine months ended September 30, 2009 compared to $10.6 million and $33.8 million for the three and nine months ended September 30, 2008, decreases of $1.6 million and $4.6 million for the three and nine month periods, respectively. These decreases reflect the full depreciation of certain assets during 2008 and 2009. During the three and nine months ended September 30, 2008, we recognized impairment charges of $1.9 million and $2.2 million, respectively, included in depreciation, related to our assets held for sale to reduce their carrying value in accordance with the guidance included in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 360, “Property, Plant and Equipment”.

Non-Operating Income and Expense.

The following tables set forth a breakdown of non-operating income and expense by type (dollars in thousands):

	For the Three Months Ended September 30,		Increase/	Percent
	2009	2008	(Decrease)	Change
Interest income	$47	$316	$(269)	(85.1)%
Interest expense	8,065	8,320	(255)	(3.1)
Other income, net	72	63	9	14.3

	For the Nine Months Ended September 30,		Increase/	Percent
	2009	2008	(Decrease)	Change
Interest income	$211	$1,420	$(1,209)	(85.1)%
Interest expense	24,096	25,456	(1,360)	(5.3)
Other income, net	99	93	6	6.5

Interest Income.  The decrease in interest income in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 reflects lower yields on our investments during the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008.

Interest Expense.  Interest expense consists of interest on our outstanding long-term debt (see Note 6, Long-Term Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q), including amortization of financing costs and net of capitalized interest and the effect of our interest rate swap (see Note 7, Interest Rate Swap, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q).  The decrease in interest expense in the three and nine months ended September 30, 2009 reflects a lower weighted average interest rate, net of our interest rate swap, of 6.44% and 6.52% on our outstanding long-term debt during the three and nine months ended September 30, 2009, respectively, as compared to the weighted average interest rate of 6.96% and 7.10% on our outstanding long-term debt during the three and nine months ended September 30, 2008, respectively.

In connection with our capital expenditures, we capitalized interest of approximately $0.1 million and $0.5 million in the three and nine months ended September 30, 2009, respectively.  We capitalized interest of approximately $0.5 million and $1.3 million in the three and nine months ended September 30, 2008, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
ARPU
Service revenue (in thousands)	$108,480	$96,097	$319,600	$282,370
Average subscribers	716,700	663,100	705,500	648,300
ARPU	$50.45	$48.31	$50.33	$48.39

ARPU, which is utilized by most wireless companies to determine recurring monthly revenue on a per subscriber basis, is used by analysts and investors to compare relative subscriber revenue across the wireless industry. We use ARPU to assist in evaluating past selling performance and the success of specific rate plan promotions.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
CPGA
Selling and Marketing (in thousands):	$17,542	$18,091	$51,528	$52,394
plus: Equipment costs, net of cost of upgrades	11,658	12,008	32,617	29,369
less: Equipment revenue, net of upgrade revenue	(3,555)	(2,991)	(10,123)	(8,499)
less: Stock-based compensation expense	(141)	(129)	(421)	(546)
CPGA costs	$25,504	$26,979	73,601	72,718
Gross additions	68,300	72,200	184,200	193,200
CPGA	$373	$374	$400	$376

CPGA is utilized by most wireless companies to determine their cost to acquire a new subscriber. CPGA is used by analysts and investors to compare us to other wireless companies. We use CPGA to evaluate past selling performance, the success of specific promotions and as a basis to determine the amount of time we must retain a new subscriber before we recover this cost.

Inflation

We believe that inflation has not had a significant impact on our revenues or our results of operations in the three or nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

While we believe the Merger should be consummated later this year or early next year, we also believe our cash and cash equivalents and operating cash flow will be sufficient to operate our business and fund our capital needs for at least the next twelve months. Although we have certain limited additional borrowings allowed under our current debt agreements, including but not limited to PIK Interest (see Note 6, Long-Term Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q), we are dependent on cash and cash equivalents and operating cash flow to operate our business and fund our capital needs. However, our future liquidity is dependent on a number of factors influencing our expected earnings and operating cash flows, including those discussed below in “—Recent Trends, Risks and Uncertainties That May Affect Operating Results, Liquidity and Capital Resources.”

Significant Sources of Cash

We generated $57.8 million in net cash flows from operating activities for the nine months ended September 30, 2009, compared to $44.1 million for the nine months ended September 30, 2008, an increase of $13.7 million. Excluding changes in working capital, operating activities provided $68.8 million of cash for the nine months ended September 30, 2009, compared to $52.9 million of cash for the nine months ended September 30, 2008, generally reflecting increased earnings from our larger subscriber base and cash received related to the settlement of 2008 disputes with Sprint, offset by a decrease in our roaming margin.  The nine months ended September 30, 2009 also reflected increased Sprint related litigation expenses and higher customer acquisition costs.  Sprint related working capital, which includes fees and charges payable and receivable between us and Sprint, was a source of cash of $5.1 million for the nine months ended September 30, 2009 compared to a source of cash of $9.0 million for the nine months ended September 30, 2008, primarily due to the timing of cash payments both to and from Sprint.  For the nine months ended September 30, 2009, non-Sprint related working capital used cash of $16.1 million, reflecting increased accounts receivable related to a higher subscriber base during the period.  For the nine months ended September 30, 2008, non-Sprint related working capital used cash of $17.8 million reflecting customer account write-offs and increased accounts receivable during the period, offset by higher Sprint litigation related expense accruals.

We received approximately $0.2 million primarily from the sale of equipment during each of the nine months ended September 30, 2009 and 2008.

For the nine months ended September 30, 2008, we received $0.6 million from the exercise of options representing approximately 37,800 shares.  As of September 30, 2009, there were 1,038,864 exercisable stock options outstanding with a weighted average exercise price of $20.07.  We cannot predict at what level, if any, cash will be generated from stock option exercises in the future. At September 30, 2009, the intrinsic value of all of our outstanding stock options was approximately $6.1 million.

Significant Uses of Cash

Cash flows used for investing activities for the nine months ended September 30, 2009 included $27.9 million for capital expenditures.  Included in this total was $24.8 million for new cell site construction and other network-related capital expenditures, of which $11.9 million was for EV-DO Rev. A equipment, and $3.1 million was for store improvements, IT and other corporate-related capital expenditures.

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

On January 30, 2009, our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in a stock repurchase program during the 12-month period beginning on the date of authorization. We may purchase shares from time to time in open market or privately negotiated transactions at prices deemed appropriate by management, depending on market conditions, applicable laws and other factors. The stock repurchase program does not require us to repurchase any specific number of shares and may be discontinued at any time.  Pursuant to this stock repurchase program, during the nine months ended September 30, 2009, we purchased 658,863 shares of our common stock at an average price of $13.69 per share for approximately $9.0 million, of which approximately $8.8 million had been settled in cash as of September 30, 2009.  These repurchased shares are reflected as Treasury stock, at cost in the Consolidated Balance Sheet as of September 30, 2009.  As of September 30, 2009, approximately $6.0 million remained available under the stock repurchase program.

Pursuant to the terms of the Merger Agreement discussed above in “—Recent Developments – Proposed Merger,” as of October 18, 2009, we are not permitted to repurchase shares of our common stock on or after such date.

Our uses of cash typically include providing for operating expenditures, debt service requirements and capital expenditures. Because our long-term debt does not begin to mature until 2013, we do not believe the volatility of the credit markets, unless prolonged, should have a significant impact on our ability to refinance our debt.  Pursuant to the terms of the Merger Agreement discussed above in “Recent Developments – Proposed Merger,” we have agreed that capital expenditures for the remainder of 2009 will be consistent with our internal 2009 budget and thereafter will not exceed $3.0 million per month without Sprint’s prior written consent.  On August 3, 2009, we paid our interest payment in relation to our Second Lien Notes entirely by increasing the principal amount of the outstanding Second Lien Notes.  To date, we have additionally elected to pay our November 1, 2009 and February 1, 2010 interest payments in relation to our Second Lien Notes entirely by increasing the principal amount of the outstanding Second Lien Notes (see Note 6, Long-Term Debt, of the “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report on Form 10-Q). We have made no other decisions regarding the future election of PIK Interest.

Pursuant to the terms of the Merger Agreement, we have certain restrictions on our ability to increase capital expenditures, pursue strategic acquisitions or new business opportunities, pay cash dividends or distributions, repurchase our stock, incur new debt, or retire or repurchase our debt.

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

•                  The ability of Sprint and us to complete the transactions contemplated by the Merger Agreement, including the pending tender offer to acquire our shares, and the favorable resolution of litigation challenging such transactions, the risk that a condition to the completion of such transactions may not be satisfied, the terms and conditions on which such transactions are made and developments regarding such transactions.

•                  The impact of the pendency of the transactions contemplated by the Merger Agreement on our business generally, including relationships with our vendors and employees, particularly if such transactions are not consummated promptly.

•                  Gross additions slowed in the first nine months of 2009, reflecting tightened credit standards and increased overall wireless penetration in our markets.  The percentage of our gross additions coming from Nextel subscribers switching to Sprint in our territory has declined in each of the 2009 quarters and has fallen significantly from levels we experienced in the second half of 2008.   We expect this decline to continue.  Additionally, gross additions were negatively impacted by the weakened economic environment, increased competitive advertising, increased competition and the relative attractiveness of competitors’ phones, pricing plans, coverage and customer service, as well as continuing concerns about the strength of the “Sprint” brand. We believe that these factors will continue to negatively affect gross additions in the remainder of 2009. To the extent we are unable to maintain, or choose to slow, our subscriber growth, it may make it more difficult for us to obtain sufficient revenue to achieve and sustain profitability.

•                  While our churn in the first nine months of 2009 has improved as compared to the first nine months of 2008, it increased from the second quarter of 2009 to the third quarter of 2009 and it continues to be higher than the national industry average.

Our churn may increase in the future or remain high due to the weakening economic environment, increased competition or other factors. If churn continues to remain high or increases over the long-term, we would lose the cash flows attributable to these subscribers and may incur higher net losses or lower net profits.

•                  Despite our 2009 increases in per subscriber revenue as compared to 2008 levels, competition in the wireless industry remains intense and continues to put pressure on our per subscriber revenue.  The introduction of more advanced handheld devices and new technologies and delivery channels, such as the WiMax offerings of Sprint through the Sprint-Clearwire transaction, further complicate the competitive environment. In addition, prepaid plans (such as those offered by new entrants into our markets like MetroPCS and existing competitors like Nextel through its Boost product), which we do not currently offer, and unlimited plans, including those offered by us, also continue to increase in popularity, which may potentially put more downward pressure on wireless service pricing as well as potentially, in the case of unlimited plans, increase our cost of providing service. Incumbent carriers, including Sprint, have offered and may continue to offer more aggressive rate plans in order to maintain or achieve subscriber growth.  While customer care credits given to customers in our territory by Sprint moderated in the first nine months of 2009 as compared to 2008 levels, customer care credits remain high and the future trend of these credits is unknown.  As a result of these and other factors, we expect to see continued pressure on subscriber revenue which will have a negative effect on our cash flow and our operating results.

•                  While our third quarter cost per gross addition, or CPGA, was comparable to our CPGA for the 2008 third quarter, our CPGA continues to remain high as compared to historical levels. We may continue to experience higher costs to acquire subscribers in the future. In the event that we increase our distribution infrastructure, we will increase the fixed costs in our sales and marketing organization. Also, more aggressive promotional efforts in the future may lead to higher handset subsidies and rebates, as would increased sales of more expensive handsets and smart phones. In addition, we may increase our marketing expenses and pay higher commissions in an effort to attract and acquire new subscribers. With a higher CPGA, subscribers must remain our subscribers for a longer period of time at a stable ARPU for us to recover those acquisition costs.

•                  Certain portions of our operating expense continue to increase or remain high and may increase in the future due to, among other reasons:

•                  Bad debt expense, which increased from the second quarter of 2009 to third quarter of 2009, could potentially continue to increase due to higher write-offs, lower bad debt recoveries as a percentage of write-offs and a weakened economic environment;

•                  Trend toward higher roaming expense as customers increasingly choose roam inclusive rate plans and increase their use of their handset and data devices off our network;

•                  Higher handset subsidies, rebates, commissions and other retention expenses for existing subscribers who upgrade to a new handset as part of promotional efforts to reduce churn;

•                  Higher back office and administrative expenses due to the larger number of subscribers served and the increased CCPU fees proposed by Sprint for the three year period from 2011 through 2013, if not reduced or mitigated (see “—Business Overview—Relationship with Sprint” above for further discussion of proposed CCPU fee increases);

•                  Higher network costs as we process increasing voice and data traffic on our network, including traffic from Sprint customers roaming in our territories, and as a result of expanding our network infrastructure and increasing our deployment of EV-DO Rev. A.; and

•                  If the litigation stays and covenants not to sue granted pursuant to the Settlement Agreement are vacated or terminate, higher Sprint litigation related expenses, as a result of our ongoing defense of our rights under our affiliation agreements, in particular relating to the Sprint-Clearwire transaction announced in May of 2008, the Virgin Mobile transaction announced in July of 2009, and if any actions taken by Sprint related to its announced plan to divest of the Nextel wireless network in our territory do not comply with the Circuit Court’s order.

•                  A substantial portion of our revenue is derived from roaming revenue, the majority of which comes when subscribers of Sprint incur minutes of use in our territories. We believe our markets have certain characteristics that have historically had a favorable effect on the level of roaming revenue from subscribers of Sprint traveling in our markets.  These characteristics include being located near or around several large U.S. urban centers and having significant distances of major and secondary highways comprising principal travel corridors between these large urban centers.  In the first nine months of 2009, we have seen a decrease in roaming revenue that Sprint reports to us for their subscribers’ activity in our territory which we believe reflects reduced travel into our markets related to Sprint having less subscribers and these subscribers traveling less.  A continued downturn in economic conditions could result in further decreased travel activity and have a negative impact on our roaming revenue.  Similarly, if Sprint were to continue to lose subscribers, particularly in markets adjacent to our territory, it could have a negative impact on our roaming revenue.  Additionally, Sprint’s reciprocal roaming agreements with other carriers, such as its roaming agreement with Alltel, and our participation in those agreements, can change over time, potentially reducing the reciprocal rate or negatively affecting the level of roaming activity related to those roaming partners. The ratio between our roaming revenue with wireless carriers other than Sprint and our roaming expense with wireless carriers other than Sprint continued to decline in the first nine months of 2009 and was significantly below one in the third quarter of 2009. For the three and nine months ended September 30, 2009, approximately $0.8 million and $7.4 million, or 44% and 70%, respectively, of our roaming revenue from wireless carriers other than Sprint was derived from customers of Alltel, which was acquired by Verizon Wireless in January 2009. As a result, in 2009, we have experienced and expect to continue to experience a decline in our roaming revenue from Alltel. Moreover, since the ratio of inbound to outbound roaming fluctuates from period to period and year to year, the margin we earn from the difference between roaming revenue and roaming expense is difficult to predict. If this roaming margin with Sprint PCS or with other carriers declines due to less roaming revenue, more roaming expense, or both, our results of operations will be negatively affected.

•                  As we have added to the capacity, coverage and quality of our PCS network, we have incurred significant capital expenditures. We incurred approximately $27.9 million in capital expenditures in the nine months ended September 30, 2009, including approximately $11.9 million for continued expansion of our EV-DO Rev. A deployment.  In the future we may decide to further increase our cell site expansion or EV-DO Rev. A coverage, either or both of which may increase our anticipated capital expenditures and operating expense beyond our current plans. Furthermore, unforeseen changes in technology and changes in our plans to upgrade or expand our network may require us to spend more money than we expected and have a negative effect on our cash flow. Notwithstanding the foregoing, pursuant to the terms of the Merger Agreement, we have certain restrictions on our ability to incur capital expenditures.

•                  We believe that Sprint’s integration of the Sprint and Nextel businesses has had, and will continue to have, a negative impact on our business and prospects. With the integration of the marketing and sales of Sprint products and services with legacy Nextel products and services, conflicts and disputes continue to arise with how Sprint and we conduct business in our territory as well as with regard to Sprint’s commitment and level of service provided to the PCS Affiliate program and to us specifically, including the timeliness, completeness and level of insight into prospective and historical information provided to us to run our business. Additionally, we believe that changes in Sprint’s billing platform, Ensemble, and related reporting systems during 2008 resulted in a number of issues which have had an adverse impact on our subscriber activity and financial results, some of which we have formally disputed and continue to dispute. As of September 30, 2009, we have also not yet achieved the same level of visibility to our subscriber information we previously had prior to the migration. Further delays in reestablishing this level of visibility into our subscriber information could continue to make it more difficult for us to effectively manage our business. If continuing or future problems with Ensemble are not resolved in a timely manner for any reason, including Sprint’s inability or unwillingness to commit resources to such issues, our business would continue to be negatively impacted. There can be no assurances that we will not have continued disputes with Sprint relating to these or other items pertaining to Sprint’s performance of its obligations under the affiliation agreements.

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

•                  Turmoil in the credit markets and the financial services industry may negatively impact Sprint’s or our business, results of operations, financial condition or liquidity. The credit markets and the financial services industry have recently experienced a period of unprecedented turmoil characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, such events may have a material adverse effect on Sprint’s or our liquidity and financial condition.

•                  Pursuant to a final order of the Circuit Court of Cook County, Illinois, Sprint and those acting in concert with it must cease owning, operating and managing the Nextel wireless network in iPCS Wireless’s territory. On October 19, 2009, pursuant to the Settlement Agreement, the Circuit Court stayed this litigation, including Sprint’s obligations to comply with the Circuit Court’s final order by January 25, 2010.  If the stay is vacated for any reason, Sprint shall have until 120 days after the date on which the stay is vacated to comply with the requirements of the final order.  Sprint previously announced that it intends to sell certain of its Nextel assets located in iPCS Wireless’s territory in an attempt to comply with the Circuit Court’s order.  Such actions may or may not comply with the Circuit Court’s order.  In addition, we do not know the impact on our business of any such attempts by Sprint to comply.  Subject to the terms of the Settlement Agreement, we intend to diligently monitor Sprint’s actions and take such steps as may be appropriate to ensure full compliance by Sprint with the Circuit Court’s order and the Settlement Agreement.  In addition, as with any litigation, it is possible that the parties may otherwise settle the dispute. In that event, we cannot speculate as to the terms and conditions of any such settlement, which could include a material economic change in our relationship with Sprint. See “—Commitments and Contingencies — Sprint/Nextel Merger Litigation” below for further discussion.

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

We cannot predict the outcome of these legal proceedings. If we do not prevail, Sprint may be permitted to operate, through its Sprint-Clearwire venture, a mobile WiMax network that could adversely affect our business and operations by introducing a competitive product that can be expected to reduce demand for our products and services. If we do prevail, we do not know Sprint’s intentions for complying with any ruling and its impact on our business. On October 19, 2009, pursuant to the Settlement Agreement, the Circuit Court stayed this litigation. In addition, as with any litigation, it is possible that the parties may otherwise settle the dispute. In that event, we cannot speculate as to the terms and conditions of any such settlement, which could include a material economic change in our relationship with Sprint. See “—Commitments and Contingencies — Sprint/Clearwire Transaction Litigation” below for further discussion.

•                  On July 28, 2009, Sprint announced it agreed to acquire Virgin Mobile USA, Inc., subject to Virgin Mobile USA stockholders’ and regulatory approvals (“the Sprint-Virgin Mobile Transaction”).  On September 10, 2009, the iPCS Subsidiaries filed a lawsuit against Sprint and certain of its affiliates in the Circuit Court of Cook County, Illinois, seeking declaratory and injunctive relief with respect to the Sprint-Virgin Mobile Transaction. In that case, the iPCS Subsidiaries are seeking a declaration that the Sprint-Virgin Mobile Transaction constitutes a breach of Sprint’s affiliation agreements with the iPCS Subsidiaries, and also sought an injunction barring Sprint from closing the Sprint-Virgin Mobile Transaction until it complied with the affiliation agreements.  On the same day, the iPCS Subsidiaries filed a motion for preliminary injunction, in which they seek to enjoin the closing of the Sprint-Virgin Mobile Transaction.  That motion is pending.  On September 22, 2009, the defendants filed a motion to dismiss the complaint.  That motion is pending.  On October 19, 2009, pursuant to the Settlement Agreement, the Circuit Court stayed this litigation.

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

•                  As a PCS Affiliate of Sprint, we are dependent upon Sprint for many aspects of our business, including the brand name under which we operate, the spectrum that we use, technological advances and the nationwide wireless network outside of our territory. From the subscribers’ point of view, we are “Sprint” in our markets and they use our wireless network and the rest of the Sprint PCS network as a unified network. Sprint’s performance and brand reputation nationwide—over which we have no control—impacts our performance. We believe many of Sprint’s operating metrics, including net subscriber additions and churn, have significantly underperformed relative to industry averages over the last few years, reflecting deterioration in the relative strength of the Sprint brand. If Sprint is unable to improve its operating metrics and brand image in the future, particularly in the face of an economic downturn and an increasingly maturing industry, our business would likely suffer material adverse consequences.

Commitments and Contingencies

Proposed Merger. As discussed above in “Recent Developments — Proposed Merger,” on October 18, 2009, the Company, Sprint and the Purchaser, a wholly owned subsidiary of Sprint, entered into the Merger Agreement pursuant to which Sprint agreed to acquire all of the Company’s outstanding common stock for a cash price of $24 per share. The Merger Agreement provides for certain termination rights for each of Sprint and the Company and further provides that upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Sprint a termination fee of $12.5 million.

In connection with the Merger Agreement, Sprint, WirelessCo L.P., Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company, L.P., Nextel Communications, Inc., PhillieCo L.P. and APC PCS LLC (collectively, the “Sprint Parties”) and Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC, iPCS Wireless, Inc. and the Company (collectively, the “iPCS Parties”) also entered into a Settlement Agreement and Mutual Release, dated October 18, 2009 (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Sprint Parties and the iPCS Parties have agreed to stay all pending litigation between them, subject to certain exceptions and conditions, and not to sue each other during the pendency of the transactions contemplated by the Merger Agreement, subject to certain exceptions. The stays of litigation and covenants not to sue will terminate if the Merger Agreement is terminated or if the Offer is not closed within the time period allowed by the Merger Agreement and the party seeking to terminate the Merger Agreement is unable to do so due to a court order or injunction that prevents termination. In addition, under the terms of the Settlement Agreement, effective upon the closing of the Merger, the Sprint Parties and the iPCS Parties will release each other from all claims, except those arising under or relating to a breach of the Merger Agreement or the Settlement Agreement, and will jointly file all such documents that are necessary to effect the dismissal with prejudice of all court orders and pending lawsuits between the Sprint Parties and the iPCS Parties.

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

On October 19, 2009, pursuant to the Settlement Agreement, the Circuit Court stayed this litigation, including Sprint’s obligations to comply with the Court’s final order by January 25, 2010.  If the stay is vacated for any reason, Sprint shall have until 120 days after the date on which the stay is vacated to comply with the requirements of the final order.

On September 22, 2008, Sprint also filed a petition with the Circuit Court seeking to vacate that Court’s original order. On January 20, 2009, the Circuit Court denied Sprint’s petition with prejudice. On February 18, 2009, Sprint appealed the decision of the Circuit Court denying Sprint’s petition to vacate to the Illinois Appellate Court. The appeal process is ongoing.

On October 20, 2009, pursuant to the Settlement Agreement, the Illinois Appellate Court stayed Sprint’s appeal.  The stay will be automatically vacated if the Merger Agreement is terminated for any reason.

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

On November 3, 2008, the iPCS Subsidiaries filed a motion for preliminary injunction in the Circuit Court seeking to prevent Sprint from consummating the Sprint-Clearwire Transaction until such time that the Circuit Court could rule on the merits of the underlying litigation brought by the iPCS Subsidiaries against Sprint. On November 17, 2008, the iPCS Subsidiaries, Sprint, and New Clearwire reached a stipulation pursuant to which the iPCS Subsidiaries withdrew their motion for preliminary injunction without prejudice, and the Sprint-Clearwire Transaction closed on November 28, 2008. In connection with the withdrawal of the preliminary injunction motion by the iPCS Subsidiaries, the Circuit Court entered an Agreed Order and Stipulation, dated November 17, 2008 (the “Agreed Order”) pursuant to which: (i) New Clearwire stipulated that it did not presently intend to commercially launch its 4G network, sell products or services, or promote products or services that are available for sale in any part of the iPCS Subsidiaries’ territories prior to July 1, 2009, (ii) New Clearwire stipulated that it would give the iPCS Subsidiaries at least 60 days advance written notice before any commercial launch of its 4G network, any sale of products or services or any promotion of products or services that are offered for sale in any part of the iPCS Subsidiaries service areas if it plans to do so before entry of a final and non-appealable judgment by the Circuit Court in the underlying action brought by the iPCS Subsidiaries against Sprint, and (iii) New Clearwire and Sprint stipulated that neither of them nor any of their controlled affiliates would raise the fact that the Sprint-Clearwire Transaction had closed as a basis for opposing any remedy proposed by the iPCS Subsidiaries or granted by the Circuit Court.

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

On April 30, 2009, the Circuit Court denied a motion brought by Sprint that sought to dismiss the iPCS Subsidiaries’ claims as to whether Sprint improperly withheld advanced technology from them in connection with the Clearwire transaction.  The Circuit Court also ruled that the iPCS Subsidiaries’ claims for relief could not include certain types of monetary relief but that, in addition to their existing claims for injunctive relief, the iPCS Subsidiaries would not be prevented from making “a claim for any actual or direct damages.”

On October 19, 2009, pursuant to the Settlement Agreement, the Circuit Court stayed this litigation.  Under the terms of the Settlement Agreement, the stay shall not affect any rights, duties or obligations under the Agreed Order issued by the Circuit Court on November 17, 2008. The Settlement Agreement further provides that if New Clearwire takes any action that does not comply with the Agreed Order or if New Clearwire provides notice pursuant to the Agreed Order of its intention to launch a network or to promote or sell products or services in any part of the applicable iPCS Subsidiaries’ service areas, the stay shall be automatically vacated and the iPCS Subsidiaries shall be entitled to pursue all available remedies.

Sprint/Virgin Mobile Transaction Litigation.   On July 28, 2009, Sprint announced it agreed to acquire Virgin Mobile USA, Inc., subject to Virgin Mobile USA stockholders’ and regulatory approvals (“the Sprint-Virgin Mobile Transaction”).  On September 10, 2009, the iPCS Subsidiaries filed a lawsuit against Sprint and certain of its affiliates in the Circuit Court, seeking declaratory and injunctive relief with respect to the Sprint-Virgin Mobile Transaction. In that case, the iPCS Subsidiaries are seeking a declaration that the Sprint-Virgin Mobile Transaction constitutes a breach of Sprint’s affiliation agreements with the iPCS Subsidiaries, and also sought an injunction barring Sprint from closing the Sprint-Virgin Mobile Transaction until it complied with the affiliation agreements.  On the same day, the iPCS Subsidiaries filed a motion for preliminary injunction, in which they seek to enjoin the closing of the Sprint-Virgin Mobile Transaction.  That motion is pending.  On September 22, 2009, the defendants filed a motion to dismiss the complaint.  That motion is pending.  On October 19, 2009, pursuant to the Settlement Agreement, the Circuit Court stayed this litigation.  Under the terms of the Settlement Agreement, Sprint agreed that, so long as the stay was in effect, it would not (i) reduce, directly or indirectly, or permit to be reduced, the reseller rates under the Virgin Mobile resale arrangement applicable to the iPCS Subsidiaries or (ii) claim or assert in any litigation proceeding or other action between Sprint and the Company or any of their respective affiliates that the iPCS Subsidiaries or any of their affiliates has waived the right to challenge the permissibility of any prior direct or indirect reductions of such reseller rates.

Two putative class action lawsuits have been filed in the Circuit Court of Cook County, Illinois.  The complaints name as defendants the Company and its directors, among others, and generally allege that the consideration to be received by the Company’s stockholders in connection with the Merger Agreement is unfair and inadequate.  The complaints further allege that the Company’s directors breached their fiduciary duties by, among other things, approving the Merger Agreement and the other transactions contemplated by the Merger Agreement and that such breaches were aided and abetted by Sprint Nextel Corporation.  The lawsuits seek, among other things, preliminary injunctive relief and monetary and attorneys’ fees.  The Company believes that these lawsuits are without merit and intends to vigorously defend these actions.  As permitted under applicable law, each of the Company and certain of its subsidiaries indemnifies their directors and officers for certain events or occurrences while the officer or director is, or was, serving the Company or its subsidiaries in such a capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that should enable the Company to recover a portion of any future amounts paid.

We presently cannot determine the ultimate resolution of the matters described above. The results of litigation are inherently uncertain and, while we believe that we have meritorious claims in the matters described above, material adverse outcomes are possible. Additionally, on October 18, 2009, the parties to the above-described lawsuits entered into the Settlement Agreement. Please see above for a more detailed description of the Settlement.

In addition to the foregoing, from time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not currently a party to any such legal proceedings, the adverse outcome to which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

Nortel Networks Equipment Agreement

On March 13, 2009, we signed a letter of agreement with Nortel Networks to purchase EV-DO Rev. A equipment and services totaling approximately $19.7 million in aggregate, consisting of a non-cancelable purchase of approximately $14.8 million of equipment and services and an option to purchase up to an additional approximately $4.9 million of equipment and services.  Under this letter of agreement, we agreed to return to Nortel Networks certain equipment replaced by the purchased equipment by March 1, 2010.  We have submitted non-cancelable purchase orders for approximately $14.8 million of equipment and services and therefore have no remaining commitment under this letter of agreement to submit additional non-cancelable purchase orders.  As of September 30, 2009, we have received approximately $13.8 million and paid for approximately $13.1 million of equipment and services and have returned approximately half of the replaced equipment to Nortel.  The remaining replaced equipment is expected to be returned to Nortel by the end of 2009.

State of Michigan Sales and Use Tax Audit

The State of Michigan is currently auditing our sales and use tax returns for the years 2003 through 2006. The outcome of this audit cannot be determined at this time.

Contractual Obligations and Off-Balance Sheet Arrangements

For information regarding contractual obligations and off-balance sheet arrangements, see the captions “Contractual Obligations” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  At September 30, 2009, there had not been a material change to the contractual obligations or off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, except that at September 30, 2009, we have an off balance sheet obligation of approximately $1.0 million.  See “—Nortel Networks Equipment Agreement” above for further discussion regarding this obligation.

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

In July 2007, we entered into an interest rate swap agreement that effectively fixes the interest rate on $300.0 million of our variable rate indebtedness at 7.47% for three years starting August 1, 2007. The fair value of our interest rate swap was a $11.7 million liability at September 30, 2009. A hypothetical increase of 100 basis points in average market interest rates would increase the fair value of our interest rate swap by approximately $3.0 million. A decrease of 100 basis points in average market interest rates would decrease the fair value of our interest rate swap by approximately $3.0 million. A prospective increase of 100 basis points in the interest rate applicable to the remaining $175.0 million of variable rate indebtedness would result in an increase of approximately $1.8 million in our annual interest expense. At September 30, 2009, after consideration of the interest rate swap described above, approximately 37% of our debt is subject to variable interest rates.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 and the updated risk factors below as well as the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K and below are not the only ones facing us. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

Risks Related to the Offer and related Merger with Sprint

The market price of our common stock has been, and may continue to be, materially affected by the Offer.

The current market price of our common stock reflects, among other things, the commencement and anticipated completion of the Offer. The current market price is higher than the price before the Offer was announced on October 19, 2009. To the extent that the current market price of our common stock reflects market assumptions that the Offer will be completed, it is possible that the price of our common stock could decline if these market assumptions are not realized. There are a number of conditions precedent to the completion of the Offer, and legal proceedings have been brought against the Company seeking to enjoin the closing of the Offer.  However, there can be no assurance in this regard or as to any other forward-looking statements or matters relating to our stock price or otherwise, which are subject to numerous uncertainties and matters beyond the control of the Company, including the closing conditions set forth in the Merger Agreement. In addition, please note that the Company has published a Solicitation/Recommendation Statement on Schedule 14D-9 in accordance with the requirements of the Securities Exchange Act of 1934 and filed such Schedule 14D-9 with the Securities and Exchange Commission, which contains the recommendation of the board of directors of the Company with respect to the Offer. The statements in this report are not a solicitation or recommendation of the Company to its stockholders in connection with the proposed Offer, and stockholders should carefully review the Solicitation/Recommendation Statement before making any decision as to the Offer.

Uncertainties associated with the proposed Offer may cause a loss of employees and may otherwise materially adversely affect our business operations.

Our future results of operations depend in large part upon our ability to retain our current skilled and qualified employees and to attract new employees. The failure to continue to attract and retain such individuals could materially adversely affect our ability to compete. Our executive officers have employment agreements with change in control severance provisions.  We also have a special severance program for employees and additional retention agreements with select employees all with change in control severance provisions.  Despite this program and these agreements, it is uncertain whether we have provided our employees with sufficient financial incentives to continue their employment through the date of consummation of the Merger.  Employees may decide to seek employment elsewhere on the assumption that the transactions contemplated by the Merger Agreement will be consummated.  In addition, our retention of current employees and ability to attract prospective employees may be adversely affected by their perception of uncertainty about their continued roles with Sprint if the proposed Merger is consummated. An inability to retain key personnel during the period of the Offer could have an adverse effect on our ability to continue to operate the business as an independent entity in the event the proposed Merger is not consummated.

The Merger Agreement limits our ability to pursue an alternative acquisition proposal to the Merger and requires the payment of a termination fee of $12.5 million if we do so.

The Merger Agreement prohibits us from soliciting, initiating, encouraging or facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment of a termination fee of $12.5 million if the Merger Agreement is terminated in certain circumstances in connection with a third party initiating a competing acquisition proposal for us, or in the event that a majority of our shares of common stock are not tendered in the Offer. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to pay the termination fee also may discourage a third party from pursuing an alternative acquisition proposal. Should the Merger Agreement be terminated in circumstances under which the termination fee is payable, the payment could have material and adverse consequences to our financial condition and operations after such time.

The Merger Agreement contains restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

The Merger Agreement contains restrictive covenants that limit our ability to take certain significant actions during the period prior to the completion of the proposed Offer. Although the Merger Agreement provides that Sprint will not unreasonably withhold its consent to us taking otherwise prohibited actions, there can be no assurances that Sprint will grant such consent. These restrictions may materially adversely affect our ability to react to changes in market conditions or take advantage of business opportunities, either of which could have a material and adverse effect on the prospects of our business, which could be detrimental to our stockholders in the event the proposed Merger is not completed.

Before consummation of the Merger, Sprint may act in ways that are not in compliance with our affiliation agreements.

Before the consummation of the Merger, Sprint may act in ways that are not in compliance with our affiliation agreements.  Although we intend to continue to seek Sprint’s full compliance with these agreements through the completion of the Merger, Sprint may nevertheless attempt to cease providing certain contractually obligated services or otherwise cease to satisfy its responsibilities under the affiliation agreements.  We rely on Sprint to provide numerous services in the operation of our business.  In anticipation of the consummation of the Merger, Sprint may cease to provide its obligated services under the Affiliation Agreements, or it may reduce the level of resources it commits to the provision of these services.  Additionally, Sprint may breach the exclusivity provisions of our affiliation agreements in new and unforeseen ways before consummation of the Merger.  Any failure by Sprint to fully satisfy its obligations as to services provided, exclusivity or otherwise under our affiliation agreements would have an adverse effect on our business and results of operations, particularly if the Merger were not to consummate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares of common stock the Company acquired during the third quarter of 2009:

Issuer Purchases of Equity Securities

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
July 1, 2009 to July 31, 2009	87,825	$15.36	87,825	$8,927,173
August 1, 2009 to August 31, 2009	42,788	$16.90	42,788	$8,203,988
September 1, 2009 to September 30, 2009 (b)	127,720	$17.45	127,351	$5,981,314
Total	258,333	$16.65	257,964	$5,981,314

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

Pursuant to the terms of the Merger Agreement discussed in “Item 2 — Recent Developments — Proposed Merger,” as of October 18, 2009, the Company is not permitted to repurchase shares of its common stock on or after such date.

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
2.1

Agreement and Plan of Merger, dated as of October 18, 2009, among Sprint Nextel Corporation, Ireland Acquisition Corporation and iPCS, Inc. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by iPCS, Inc. on October 19, 2009)

2.2

Stockholders Agreement, dated as of October 18, 2009, among Sprint Nextel Corporation, Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Timothy M. Yager, Stebbins B. Chandor, Jr., Timothy G. Biltz and Mikal J. Thomsen (Incorporated by reference to Exhibit 2.2 to the Form 8-K filed by iPCS, Inc. on October 19, 2009)

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
4.1

Amended and Restated Common Stock Registration Rights Agreement, dated as of June 30, 2005, by and among iPCS, Inc., affiliates of Silver Point Capital, affiliates of AIG Global Investment Corp., the Timothy M. Yager 2001 Trust, Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by iPCS, Inc. on July 1, 2005)

4.2

First Lien Indenture, dated as of April 23, 2007, by and among iPCS, Inc., the Guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.3 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

4.3

Second Lien Indenture, dated as of April 23, 2007, by and among iPCS, Inc., the Guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.4 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

4.4

First Lien Security Agreement, dated as of April 23, 2007, made by iPCS, Inc. and the Guarantors in favor of U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 99.7 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

4.5

Second Lien Security Agreement, dated as of April 23, 2007, made by iPCS, Inc. and the Guarantors in favor of U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 99.8 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

4.6

Intercreditor Agreement, dated as of April 23, 2007, between U.S. Bank National Association, as first lien collateral agent and U.S. Bank National Association, as second lien collateral agent. (Incorporated by reference to Exhibit 99.9 to the Form 8-K filed by iPCS, Inc. on April 25, 2007)

4.7

First Amendment to the First Lien Security Agreement, dated as of October 10, 2007, made by iPCS, Inc. and the Guarantors in favor of U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by iPCS, Inc. on November 8, 2007)

4.8

First Amendment to the Second Lien Security Agreement, dated as of October 10, 2007, made by iPCS, Inc. and the Guarantors in favor of U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by iPCS, Inc. on November 8, 2007)

10.1

Settlement Agreement and Mutual Release, dated as of October 18, 2009, among Sprint Nextel Corporation, WirelessCo L.P., Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company, L.P., Nextel Communications, Inc., PhillieCo L.P., APC PCS LLC, Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC, iPCS Wireless, Inc. and iPCS, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by iPCS, Inc. on October 19, 2009)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iPCS, Inc.

	By:	/s/ TIMOTHY M. YAGER
Timothy M. Yager
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2009
	By:	/s/ STEBBINS B. CHANDOR, JR.
Stebbins B. Chandor, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2009